Form 10-Q
period 2017-03-31
Ramaco Resources, Inc.
filed 2017-05-10
CIK 1687187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West Main Street, Suite 1800 Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip code)

(859) 244-7455
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 8, 2017, the registrant had 39,062,576 shares of common stock outstanding.

RAMACO RESOURCES, INC.

  FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2017

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

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

●	the impact of potential legal proceedings and regulatory inquiries against us;

●	impact of weather and natural disasters on demand, production and transportation;

●	reductions and/or deferrals of purchases by major customers and our ability to renew sales contracts;

●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;

●	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

●	transportation availability, performance and costs;

●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires; and

●	the other risks identified in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to several risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal.

Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement and speak only as of the date of this Quarterly Report. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

GLOSSARY OF CERTAIN TERMS AND CONVENTIONS USED HEREIN

The terms defined in this section are used throughout this Quarterly Report:

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

●	CPP. Clean Power Plan.

●	CSAPR. Cross-State Air Pollution Rule.

●	CSX. CSX Corporation.

●	CTPF. Clean tons per foot.

●	CWA. Clean Water Act.

●	Deep mine. Also known as an underground mine. Usually located several hundred feet below the earth’s surface and accessed by a slope, drift portal or shaft.

●	Delivered cost. The cost of coal, including transportation costs, taxes, commissions, insurance and expenses associated with the equipment used to transport the coal.

●	Demurrage. A form of liquidated damages the charterer pays the ship owner for its extra use of the vessel as it is stated in the charter party (the governing contract).

●	Doyle. Doyle Trading Consultants, LLC.

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

●

Highwall mining. This mining technique involves a launch system that sits on a bench that is created via surface mining. Highwall mining utilizes a mining head that creates a square hole when it penetrates the coal, and advances into the coal seam using cameras and other remote guidance technology. As it advances into the seam, coal is conveyed by adding beams behind the mining unit that convey the coal into a stockpile.

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

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

Assets
Current assets
Cash and cash equivalents	$13,968,046	$5,196,914
Short-term investments	59,652,571	55,237,747
Accounts receivable	1,573,996	914,741
Inventory	2,170,307	1,518,638
Prepaid expenses	1,075,826	388,921
Total current assets	78,440,746	63,256,961

Property, plant and equipment - net	63,712,525	46,433,726

Long-term investments	5,199,278	5,199,077
Advanced coal royalties	2,050,000	2,050,000
Deferred offering costs	-	2,247,974
Other	21,841	21,354
Total Assets	$149,424,390	$119,209,092

Liabilities and Equity

Liabilities
Current liabilities
Accounts payable	$10,117,174	$8,955,884
Accrued expenses	2,294,485	1,174,904
Distributions payable	1,499,840	3,905,224
Asset retirement obligations	863,092	693,796
Note payable	-	500,000
Other	43,952	127,048
Total current liabilities	14,818,543	15,356,856

Asset retirement obligations	9,560,035	9,434,838
Note payable - Ramaco Carbon, LLC	-	10,629,275
Total liabilities	24,378,578	35,420,969

Commitments and contingencies	-	-

Series A preferred units	-	88,773,933

Equity
Preferred stock, 50,000,000 shares authorized, none outstanding	-	-
Common stock, 260,000,000 shares authorized, 39,062,576 shares outstanding	390,626	-
Contributed capital	-	13,265,547
Additional paid-in capital	147,623,351	-
Accumulated losses	(22,968,165)	(18,251,357)
Total equity	125,045,812	(4,985,810)

Total Liabilities and Equity	$149,424,390	$119,209,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016

Revenue
Coal sales	$9,851,978	$-
Coal processing	1,686,294	-
Total revenue	11,538,272	-

Costs and expenses
Cost of coal sales (exclusive of items shown separately below)	9,837,613	-
Cost of coal processing (exclusive of items shown separately below)	1,008,299	-
Other operating costs and expenses	17,300	71,565
Asset retirement obligation accretion	101,277	20,135
Depreciation, depletion and amortization	156,127	-
Professional fees	314,778	3,341,628
Selling, general and administrative	3,286,585	399,995
Total costs and expenses	14,721,979	3,833,323

Operating loss	(3,183,707)	(3,833,323)

Interest expense	(22,608)	(1,242)
Interest and dividend income	113,172	-

Net loss	$(3,093,143)	$(3,834,565)

Unaudited pro forma basic and fully diluted loss per share	$(0.10)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.
Unaudited Condensed Consolidated Statements of Equity

	Common Stock	Contributed Capital	Additional Paid-in Capital	Accumulated losses	Total Equity
Balance as of January 1, 2016	$-	$12,466,704	$-	$(5,807,054)	$6,659,650
Contribution from existing member	-	500,000	-	-	500,000
Net loss	-	-	-	(3,834,565)	(3,834,565)
Balance as of March 31, 2016	$-	$12,966,704	$-	$(9,641,619)	$3,325,085
Balance as of January 1, 2017	$-	$13,265,547	$-	$(18,251,357)	$(4,985,810)
Accretion - Series A preferred units	-	-	-	(123,825)	(123,825)
Accrued distributions on Series A preferred units	-	-	-	(1,499,840)	(1,499,840)
Issuance of common stock in Reorganization	224,982	(13,265,547)	13,040,565	-	-
Conversion of Series A preferred units into common stock	127,644	-	88,770,114	-	88,897,758
Proceeds from sale of common stock	38,000	-	43,667,339		43,705,339
Equity-based compensation	-	-	2,145,333	-	2,145,333
Net loss				(3,093,143)	(3,093,143)
Balance as of March 31, 2017	$390,626	$-	$147,623,351	$(22,968,165)	$125,045,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(3,093,143)	$(3,834,565)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion of asset retirement obligations	101,277	20,135
Depreciation, depletion and amortization	156,127	-
Costs associated with abandoned offering	-	3,089,079
Equity-based compensation	2,145,333	-
Changes in operating assets and liabilities:
Accounts and notes receivable	(659,458)	-
Prepaid expenses	(686,905)	90,991
Inventories	(651,669)	-
Other assets and liabilities	7,641	(10,000)
Accounts payable	(4,632,988)	1,172,181
Accrued expenses	1,119,581	(80,397)
Net cash from operating activities	(6,194,204)	447,424

Cash flow from investing activities
Purchases of property, plant and equipment	(11,447,432)	(1,832,688)
Proceeds from maturities of investment securities	10,499,000	-
Purchase of investment securities	(14,913,824)	-

Net cash from investing activities	(15,862,256)	(1,832,688)

Cash flows from financing activities
Proceeds from issuance of common stock	47,709,000	-
Payment of equity offering costs	(1,755,685)	-
Advances from Ramaco Carbon, LLC	-	490,302
Repayments to Ramaco Carbon, LLC	(10,629,275)	-
Repayments of financed insurance payable	(91,224)	(79,786)
Payment of distributions	(3,905,224)	-
Payment of note payable	(500,000)	-
Contributed capital from existing member	-	500,000
Net cash from financing activities	30,827,592	910,516

Net change in cash and cash equivalents	8,771,132	(474,748)
Cash and cash equivalents, beginning of period	5,196,914	993,627

Cash and cash equivalents, end of period	$13,968,046	$518,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$81,091	$1,242
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,794,278	$-
Additional retirement obligations acquired or incurred	$193,216	$-
Accretion - Series A preferred units	$123,825	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.       Organization and Business

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

Pursuant to the terms of a corporate reorganization (“Reorganization”) that was completed in connection with the closing of Resources’ initial public offering (“IPO”), all the interests in Ramaco Development, LLC were exchanged for newly issued common shares of Resources and as a result, Ramaco Development, LLC became a wholly-owned subsidiary of Resources. Therefore, the financial information for the period of January 1, 2017 through February 8, 2017, as contained in the financial statements for the three months ended March 31, 2017, and for the three months ended March 31, 2016, pertain to the historical financial statements and results of operations of Ramaco Development, LLC.

The terms “Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for periods since our Reorganization on February 8, 2017, refer to the Company and its subsidiaries, and for historical periods prior to our Reorganization, refer to Ramaco Development, LLC.

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

Proceeds of the Company’s IPO, based on the public offering price of $13.50 per share, were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, the Company received net proceeds of approximately $47.7 million ($43.7 million net of offering expenses paid directly by the Company). The Company used $10.7 million of the net proceeds to repay the Ramaco Carbon, LLC note payable in its entirety, including accrued interest thereon. All units of the Company’s then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12,764,426 shares of common stock in connection with the Reorganization.

 2.       Summary of Significant Accounting Policies

     Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

     All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period’s consolidated financial statements and related footnotes to conform them to the current period presentation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company does not plan to early adopt and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

3.       Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016

Plant and equipment	$19,708,955	$19,201,550
Construction in process	26,244,811	11,847,904
Capitalized mine development costs	18,166,570	15,635,956
Less: accumulated depreciation and amortization	(407,811)	(251,684)
Total property, plant and equipment, net	$63,712,525	$46,433,726

Depreciation expense related to the Company’s plant and equipment totaled $128,127 and amortization of its capitalized development expenses totaled $28,000 in the three months ended March 31, 2017. The Company began commercial mining operations in January 2017.

On March 29, 2017, the Company acquired approximately 14,762 acres of coal properties in Tazewell and Buchanan Counties, Virginia and McDowell County, West Virginia. As part of the transaction, the Company acquired several coal leaseholds adjacent to its Knox Creek operations. The Company paid $125,000 for the properties, a portion of which is recoupable from future production, and agreed to pay an overriding royalty on production from properties not already subleased.

4.       Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash	$13,968,046	$13,968,046	$5,196,914	$5,196,914
Accounts Receivable	1,573,996	1,573,996	914,741	914,741
Short-term investments
U. S. agency securities	43,735,095	43,802,259	45,289,747	45,245,318
Certificates of deposit	15,917,476	15,939,782	9,948,000	9,948,000
Total	59,652,571	59,742,041	55,237,747	55,193,318

Long-term investments
U. S. agency securities	5,199,278	5,191,073	5,199,077	5,190,640
Financial liabilities:
Accounts payable	(10,117,174)	(10,117,174)	(8,955,884)	(8,955,884)
Note payable	-	-	(500,000)	(500,000)
Note payable - Ramaco Carbon LLC	-	-	(10,629,275)	(10,629,275)

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

At March 31, 2017, ten securities had total unrealized losses of approximately $73,105. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

5.       Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows:

	Three Months Ended March 31,
	2017	2016

Balance at beginning of period	$10,128,634	$2,095,073
Additional retirement obligations incurred	193,216	-
Accretion expense	101,277	20,135

Balance at end of period	$10,423,127	$2,115,208

6.       Related Party Transactions

On-going Administrative Services—The Company entered into a Services Agreement with Ramaco Carbon, LLC in August 2015 for the use of office space, administrative services, office equipment and supplies for a semi-annual fee of $37,500. There were no payments under this agreement for the three months ended March 31, 2017.

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that the Company controls were acquired through a series of mineral leases and surface rights agreements with Ramaco Carbon, LLC. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. The agreements call for the Company to pay minimum annual royalties or throughput payments on a monthly, or in one case an annual, basis. The Company pays royalties or throughput payments on all coal mined and sold from the agreements based on a percentage of the gross selling price received for the coal mined by the Company. Payments of minimum coal royalties and throughput payments commenced in 2017 pursuant to the terms of the various agreements. Minimum royalties of $168,668 were paid in the three months ended March 31, 2017 of which $38,379 was recouped through credit against earned royalties for the quarter.

7.       Equity and Equity-Based Compensation

  At December 31, 2016, Ramaco Development, LLC had 8,000,000 common units and 4,538,836 preferred units issued and outstanding. On February 8, 2017, in connection with the Company’s IPO, a corporate reorganization occurred and each unit of Ramaco Development, LLC was converted into approximately 2.81 shares of common stock in Resources and as a result, the Company issued 35,262,576 shares of common stock. The Company issued an additional 3,800,000 shares of common stock in the IPO.

 After the corporate reorganization and the completion of the IPO discussed above, the Company is authorized to issue up to a total of 260,000,000 shares of its common stock with a par value $0.01 per share, and 50,000,000 shares of its preferred stock with a par value of $0.01 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights. At March 31, 2017, we had 39,062,576 shares of our common stock issued and outstanding.  We had no preferred shares issued or outstanding at March 31, 2017.

Equity-Based Compensation – On August 31, 2016, Ramaco Development, LLC granted two executives an aggregate of 333,334 options (166,667 each) for the purchase of common units at an exercise price of $15 per unit. The options have a ten-year term from the grant date.  The options to purchase common units were converted into 937,424 options to purchase shares of the Company’s common stock. Vesting of these options was accelerated in our IPO pursuant to their terms.  The Company recognized the remaining $2.1 million of equity-based compensation expense during the three months ended March 31, 2017 for this accelerated vesting.

8.       Commitments and Contingencies

Leases—The Company entered into a lease for new office space in Lexington, Kentucky. The lease term expires in March 2022. Monthly rents under the lease are $6,053. Total commitments under the lease over its term are $375,281.

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

Surety Bond—In accordance with state laws, the Company is required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at March 31, 2017 totaled approximately $4.8 million.

Construction Commitments—On September 2, 2016, the Company entered into a fixed price contract with a West Virginia contractor for the construction of a coal preparation plant, coal loadout and associated belting and storage facilities on the Elk Creek property for $27.8 million. A remaining $11.8 million under the contract is yet to be billed. Construction of the preparation plant and associated facilities is scheduled for completion in the second half of 2017.

In September 2016, the Company entered into a fixed price contract for the construction of a railroad spur from the site of the Elk Creek preparation plant and loadout for $4.5 million. At March 31, 2017, $1.0 million remained to be billed under this contract. Construction of the railroad spur is scheduled for completion in the second half of 2017.

9.       Earnings (Loss) Per Share

The following table is a calculation of the pro forma net loss per basic and diluted share for the three months ended March 31, 2017 and 2016.

	For the Three Months ended March 31, 2017
	Loss	Shares	Per Share
Net Loss	$(3,093,143)
Add:
Interest expense on note payable to Ramaco Carbon, LLC(1)	21,855
Basic net loss attributable to common shareholders (2)	(3,071,288)	32,068,708	$(0.10)
Effect of dilutive securities(3)	—	—	—
Diluted net loss attributable to common shareholders	(3,071,288)	32,068,708	$(0.10)

	For the Three Months ended March 31, 2016
	Loss	Shares	Per Share
Net Loss	$(3,834,565)
Add:
Interest expense on note payable to Ramaco Carbon, LLC	-
Basic net loss attributable to common shareholders (2)	(3,834,565)	22,498,150	$(0.17)
Effect of dilutive securities	—	—	—
Diluted net loss attributable to common shareholders	(3,834,565)	22,498,150	$(0.17)

(1) Adjustment has been made to the pro forma loss to addback interest expense associated with the note payable to Ramaco Carbon, LLC which was repaid in full using proceeds from the IPO.
(2) Weighted average number of shares outstanding during the quarter
(3) Excludes 937,424 shares issuable upon the exercise of outstanding options held by certain of our executive management because their effect would be anti-dilutive

Pro forma share and per share information presented have been adjusted to reflect the shares issued as a result of the Reorganization and IPO.

10.   Income Taxes

Prior to its Reorganization, the Company was a limited liability company and not subject to federal income tax or state income tax. Accordingly, no provision for federal or state income taxes was recorded as the Company’s equity holders were responsible for income taxes. Following the Reorganization and IPO in February 2017, the Company became subject to federal and state income taxes.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax benefit for the three months ended March 31, 2017 because the Company expects to incur a tax loss in the current year.  This tax loss is expected to result in a net operating loss carryforward at year-end; which is expected to be fully offset by a valuation allowance.

As of March 31, 2017, the Company has not recorded a reserve for any uncertain tax positions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report, as well as the financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and in our Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. Considering these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

On February 8, 2017, in connection with the closing of our initial public offering (“IPO”), we completed a corporate reorganization (the “Reorganization”) pursuant to which all the interests in Ramaco Development, LLC (“Ramaco Development”), our accounting predecessor, were exchanged for newly issued shares of common stock of the Company and as a result, Ramaco Development became a wholly-owned subsidiary of the Company. As such, the financial information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2017 through February 8, 2017, as contained in the financial statements for the three months ended March 31, 2017, and for the three months ended March 31, 2016, pertain to the historical financial statements and results of operations of Ramaco Development.

Overall Trends and Outlook

We expect our business to be affected by key trends in the metallurgical coal industry. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the United States has been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts. In addition to those outlined below, please consider the risk factors in “Item 1A. Risk Factors” in our Annual Report for additional detail on the risks affecting the coal industry.

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

Pricing

Sales commitments in the metallurgical coal market are typically not long-term in nature and are generally no longer than one year in duration. Most metallurgical coal transactions in the United States are done on a calendar year basis, where both prices and volumes are fixed in the third and fourth quarter for the following calendar year. Globally the market is evolving to shorter term pricing. Given the short-term nature of metallurgical coal commitments, we are subject to fluctuations in market pricing.

Metallurgical coal has been an extremely volatile commodity over the past 10 years, as steel production growth in Asia underpinned demand growth, while the market experienced three supply shocks from flooding events in Australia’s Queensland and a fourth in 2016 caused by a reduction in Chinese domestic production. U.S. metallurgical coal exports fell from 46.0 million tons in 2015 to 40.9 million tons in 2016. The premium global quarterly coal benchmark prices move significantly in response to changes in supply or demand. The most recent supply disruption was Cyclone Debbie, which hit Australia late in the first quarter of 2017 and shut down rail service to coal export facilities in Australia. The result was a surge in spot pricing which has since started to return to pre-Cyclone Debbie levels. Given our small production footprint at this time, we are unable to derive much benefit from current swings in spot pricing for metallurgical coal. Supplies may not remain low, and demand may decrease or overcapacity may resume, which could cause declines in the prices of and demand for coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Steel Industry

Substantially all of the metallurgical coal that we expect to produce will be sold to producers of steel or coke. Therefore, demand for our metallurgical coal will be highly correlated to the steel industry. The steel industry’s demand for metallurgical coal is affected by several factors including the cyclical nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which would have a material adverse effect upon our business. Similarly, if less expensive ingredients could be used in substitution for metallurgical coal in the integrated steel mill process, the demand for metallurgical coal would materially decrease, which would also materially adversely affect demand for our metallurgical coal.

Factors Affecting Comparability of Future Results

You should read this management’s discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Quarterly Report. Below are the period-to-period comparisons of our historical results and the analysis of our financial condition. In addition to the impact of the risk factors referred to in “Item 1A. Risk Factors” in our Annual Report, our future results could differ materially from our historical results due to a variety of factors, including the following:

Initial Public Offering. On February 8, 2017, the Company completed its IPO.

Pursuant to the terms of the Reorganization, in connection with the closing of the IPO, all the interests in Ramaco Development were exchanged for newly issued shares of common stock of the Company and as a result, Ramaco Development became a wholly-owned subsidiary of the Company. As such, financial information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2017 through February 8, 2017, as contained in the financial statements for the three months ended March 31, 2017, and for the three months ended March 31, 2016, pertain to the historical financial statements and results of operations of Ramaco Development. Intercompany transactions and accounts have been eliminated in consolidation of the financial information of Ramaco Development.

Pursuant to the registration statement, the Company registered the offer and sale of 6,000,000 shares of $0.01 par value common stock, which included 3,800,000 shares of stock sold by the Company and 2,200,000 shares of common stock sold by the selling stockholders.

Proceeds of the IPO were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, the Company received net proceeds of approximately $43.7 million (net of offering expenses paid directly by the Company). The Company used $10.7 million of the net proceeds to repay the Ramaco Carbon, LLC note payable in its entirety. All shares of the Company’s then-outstanding convertible Series A preferred stock automatically converted into an aggregate of 12,764,426 shares of common stock in connection with the Reorganization.

Revenue. We began commercial production from our mines in January 2017, at which time we began to generate revenue from production. In addition, we generate revenue from the sale of coal purchased from third parties and from processing coal for third parties. No coal mining or processing revenue is reflected in our financial statements for the three months ended March 31, 2016.

Production costs. Production costs are the costs incurred in our operations to produce and process metallurgical coal and are primarily comprised of mining costs, labor, supplies and repairs, power, rental, lease and royalty expense. No production costs are reflected in our financial statements for the three months ended March 31, 2016.

Selling, general and administrative expenses. We expect to incur approximately $2.5 million per year in incremental general and administrative expenses because of becoming a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. Not all of these differences in general and administrative expenses are reflected in our financial statements for the three months ended March 31, 2017.

Additionally, terms of our outstanding stock options issued to executive management provided for vesting upon the completion of the IPO. Share-based compensation expense is recognized quarterly over the vesting term of these awards. The Company recognized the remaining $2.1 million of compensation expense associated with these awards in the first quarter of 2017, the quarter in which the IPO occurred.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles in the United States (“U.S. GAAP”).  A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA is found in the table below.

EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion, and (4) amortization.  Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from the passage of time, equity-based compensation expense and specifically identified items that management believes do not directly reflect our core operations.

Because not all companies use identical calculations, our presentations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.  We recognize that using Adjusted EBITDA as a performance measure has inherent limitations as compared to net income (loss), EPS, or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature, which may be meaningful to investors.  As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and do not purport to be alternatives to net income (loss), EPS, or other U.S. GAAP financial measures as a measure of our operating performance.

A quantitative reconciliation for each of the periods presented of net income (loss) to Adjusted EBITDA is found within this Item 2.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Adjusted EBITDA

For the three months ended March 31, 2017, we reported a net loss of 3,093,143 compared to a net loss of $3,843,565 for the three months ended March 31, 2016. We had Adjusted EBITDA of ($780,907) compared to ($3,813,188) for the same period in 2016.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
	2017	2016

Adjusted EBITDA	$(780,970)	$(3,813,188)
Depreciation, depletion and amortization	156,127	-
Interest expense, net	(90,564)	1,242
Accretion of asset retirement obligations	101,277	20,135
Equity-based compensation	2,145,333	-
Net loss	$(3,093,143)	$(3,834,565)

Revenues

During the three months ended March 31, 2016, the Company was in the development stage and had no operations. Accordingly, it had no sales and no revenues. Commercial production from our first mine occurred in January 2017, at which time we began to generate revenue from production. In the three months ended March 31, 2017, the Company had revenues of $9,851,978 from the sale of coal and $1,686,294 from processing of coal for third parties. The Company sold 52,770 ton mined from its Alma Mine and 35,281 tons of coal purchased from third parties.

Costs and expenses

The following table summarizes costs, expenses and other components of operating loss for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31
	2017	2016

Cost of coal sales (exclusive of items shown separately below)	$9,837,613	$-
Cost of coal processing (exclusive of items shown separately below)	1,008,299	-
Other operating costs and expenses	17,300	71,565
Asset retirement obligation accretion	101,277	20,135
Depreciation, depletion and amortization	156,127	-
Professional fees	314,778	3,341,628
Selling, general and administrative	3,286,585	399,995

Total costs and expenses	$14,721,979	$3,833,323

Cost of coal sales. Our cost of coal sales in the three months ended March 31, 2017 reflect the costs incurred at our first operating mine, the Alma Mine, which began commercial mining activities in the first three months of this year. We did not have any mining operations in the three months ended March 31, 2016 and therefore had no cost of coal sales.

Cost of coal processing. Our cost of coal processing includes the costs of operating our Knox Creek preparation and loadout facility for the processing of coal for third parties during the three months ended March 31, 2017. We did not process any of our own coal at Knox Creek in the first three months although we did process third party coal which we had purchased and then resold.

Other operating costs and expenses. This includes costs and expenses which are not directly related to a specific mining operation. It typically includes general land management costs and some permit and license fees. Other operating costs and expenses in the three months ended March 31, 2017 were lower than those incurred in the three months ended March 31, 2016 primarily due to having operations and sales to which some of these expenses could be directly attributed.

Asset retirement obligation accretion. Asset retirement obligation (“ARO”) accretion in the three months ended March 31, 2017 increased significantly over the same period in 2016 reflecting the addition of the Knox Creek preparation plant and impoundment whose ARO represents nearly 53% of our entire ARO.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization costs in the three months ended March 31, 2017 reflected operations activity, particularly at our Knox Creek preparation plant, while we had no depreciation, depletion and amortization costs in the three months ended March 31, 2016 inasmuch as we had no active mines and had not yet acquired the Knox Creek assets.

Professional fees.   Professional fees includes legal, accounting and engineering fees. They declined significantly in the three months ended March 31, 2017 over the same period in 2016. Professional fees in the three months ended March 31, 2016 included $3,089,079 in deferred offering expenses that had been incurred in connection with a potential financing that was abandoned in the first three months of 2016.

Selling, general and administrative. Our selling, general and administrative expenses increased significantly in the three months ended March 31, 2017 over the same period in 2016, The major single item was the charging of $2.1 million in equity-based compensation to reflect the accelerated vesting of stock options that had been granted to two of our executive officers and which became fully vested pursuant to their terms upon our IPO. Other increases reflected the continuing growth of our organization as we ramped up both to begin producing and selling coal and fulfilling our responsibilities as a publicly traded company.

Liquidity and Capital Resources

Capital Resources

Our primary sources of cash while we have been in the exploration and development stage of our business was our parent company, Ramaco Carbon, LLC, and, after our corporate reorganization in 2016, Yorktown and ECP, through a combination of equity infusions and loans. On February 8, 2017, we closed our IPO which provided an additional approximately $33 million of liquidity after expenses and full repayment of the note payable to Ramaco Carbon, LLC. As of March 31, 2017, our available liquidity was $78.9 million, comprised of cash and investments. We expect to fund our capital and liquidity requirements with cash and investments on hand and projected cash flow from operations.

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

Cash and Investments

We follow a diversified investment approach for our cash and investments by maintaining such funds in accounts or certificates of deposit issued by federally insured financial institutions and debt securities of U.S. Government agencies. We had $64.9 million of investments as of March 31, 2017. The maturities of these investments were:

Three months or less	$14,971,790
More than three but less than six months	$33,142,041
More than six months but less than one year	$11,538,740
More than one year	$5,199,278

Our cash flows for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities	$(6,194,204)	$447,424
Cash flow from investing activities	(15,862,256)	(1,832,688)
Cash flow from financing activities	30,827,592	910,516
Net change in cash	$8,771,132	$(474,748)

Cash flows from operating activities. Net cash used in operating activities for the three months ended March 31, 2017 reflects increasing general and administrative costs and costs associated with the Company’s preparing for expanded operations partially offset by the generation of $692,360 of gross margin from the Company’s coal sales and processing services. The cash used in operating activities for three months ended March 31, 2016 was primarily the result of net losses incurred in preparing the Company for operations.

Cash flows from investing activities. Net cash used in investing activities was $15.9 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net cash used in investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to the investment of $11.5 million in mining equipment, processing facilities and mine development with an additional $4.4 million, net of maturities of $10 million, expended to purchase investment securities with proceeds received from the Company’s IPO.

Cash flows from financing activities. Net cash from financing activities was $30.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net cash from financing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to the net proceeds received from Company’s IPO.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development, construction of our preparation plant and load out facility and for ongoing operating expenses. We expect that we will be required to expend approximately $136.0 million through 2022 to fully develop our current projects, of which approximately $94 million is expected to be spent through December 31, 2018.

Management believes that current cash and investments on hand, along with cash flow from operations will be sufficient to meet its capital expenditure and operating plans through 2022. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and if needed, future issuances of debt or equity securities.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended March 31, 2017, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of the Company’s critical accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company does not plan to early adopt and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of our business, we are not exposed to market risks, such as those that may arise from changes in interest rates or changes in foreign currency exchange rates or that may otherwise arise. We expect that our sales contracts for our metallurgical coal will be short-term and therefore, we will be exposed to fluctuations in market pricing.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the three months ended March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report or our other SEC filings.

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 6.	Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMACO RESOURCES, INC.

May 10, 2017	By:	/s/ Michael Bauersachs
Michael Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

May 10, 2017	By:	/s/ Marc Solochek
Marc Solochek
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 14, 2017)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 14, 2017)

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.