Form 10-Q
period 2017-06-30
Ramaco Resources, Inc.
filed 2017-08-14
CIK 1687187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 14, 2017, the registrant had 39,509,311 shares of common stock outstanding.

i

RAMACO RESOURCES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2017

ii

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

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$2,858,014	$5,196,914
Short-term investments	49,842,881	55,237,747
Accounts receivable	1,869,930	914,741
Inventory	2,415,032	1,518,638
Prepaid expenses	766,989	388,921
Total current assets	57,752,846	63,256,961

Property, plant and equipment - net	88,333,656	46,433,726

Long-term investments	-	5,199,077
Advanced coal royalties	2,782,748	2,050,000
Deferred offering costs	-	2,247,974
Other	218,706	21,354

Total Assets	$149,087,956	$119,209,092

Liabilities and Equity

Liabilities
Current liabilities
Accounts payable	$16,307,435	$8,955,884
Accrued expenses	385,616	1,174,904
Distributions payable	-	3,905,224
Asset retirement obligations	1,032,388	693,796
Note payable	-	500,000
Other	-	127,048
Total current liabilities	17,725,439	15,356,856

Asset retirement obligations	9,777,720	9,434,838
Other	26,956	-
Note payable - Ramaco Carbon, LLC	-	10,629,275
Total liabilities	27,530,115	35,420,969

Commitments and contingencies	-	-

Series A preferred units	-	88,773,933

Equity
Preferred stock, 50,000,000 shares authorized, none outstanding	-	-
Common stock, 260,000,000 shares authorized, 39,509,311 and zero shares outstanding, respectively	395,093	-
Contributed capital	-	13,265,547
Additional paid-in capital	147,618,884	-
Accumulated losses	(26,456,136)	(18,251,357)
Total equity	121,557,841	(4,985,810)

Total Liabilities and Equity	$149,087,956	$119,209,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Coal sales	$10,522,122	$-	$20,374,100	$-
Coal processing	551,380	-	2,237,674	-
Total revenue	11,073,502	-	22,611,774	-
Costs and expenses
Cost of coal sales (exclusive of items shown separately below)	9,787,810	-	19,625,423	-
Cost of coal processing (exclusive of items shown separately below)	687,151	-	1,695,450	-
Other operating costs and expenses	1,396,690	153,690	1,413,990	225,255
Asset retirement obligation accretion	101,276	20,134	202,553	40,269
Depreciation, depletion and amortization	310,889	-	467,016
Professional fees	272,164	70,009	586,942	3,411,637
Selling, general and administrative	2,227,116	359,497	5,513,701	759,492
Total costs and expenses	14,783,096	603,330	29,505,075	4,436,653

Operating loss	(3,709,594)	(603,330)	(6,893,301)	(4,436,653)

Interest and dividend income	100,343	-	216,772	-
Other income and expense	121,492	-	118,235	-
Interest expense	(212)	(9,469)	(22,820)	(10,711)

Net loss	$(3,487,971)	$(612,799)	$(6,581,114)	$(4,447,364)

Unaudited pro forma basic and fully diluted loss per share	$(0.09)	$(0.03)	$(0.18)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Equity

	Common Stock	Contributed Capital	Additional Paid- in Capital	Accumulated losses	Total Equity
Balance as of January 1, 2016	$-	$12,466,704	$-	$(5,807,054)	$6,659,650
Contribution from existing member	-	500,000	-	-	500,000
Net loss	-	-	-	(4,447,364)	(4,447,364)
Balance as of June 30, 2016	$-	$12,966,704	$-	$(10,254,418)	$2,712,286

Balance as of January 1, 2017	$-	$13,265,547	$-	$(18,251,357)	$(4,985,810)
Accretion - Series A preferred units	-	-	-	(123,825)	(123,825)
Accrued distributions on Series A preferred units	-	-	-	(1,499,840)	(1,499,840)
Issuance of common stock in Reorganization	224,982	(13,265,547)	13,040,565	-	-
Conversion of Series A preferred units into common stock	127,644	-	88,770,114	-	88,897,758
Proceeds from sale of common stock	38,000	-	43,667,339	-	43,705,339
Equity-based compensation	4,467	-	2,140,866	-	2,145,333
Net loss	-	-	-	(6,581,114)	(6,581,114)
Balance as of June 30, 2017	$395,093	$-	$147,618,884	$(26,456,136)	$121,557,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cash flows from operating activities
Net loss	$(3,487,971)	$(612,799)	$(6,581,114)	$(4,447,364)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion of asset retirement obligations	101,276	20,134	202,553	40,269
Depreciation, depletion and amortization	310,889	-	467,016	-
Costs associated with abandoned offering	-	-	-	3,089,079
Equity-based compensation	-	-	2,145,333	-
Changes in operating assets and liabilities:
Accounts receivable	(295,934)	-	(955,189)	-
Prepaid expenses	308,837	15,049	(378,068)	106,040
Inventory	(244,725)	-	(896,394)	-
Advanced coal royalties	(732,748)	-	(732,748)	-
Other assets and liabilities	(213,861)	(225,000)	(170,396)	(235,000)
Accounts payable	6,037,506	(1,169,151)	7,198,796	3,030
Accrued expenses	(1,908,869)	19,631	(789,288)	(60,766)
Net cash from operating activities	(125,600)	(1,952,136)	(489,499)	(1,504,712)

Cash flow from investing activities
Purchases of property, plant and equipment	(24,493,560)	(407,895)	(41,735,270)	(2,240,583)
Purchases of investment securities	-	-	(14,913,824)	-
Proceeds from maturities of investment securities	15,008,968	-	25,507,767	-
Net cash from investing activities	(9,484,592)	(407,895)	(31,141,327)	(2,240,583)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	47,709,000	-
Payment of equity offering costs	-	-	(1,755,687)	-
Proceeds from note payable - related party	-	2,750,000	-	2,750,000
Repayments to Ramaco Carbon, LLC, net	-	(544,302)	(10,629,275)	(54,000)
Repayments of financed insurance payable	-	(89,948)	(127,048)	(169,734)
Payment of distributions	(1,499,840)	-	(5,405,064)	-
Payment of note payable	-	-	(500,000)	-
Contributed capital from existing members	-	-	-	500,000
Net cash from financing activities	(1,499,840)	2,115,750	29,291,926	3,026,266

Net change in cash and cash equivalents	(11,110,032)	(244,281)	(2,338,900)	(719,029)
Cash and cash equivalents, beginning of period	13,968,046	518,879	5,196,914	993,627

Cash and cash equivalents, end of period	$2,858,014	$274,598	$2,858,014	$274,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Supplemental cash flow information:
Cash paid for interest	$212	$6,576	$81,303	$7,818
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,604,365	$386,654	$6,604,365	$386,654
Additional retirement obligations acquired or incurred	$285,705	$-	$478,921	$-
Accretion - Series A preferred units	$-	$-	$123,825	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.         Organization and Business

Ramaco Resources, Inc. (“Resources”) through its wholly owned subsidiary Ramaco Development LLC, is engaged in the business of production and sale of metallurgical coal in central and northern Appalachia. Resources was incorporated pursuant to the laws of the State of Delaware on October 24, 2016 to become a holding company for Ramaco Development, LLC which was previously a wholly-owned subsidiary of Ramaco Carbon, LLC.

Pursuant to the terms of a corporate reorganization (“Reorganization”) that was completed in connection with the closing of Resources’ initial public offering (“IPO”), all the interests in Ramaco Development, LLC were exchanged for newly issued common shares of Resources and as a result, Ramaco Development, LLC became a wholly-owned subsidiary of Resources. Therefore, the financial information for the period of January 1, 2017 through February 8, 2017, as contained in the financial statements for the six months ended June 30, 2017, pertain to the historical financial statements and results of operations of Ramaco Development, LLC.

 The terms “Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for periods since our Reorganization on February 8, 2017, refer to the Company and its subsidiaries, and for historical periods prior to our Reorganization, refer to Ramaco Development, LLC.

  On February 8, 2017, Resources completed its IPO of common stock pursuant to a registration statement on Form S-1 (File 333-215363), as amended and declared effective by the SEC on February 2, 2017. Pursuant to the registration statement, the Company registered the offer and sale of 6,000,000 shares of $0.01 par value common stock, which included 3,800,000 shares of common stock sold by the Company and 2,200,000 shares of common stock sold by the selling stockholders.

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

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company plans to adopt this standard on January 1, 2018 and intends to elect the modified retrospective method of adoption. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

3. Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following:

	June 30, 2017	December 31, 2016

Plant and equipment	$31,009,270	$19,201,550
Construction in process	41,070,809	11,847,904
Capitalized mine development costs	16,981,039	15,635,956
Less: accumulated depreciation, depletion and amortization	(727,462)	(251,684)
Total property, plant and equipment, net	$88,333,656	$46,433,726

In the quarter ended June 30, 2017, depreciation expense related to the Company’s plant and equipment totaled $236,079 and amortization of its capitalized development expenses totaled $74,810. Depreciation expense related to the Company’s plant and equipment for the six months ended June 30, 2017 totaled $364,206 and amortization of its capitalized development expenses totaled $102,810. The Company began commercial mining operations in January 2017.

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

4.         Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash	$2,858,014	$2,858,014	$5,196,914	$5,196,914
Accounts receivable	1,869,930	1,869,930	914,741	914,741
Short-term investments:
U. S. agency securities	44,882,881	44,827,679	45,289,747	45,245,318
Certificates of deposit	4,960,000	4,960,000	9,948,000	9,948,000
Total short-term investments	$49,842,881	$49,787,679	$55,237,747	$55,193,318
Long-term investments
U. S. agency securities	-	-	5,199,077	5,190,640
Financial liabilities:
Accounts payable	(16,307,435)	(16,307,435)	(8,955,884)	(8,955,884)
Note payable	-	-	(500,000)	(500,000)
Note payable - Ramaco Carbon, LLC	-	-	(10,629,275)	(10,629,275)

The Company invests in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. At June 30, 2017, seven securities had total unrealized losses of approximately $55,201. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement.

The Company’s nonrecurring fair value measurements include asset retirement obligations, the estimated fair value of which is calculated as the present value of estimated cash flows related to its reclamation liabilities using Level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, the Company’s credit adjusted discount rate, inflation rates and estimated date of reclamation.

5.         Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows:

	Three Months Ended June 30		Six Months Ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$10,423,127	$2,115,208	$10,128,634	$2,095,073
Additional retirement obligations incurred	285,705	-	478,921	-
Accretion expense	101,276	20,134	202,553	40,269
Balance at end of period	$10,810,108	$2,135,342	$10,810,108	$2,135,342

6.         Related Party Transactions

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that the Company controls were acquired through a series of mineral leases and surface rights agreements with Ramaco Carbon, LLC. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. The agreements call for the Company to pay minimum annual royalties or throughput payments on a monthly, or in one case an annual, basis. The Company pays royalties or throughput payments on all coal mined and sold from the agreements based on a percentage of the gross selling price received for the coal mined by the Company. Payments of minimum coal royalties and throughput payments commenced in 2017 pursuant to the terms of the various agreements. Minimum royalties of $250,002 were paid in the three months ended June 30, 2017 of which $57,630 was recouped through credit against earned royalties for the quarter. For the six months ended June 30, 2017, minimum royalties of $416,670 were paid of which $96,008 was recouped through credit against earned royalties for that period.

7.         Equity and Equity-Based Compensation

At December 31, 2016, Ramaco Development, LLC had 8,000,000 common units and 4,538,836 preferred units issued and outstanding. On February 8, 2017, in connection with the Company’s IPO, a corporate reorganization occurred and each unit of Ramaco Development, LLC was converted into approximately 2.81 shares of common stock in Resources and as a result, the Company issued 35,262,576 shares of common stock. The Company issued an additional 3,800,000 shares of common stock in the IPO. After the corporate reorganization and the completion of the IPO discussed above, the Company is authorized to issue up to a total of 260,000,000 shares of its common stock with a par value $0.01 per share, and 50,000,000 shares of its preferred stock with a par value of $0.01 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights. At June 30, 2017, we had 39,509,311 shares of our common stock issued and outstanding. We had no preferred shares issued or outstanding at June 30, 2017.

Equity-Based Compensation—On August 31, 2016, Ramaco Development, LLC granted two executives an aggregate of 333,334 options (166,667 each) for the purchase of common units at an exercise price of $15 per unit. The options have a ten-year term from the grant date. The options to purchase common units were converted into 937,424 options to purchase shares of the Company’s common stock. Vesting of these options was accelerated in our IPO pursuant to their terms. The Company recognized the remaining $2.1 million of equity-based compensation expense during the three months ended March 31, 2017 for this accelerated vesting.

On June 28, 2017, the Company granted a total of 446,735 shares of restricted stock awards to six executives and the three independent directors. The fair market value, based on the closing price, of the stock on the day of the grant was $5.82 per share. The awards to the executives vest on December 31, 2019 and the awards to the independent directors vest in full on December 31, 2017. The Company will recognize $2,600,000 in equity-based compensation through the vesting dates. The Company has assumed zero forfeitures.

8.         Commitments and Contingencies

Leases—The Company entered into a lease for new office space in Lexington, Kentucky. The lease term expires in March 2022. Monthly rents under the lease are $6,053. Remaining commitments under the lease over its term are $345,021.

The Company entered into an office lease for space in South Charleston, West Virginia to house its operations management. The lease term expires on May 1, 2020. Monthly rents are $4,725. Total commitments remaining under the lease over its term are $155,925.

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

Surety Bond—In accordance with state laws, the Company is required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at June 30, 2017 totaled approximately $12.2 million.

Construction Commitments—On September 2, 2016, the Company entered into a fixed price contract with a West Virginia contractor for the construction of a coal preparation plant, coal loadout and associated belting and storage facilities on the Elk Creek property for $27.8 million. A remaining $4.6 million under the contract is yet to be billed. Construction of the preparation plant and associated facilities is scheduled for completion in the second half of 2017.

9.         Earnings (Loss) Per Share

The following table is a calculation of the pro forma net loss per basic and diluted share for the three months and six months ended June 30, 2017 and 2016.

	For the Three Months ended, June 30		For the Six Months ended, June 30

	2017	2016	2017	2016

Net loss	$(3,487,971)	$(612,799)	$(6,581,114)	$(4,447,364)
Add:
Interest expense on note payable to Ramaco Carbon, LLC (1)	-	-	21,855	-
Basic net loss attributable to common shareholders (2)	(3,487,971)	(612,799)	(6,559,259)	(4,447,364)
Effect of dilutive securities(3)	-	-	-	-

Diluted net loss attributable to common shareholders	$(3,487,971)	$(612,799)	$(6,559,259)	$(4,447,364)

Weighted average shares outstanding (basic and fully diluted)	39,072,394	22,498,150	35,592,366	22,498,150

Net loss per common share	$(0.09)	$(0.03)	$(0.18)	$(0.20)

(1) Adjustment has been made to the pro forma loss to addback interest expense associated with the note payable to Ramaco Carbon, LLC which was repaid in full using proceeds from the IPO.

(2) Weighted average number of shares outstanding during the quarter and during the six-months ended June 30, 2017

(3) Excludes 937,424 shares issuable upon the exercise of outstanding options held by certain of our executive management because their effect would be antidilutive

Pro forma share and per share information presented have been adjusted to reflect the shares issued as a result of the Reorganization and IPO.

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

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax benefit for the three months or six months ended June 30, 2017 because the Company expects to incur a tax loss in the current year. This tax loss is expected to result in a net operating loss carryforward at year-end, which is expected to be fully offset by a valuation allowance.

As of June 30, 2017, the Company has not recorded a reserve for any uncertain tax positions.

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

On February 8, 2017, in connection with the closing of our initial public offering (“IPO”), we completed a corporate reorganization (the “Reorganization”) pursuant to which all the interests in Ramaco Development, LLC (“Ramaco Development”), our accounting predecessor, were exchanged for newly issued shares of common stock of the Company and as a result, Ramaco Development became a wholly-owned subsidiary of the Company. As such, the financial information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2017 through February 8, 2017, as contained in the financial statements for the six months ended June 30, 2017, pertain to the historical financial statements and results of operations of Ramaco Development.

Overview

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

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties, other countries’ governmental policies and global economic conditions. Coal consumption and production in the United States has been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts. In addition to those outlined below, please consider the risk factors in “Item 1A. Risk Factors” in our Annual Report for additional detail on the risks affecting the coal industry.

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

Metallurgical coal has been an extremely volatile commodity over the past 10 years, as steel production growth in Asia underpinned demand growth, while the market experienced three supply shocks from flooding events in Australia’s Queensland and a fourth in 2016 caused by a reduction in Chinese domestic production. U.S. metallurgical coal exports fell from 46.0 million tons in 2015 to 40.9 million tons in 2016. However, premium global quarterly coal benchmark prices have rebounded significantly since early 2016, rising from $81 per MT in the first quarter of 2016 to $285 in the fourth quarter of 2016. Metallurgical coal prices are very sensitive to multiple factors affecting supply and demand. In early April, we saw spot prices surge upwards to $300 and more in response to the supply disruptions in Australia caused by Cyclone Debbie. In addition, spot pricing of metallurgical coal is going through some significant changes almost daily because of changes in Chinese government policies affecting the number of working days at Chinese coal mines, continued closure of small, unsanctioned, coal mines in China, and the reduction of Chinese steel production from antiquated induction furnaces. This volatility appears to be changing the manner in which metallurgical coal prices are being set. Recently, large Japanese steel producers opted for private price negotiations with key Australian coal producers. This may lead to a much less meaningful benchmark marker or its disappearance altogether. This will make it much more difficult for both buyers and suppliers of metallurgical coal to reach a consensus on price and likely lead to further increased volatility. We believe future spot and short-term pricing will be volatile in response to changing Chinese policies, new production having been recently brought online and idled metallurgical coal mines have been recently restarted in Mozambique, Australia, the United States and Canada, changing world economies, and the strengthening of the U.S. dollar making non-domestic producers more competitive. Supplies may not remain low, and demand may decrease or overcapacity may resume, which could cause declines in the prices of and demand for coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Initial Public Offering. On February 8, 2017, the Company completed its IPO. Pursuant to a registration statement on Form S-1, the Company registered the offer and sale of 6,000,000 shares of $0.01 par value common stock, which included 3,800,000 shares of stock sold by the Company and 2,200,000 shares of common stock sold by the selling stockholders.

Proceeds of the IPO were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, the Company received net proceeds of approximately $43.7 million (net of offering expenses paid directly by the Company). The Company used $10.7 million of the net proceeds to repay the Ramaco Carbon, LLC note payable in its entirety. All shares of the Company’s then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12,764,426 shares of common stock in connection with the Reorganization.

Revenue. The Company began reporting revenue from the sale of the Company’s coal production as well as the sale of third party coal in the first quarter of 2017. This reported revenue increased in the second quarter of 2017 as the Company expanded its presence in the domestic and export metallurgical markets. No coal mining revenue is reflected in our financial statements for the three months and six months ended June 30, 2016. Commercial production from our first mines occurred in January 2017, at which time we began to generate revenue from production.

Production Costs. Production costs are the costs incurred in our operations to produce and process metallurgical coal and are primarily comprised of mining costs, labor, supplies and repairs, power, rental, lease and royalty expense. No coal production costs are reflected in our financial statements for the three months and six months ended June 30, 2016.

Selling, general and administrative expenses. We expect to incur approximately $2.5 million per year in incremental selling, general and administrative expenses as a result of becoming a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. Not all of these differences in selling, general and administrative expenses are reflected in our financial statements for the three months and six months ended June 30, 2016.

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

EBITDA and ADJUSTED EBITDA

EBITDA and Adjusted EBITDA are intended to provide additional information only and do not have any standard meaning prescribed in generally accepted accounting principles in the United States (“U.S. GAAP”). A quantitative reconciliation of historical net income (loss) to Adjusted EBITDA is found in the table below. EBITDA represents net income (loss) before: (1) interest income (expense) net, (2) income tax provision, (3) depreciation and depletion and (4) amortization. Adjusted EBITDA represents EBITDA as further adjusted for accretion, which represents non-cash increases in asset retirement obligation liabilities resulting from passage of time, equity-based compensation expense and specifically identified items that management believes do not directly reflect our core operations. The Company uses Adjusted EBITDA to measure the operating performance of its mines and to allocate resources to its various projects. Furthermore, analogous measures are used by industry analysts and investors to evaluate the Company’s operating performance.

Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. We recognize that using Adjusted EBITDA as a performance measure has inherent limitations as compared to net income (loss), EPS, or other U.S. GAAP financial measures, as these non-GAAP measures exclude certain items, including items that are recurring in nature and may be meaningful to investors. As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss), EPS or other U.S. GAAP financial measures as a measure of our operating performance.

A quantitative reconciliation for each of the periods presented of net income (loss) to Adjusted EBITDA is found below.

Three Months Ended June 30, 2017 Compared To The Three Months Ended June 30, 2016

Adjusted EBITDA

For the three months ended June 30, 2017, we reported a net loss of $3,487,971 compared to a net loss of $612,799 for the three months ended June 30, 2016. We had Adjusted EBITDA of ($3,197,086) for the three months ended June 30, 2017 compared to ($583,196) for the same period of 2016.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the three months ended June 30, 2017 and 2016:

	2017	2016

Adjusted EBITDA	$(3,197,086)	(583,196)
Less:
Accretion of asset retirement obligation	101,276	20,134
Equity based compensation	-	-
EBITDA	(3,298,362)	(603,330)
Less:
Depreciation, depletion and amortization	310,889	-
Interest and dividend income, net	(121,280)	9,469
Income taxes	-	-
Net loss	$(3,487,971)	$(612,799)

Revenues. For the three months ended June 30, 2017, the Company had revenues of $10,522,121 from the sale of coal and $551,380 from processing of coal for third parties. For the three months ended June 30, 2017, the Company sold 56,857 tons of its mined coal and 52,415 tons of third party coal. We generated no revenue for the three months ended June 30, 2016 when the Company’s activities were devoted to development of its mineral properties.

Cost of coal sold and cost of coal processing. For the three months ended June 30, 2017, our cost of coal sold was $9,787,810 and our cost of coal processing services was $687,151. We had no cost of coal sold and no cost of coal processing services for the three months ended June 30, 2016 inasmuch as we did not carry out either of these activities.

Other operating costs and expenses. Other operating costs and expenses increased to $1,396,690 for the three months ended June 30, 2017 from $153,690 for the same period of 2016. The increase was principally attributable to the increased non-mine specific engineering and other outside services.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased to $101,276 for the three months ended June 30, 2017 from $20,134 for the same period of 2016 reflecting activities at the Knox Creek preparation plant and impoundment, whose ARO represents nearly 53% of our total ARO obligation and increased development of mines, both of which results in increased accretion expense being recognized over time due to the increased activity.

Depreciation and amortization. Depreciation expense related to the Company’s plant and equipment totaled $236,079 for the three months ended June 30, 2017. Amortization of capitalized development costs totaled $74,810 in the three months ended June 30, 2017. We first placed assets into operation in the third quarter ended September 30, 2016 with completion of the Knox Creek Acquisition. Accordingly, there was no depreciation expense recorded for the three months ended June 30, 2016 and there was no amortization since there was no coal production from the properties being developed.

Professional fees. Our professional fees increased to $272,164 for the three months ended June 30, 2017 from $70,009 for the same period of 2016. The increase primarily reflects expenses associated with being a publicly traded coal company.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $2,227,116 for the three months ended June 30, 2017 from $359,497 for the same period of 2016. A major portion of the $1,878,582 increase was attributable to the continuing building of our corporate organization.

Six Months Ended June 30, 2017 Compared To The Six Months Ended June 30, 2016

Adjusted EBITDA

For the six months ended June 30, 2017, we reported a net loss of $6,581,114 compared to a net loss of $4,447,364 for the six months ended June 30, 2016. We had adjusted EBITDA of ($3,861,627) for the six months ended June 30, 2017 compared to ($4,396,384) for the same period of 2016.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the six months ended June 30, 2017 and 2016:

	2017	2016

Adjusted EBITDA	$(3,861,627)	$(4,396,384)
Less:
Accretion of asset retirement obligation	202,553	40,269
Equity based compensation	2,145,333	-
EBITDA	(6,209,513)	(4,436,653)
Less:
Depreciation, depletion and amortization	467,016	-
Interest and dividend income, net	(95,415)	10,711
Income taxes	-	-
Net loss	$(6,581,114)	$(4,447,364)

Revenues. For the six months ended June 30, 2017, the Company had revenues of $20,374,100 from the sale of coal and $2,237,674 from processing of coal for third parties. For the six months ended June 30, 2017, the Company sold 108,633 tons of its mined coal and 87,696 tons of third party coal. We generated no revenue for the six months ended June 30, 2016 when the Company’s activities were devoted to development of its mineral properties.

Cost of coal sold and cost of coal processing. For the six months ended June 30, 2017, our cost of coal sold was $19,625,423 and our cost of coal processing services was $1,695,450. We had no cost of coal sold and no cost of coal processing services for the three months ended June 30, 2016 inasmuch as we did not carry out either of these activities.

Other operating costs and expenses. Other operating costs and expenses increased to $1,413,990 for the six months ended June 30, 2017 from $225,255 for the same period of 2016. The increase was principally attributable to the increased non-mine specific engineering and other outside services.

Asset retirement obligation accretion. Our ARO accretion increased to $202,553 for the six months ended June 30, 2017 from $40,269 for the same period of 2016 reflecting activities at the Knox Creek preparation plant and impoundment, whose ARO represents nearly 53% of our total ARO obligation and increased development of mines, both of which results in increased accretion expense being recognized over time due to the increased activity.

Depreciation and amortization. Depreciation expense related to the Company’s plant and equipment totaled $364,206 for the six months ended June 30, 2017. Amortization of capitalized development costs totaled $102,810 in the six months ended June 30, 2017. We first placed assets into operation in the third quarter ended September 30, 2016 with completion of the Knox Creek Acquisition. Accordingly, there was no depreciation expense recorded for the six months ended June 30, 2016 and there was no amortization since there was no coal production from the properties being developed.

Professional fees. Our professional fees decreased to $586,942 for the six months ended June 30, 2017 from $3,411,637 for the same period of 2016. The decrease primarily reflects the expensing of capitalized offering costs when the offering was abandoned in 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $5,513,701 for the six months ended June 30, 2017 from $759,492 for the same period of 2016. A major portion of the $4,682,591 increase was due to $2,145,333 in equity-based compensation and most of the balance was attributable to the continuing building of our corporate organization.

Liquidity and Capital Resources

Capital Resources

Our primary sources of cash while we have been in the exploration and development stage of our business was our former parent company Ramaco Carbon, LLC, and, after our preferred equity offering in 2016, Yorktown and ECP, through a combination of equity infusions and loans. On February 8, 2017, we closed our IPO which provided an additional approximately $33 million of liquidity after expenses and full repayment of the Note Payable to Ramaco Carbon, LLC . As of June 30, 2017, our available liquidity was $52.7 million, comprised of cash and investments. We expect to fund our capital and liquidity requirements with cash and investments on hand and projected cash flow from operations.

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

Cash and Investments

We follow a diversified investment approach for our cash and investments by maintaining such funds in accounts or certificates of deposit issued by federally insured financial institutions and debt securities of U.S. Government agencies. We had $49,842,881 of investments as of June 30, 2017. The maturities of these investments were:

Three months or less	$29,926,397
More than three but less than six months	15,154,588
More than six months but less than one year	4,761,909

Statement of Cash Flows

      Our cash flows for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow from operating activities	$(125,600)	$(1,952,136)	$(489,499)	$(1,504,712)
Cash flow from investing activities	(9,484,592)	(407,895)	(31,141,327)	(2,240,583)
Cash flow from financing activities	(1,499,840)	2,115,750	29,291,926	3,026,266
Net change in cash	$(11,110,032)	$(244,281)	$(2,338,900)	$(719,029)

Cash flows from operating activities. Net cash used in operating activities for the three months ended June 30, 2017 reflects increasing costs associated with the Company’s preparing for expanded operations partially offset by the generation of $0.6 million of gross margin from the Company’s coal sales and processing services. For the six months ended June 30, 2017, the costs associated with building the Company’s administrative and operating base was partially offset by the generation of $1.3 million of gross margin from the Company’s coal sales and processing services. The cash used in operating activities for the three months and the six months ended June 30, 2016 was primarily the result of net losses incurred in preparing the Company for operations.

Cash flows from investing activities. Net cash used in investing activities was $9.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. The increase in net cash used in investing activities for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to investment of $24.5 million in mining equipment, processing facilities and mine development, partially funded with the net proceeds received from maturities of investment securities of $15.0 million. For the six months ended June 30, 2017, the Company’s net cash used in investing activities was $31.1 million compared to $2.2 million used in the six months ended June 30, 2016. The increase in net cash used in investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to investment of $41.7 million in mining equipment, processing facilities and mine development, partially funded with the proceeds received from maturities of investment securities of $25.5 million.

Cash flows from financing activities. Net cash used in financing activities was $1.5 million in the three months ended June 30, 2017 and $2.1 million as generated from financing activities in the three months ended June 30, 2016. The net cash used in the three months ended June 30, 2017 was to fund an accrued distribution on the Series A preferred for the period from December 31, 2016 through the date of the IPO while the generation of cash in the three months ended June 30, 2016 was primarily attributable to the proceeds of a note payable from a related party. Net cash generated from financing activities in the six months ended June 30, 2017 and 2016 were $29.3 million and $3.0 million respectively. The increase in net cash from financing activities in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to the net proceeds of the Company’s IPO.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development, construction of our preparation plant and load out facility and for ongoing operating expenses. We expect that we will be required to expend approximately $136.0 million through 2022 to fully develop our current projects, of which approximately $70.8 million is expected to be spent through December 31, 2018.

Management believes that current cash and investments on hand, along with cash flow from operations will be sufficient to meet its capital expenditure and operating plans through 2020. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and if needed, future issuances of debt or equity securities.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended June 30, 2017, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of the Company’s critical accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company plans to adopt this standard on January 1, 2018 and intends to elect the modified retrospective method of adoption. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

As of June 30, 2017, we had no material off-balance sheet arrangements.

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

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMACO RESOURCES, INC.

August 14, 2017	By:	/s/ Michael Bauersachs
Michael Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

August 14, 2017	By:	/s/ Marc R. Solochek
Marc R. Solochek
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