Form 10-Q
period 2017-09-30
Ramaco Resources, Inc.
filed 2017-11-08
CIK 1687187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017, the registrant had 39,559,366 shares of common stock outstanding.

i

RAMACO RESOURCES, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Forward-looking statements may include statements about:

●	anticipated production levels, costs, sales volumes and revenues

●	timing for completion of major capital projects

●	our status as a recently organized corporation with limited operating history;

●	deterioration of economic conditions in the steel industry generally;

●	deterioration of economic conditions in the metallurgical coal industry generally;

●	higher than expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;

●	decreases in the estimated quantities or quality of our metallurgical coal reserves;

●	our expectations relating to dividend payments and our ability to make such payments;

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

●	Weir. Weir International, Inc.

●	Wheelage fee. A fee equal to a percent of the gross sales price of coal mined elsewhere but transported under, over, across or through leasehold premises.

●	Yards per day or hour. Because different equipment is capable of moving a different number of bank cubic yards, this is the key production variable for surface mining.

●	Yorktown. Yorktown Energy Partners IX, L.P., Yorktown Energy Partners X, L.P. and Yorktown Energy Partners XI, L.P., each of which is an investment fund affiliated with Yorktown Partners LLC.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$9,263,356	$5,196,914
Short-term investments	19,859,952	55,237,747
Accounts receivable	2,616,727	914,741
Inventory	3,951,900	1,518,638
Prepaid expenses	1,473,838	388,921
Total current assets	37,165,773	63,256,961

Property, plant and equipment - net	103,011,333	46,433,726

Long-term investments	-	5,199,077
Advanced coal royalties	2,984,482	2,050,000
Deferred offering costs	-	2,247,974
Other	385,514	21,354

Total Assets	$143,547,102	$119,209,092

Liabilities and Equity

Liabilities
Current liabilities
Accounts payable	$14,484,726	$8,955,884
Accrued expenses	1,557,735	1,174,904
Distributions payable	-	3,905,224
Asset retirement obligations	1,195,337	693,796
Note payable	-	500,000
Other	-	127,048
Total current liabilities	17,237,798	15,356,856
Asset retirement obligations	10,667,000	9,434,838
Note payable - Ramaco Coal, LLC	-	10,629,275
Total liabilities	27,904,798	35,420,969

Commitments and contingencies	-	-

Series A preferred units	-	88,773,933

Equity
Preferred stock, 50,000,000 shares authorized, none outstanding	-	-
Common stock, 260,000,000 shares authorized, 39,509,311 and zero shares outstanding, respectively	395,093	-
Contributed capital	-	13,265,547
Additional paid-in capital	147,938,891	-
Accumulated losses	(32,691,680)	(18,251,357)
Total equity	115,642,304	(4,985,810)

Total Liabilities and Equity	$143,547,102	$119,209,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016

Revenue
Coal sales	$14,404,979	$-	$34,779,079	$-
Coal processing	-	1,465,121	2,237,674	1,465,121
Total revenue	14,404,979	1,465,121	37,016,753	1,465,121
Costs and expenses
Cost of coal sales (exclusive of items shown separately below)	14,751,276	-	35,564,686	-
Cost of coal processing (exclusive of items shown separately below)	-	384,254	2,212,403	384,254
Other operating costs and expenses	1,308,400	-	1,477,340	91,605
Asset retirement obligation accretion	101,276	94,519	303,829	134,788
Depreciation, depletion and amortization	867,968	60,519	1,334,983	60,519
Professional fees	480,905	737,380	1,067,845	4,149,017
Selling, general and administrative	3,237,682	1,671,855	8,291,489	2,564,997
Total costs and expenses	20,747,507	2,948,527	50,252,575	7,385,180

Operating loss	(6,342,528)	(1,483,406)	(13,235,822)	(5,920,059)

Interest and dividend income	76,843	14,071	299,084	14,071
Other income and expense	30,163	-	142,921	-
Interest expense	(21)	(63,363)	(22,841)	(74,074)

Net loss	$(6,235,543)	$(1,532,698)	$(12,816,658)	$(5,980,062)

Unaudited pro forma basic and fully diluted loss per share	$(0.16)	$(0.07)	$(0.35)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Equity

	Common Stock	Contributed Capital	Additional Paid- in Capital	Accumulated losses	Total Equity
Balance as of January 1, 2016	$-	$12,466,704	$-	$(5,807,054)	$6,659,650
Contribution from existing member	-	500,000	-	-	500,000
Paid-in kind distribution on Series A preferred units	-	(776,712)	-	-	(776,712)
Accretion -Series A preferred units	-	(61,740)	-	-	(61,740)
Equity-based compensation	-	67,894	-	-	67,894
Net loss	-	-	-	(5,980,062)	(5,980,062)
Balance as of September 30, 2016	$-	$12,196,146	$-	$(11,787,116)	$409,030

Balance as of January 1, 2017	$-	$13,265,547	$-	$(18,251,357)	$(4,985,810)
Accretion - Series A preferred units	-	-	-	(123,825)	(123,825)
Distributions on Series A preferred units	-	-	-	(1,499,840)	(1,499,840)
Issuance of common stock in Reorganization	224,982	(13,265,547)	13,040,565	-	-
Conversion of Series A preferred units into common stock	127,644	-	88,770,114	-	88,897,758
Proceeds from sale of common stock	38,000	-	43,667,339	-	43,705,339
Equity-based compensation	4,467	-	2,460,873	-	2,465,340
Net loss	-	-	-	(12,816,658)	(12,816,658)
Balance as of September 30, 2017	$395,093	$-	$147,938,891	$(32,691,680)	$115,642,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(12,816,658)	$(5,980,062)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion of asset retirement obligations	303,829	134,788
Depreciation, depletion and amortization	1,334,983	60,519
Costs associated with abandoned offering	-	3,089,079
Equity-based compensation	2,465,340	67,894
Changes in operating assets and liabilities:
Accounts receivable	(1,701,986)	(401,216)
Prepaid expenses	(1,084,917)	188,048
Inventory	(2,433,262)	-
Advanced coal royalties	(934,482)	-
Other assets and liabilities	(364,160)	(21,341)
Accounts payable	2,327,052	306,991
Accrued expenses	382,831	263,108
Net cash from operating activities	(12,521,430)	(2,292,192)

Cash flow from investing activities
Purchases of property, plant and equipment	(53,280,926)	(2,663,967)
Purchases of investment securities	(14,913,824)	(64,782,707)
Proceeds from maturities of investment securities	55,490,696	-
Net cash from investing activities	(12,704,054)	(67,446,674)

Cash flows from financing activities
Proceeds from issuance of common stock	47,709,000	-
Payment of equity offering costs	(1,755,687)	(133,848)
Issuance of Series A preferred units	-	83,704,055
Proceeds from note payable - related party	-	4,000,000
Repayments to Ramaco Coal, LLC, net	(10,629,275)	(53,735)
Repayments of financed insurance payable	(127,048)	(304,044)
Payment of distributions	(5,405,064)	-
Payment of note payable	(500,000)	-
Contributed capital from existing members	-	500,000
Net cash from financing activities	29,291,926	87,712,428

Net change in cash and cash equivalents	4,066,442	17,973,562
Cash and cash equivalents, beginning of period	5,196,914	993,627

Cash and cash equivalents, end of period	$9,263,356	$18,967,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months Ended September 30,
	2017	2016
Supplemental cash flow information:
Cash paid for interest	$81,324	$1,242
Non-cash investing and financing activities:
Increase in prepaid expenses and financed insurance payable	57,633	310,089
Capital expenditures included in accounts payable	3,201,790	2,076,336
Additional asset retirement obligations acquired or incurred	478,921	7,416,164
Series A preferred units issued in exchange for note payable – related party	-	4,045,945
Paid-in kind distribution on Series A preferred units	-	776,712
Accretion - Series A preferred units	123,825	61,740
Sale of equipment for receivable	271,638	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.         Organization and Business

Ramaco Resources, Inc. (“Resources”) through its wholly owned subsidiary Ramaco Development LLC, is engaged in the business of production and sale of metallurgical coal in central and northern Appalachia. Resources was incorporated pursuant to the laws of the State of Delaware on October 24, 2016 to become a holding company for Ramaco Development, LLC which was previously a wholly-owned subsidiary of Ramaco Coal, LLC (formerly Ramaco Carbon, LLC).

Pursuant to the terms of a corporate reorganization (“Reorganization”) that was completed in connection with the closing of Resources’ initial public offering (“IPO”), all the interests in Ramaco Development, LLC were exchanged for newly issued common shares of Resources and as a result, Ramaco Development, LLC became a wholly-owned subsidiary of Resources. Therefore, the financial information for the period of January 1, 2017 through February 8, 2017, as contained in these financial statements, pertain to the historical financial statements and results of operations of Ramaco Development, LLC.

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

Proceeds of the Company’s IPO, based on the public offering price of $13.50 per share, were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, the Company received net proceeds of approximately $47.7 million ($43.7 million net of offering expenses paid directly by the Company). The Company used $10.7 million of the net proceeds to repay the Ramaco Coal, LLC note payable in its entirety, including accrued interest thereon. All units of the Company’s then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12,764,426 shares of common stock in connection with the Reorganization.

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

Reclassifications—The Company’s financial statements for prior periods include reclassifications that were made to conform to the current period presentation.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company plans to adopt this standard on January 1, 2018 and intends to elect the modified retrospective method of adoption. The Company does not anticipate a significant impact on our financial statements and disclosures. Our evaluation is not final and we continue to assess the impact the updated standard will have on our revenue contracts.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

3.       Property, Plant and Equipment

The Company’s property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016

Plant and equipment	$36,764,824	$19,201,550
Construction in process	47,984,431	11,847,904
Capitalized mine development costs	19,848,745	15,635,956
Less: accumulated depreciation, depletion and amortization	(1,586,667)	(251,684)
Total property, plant and equipment, net	$103,011,333	$46,433,726

In the quarter ended September 30, 2017, depreciation expense related to the Company’s plant and equipment totaled $754,450 and amortization of its capitalized development expenses totaled $113,518. Depreciation expense related to the Company’s plant and equipment for the nine months ended September 30, 2017 totaled $1,118,656 and amortization of its capitalized development expenses totaled $216,327. The Company began commercial mining operations in January 2017.

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

4.         Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$9,263,356	$9,263,356	$5,196,914	$5,196,914
Accounts receivable	2,616,727	2,616,727	914,741	914,741
Short-term investments:
U. S. agency securities	19,859,952	19,844,499	45,289,747	45,245,318
Certificates of deposit	-	-	9,948,000	9,948,000
Total short-term investments	19,859,952	19,844,499	55,237,747	55,193,318
Long-term investments
U. S. agency securities	-	-	5,199,077	5,190,640
Financial liabilities:
Accounts payable	(14,484,726)	(14,484,726)	(8,955,884)	(8,955,884)
Note payable	-	-	(500,000)	(500,000)
Note payable - Ramaco Coal, LLC	-	-	(10,629,275)	(10,629,275)

The Company invests in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. At September 30, 2017, four securities had total unrealized losses of approximately $15,453. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

5.         Asset Retirement Obligations

Changes in the carrying amount of our asset retirement obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$10,810,108	$2,135,342	$10,128,634	$2,095,073
Additional retirement obligations incurred	950,953	7,416,164	1,429,874	7,416,164
Accretion expense	101,276	94,519	303,829	134,788
Balance at end of period	$11,862,337	$9,646,025	$11,862,337	$9,646,025

6.         Related Party Transactions

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that the Company controls were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. The agreements call for the Company to pay minimum annual royalties or throughput payments on a monthly, or in one case an annual, basis. The Company pays royalties or throughput payments on all coal mined and sold from the agreements based on a percentage of the gross selling price received for the coal mined by the Company. Payments of minimum coal royalties and throughput payments commenced in 2017 pursuant to the terms of the various agreements. Minimum royalties of $350,002 were paid in the three months ended September 30, 2017 of which $103,082 was recouped through credit against earned royalties for the quarter. For the nine months ended September 30, 2017, minimum royalties of $766,762 were paid of which $199,091 was recouped through credit against earned royalties for that period.

7.         Equity and Equity-Based Compensation

At December 31, 2016, Ramaco Development, LLC had 8,000,000 common units and 4,538,836 preferred units issued and outstanding. On February 8, 2017, in connection with the Company’s IPO, a corporate reorganization occurred and each unit of Ramaco Development, LLC was converted into approximately 2.81 shares of common stock in Resources and as a result, the Company issued 35,262,576 shares of common stock. The Company issued an additional 3,800,000 shares of common stock in the IPO. After the corporate reorganization and the completion of the IPO discussed above, the Company is authorized to issue up to a total of 260,000,000 shares of its common stock with a par value $0.01 per share, and 50,000,000 shares of its preferred stock with a par value of $0.01 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights. At September 30, 2017, we had 39,509,311 shares of our common stock issued and outstanding. We had no preferred shares issued or outstanding at September 30, 2017.

Equity-Based Compensation—On August 31, 2016, Ramaco Development, LLC granted two executives an aggregate of 333,334 options (166,667 each) for the purchase of common units at an exercise price of $15 per unit. The options have a ten-year term from the grant date. The options to purchase common units were converted into 937,424 options to purchase shares of the Company’s common stock. Vesting of these options was accelerated in our IPO pursuant to their terms. The Company recognized the remaining $2,144,333 of equity-based compensation expense during the three months ended March 31, 2017 for this accelerated vesting.

On June 28, 2017, the Company granted a total of 446,735 shares of restricted stock awards to six executives and the three independent directors. The fair market value, based on the closing price of the stock on the day of the grant, was $5.82 per share. The awards to the executives vest in full on December 31, 2019 and the awards to the independent directors vest in full on December 31, 2017. The Company will recognize $2,600,000 in equity-based compensation through the vesting dates. The Company has assumed zero forfeitures. The Company recognized $320,007 of equity-based compensation expense during the three months ended September 30, 2017 for these awards.

8.         Commitments and Contingencies

Leases—The Company leases office space in Lexington, Kentucky. The lease term expires in March 2022. Monthly rents under the lease are $6,053. Remaining commitments under the lease over its term are $308,703.

The Company leases office space in South Charleston, West Virginia for its operations management. The lease term expires on May 17, 2020. Monthly rents are $4,725. Total commitments remaining under the lease over its term are $146,475.

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

Surety Bond—In accordance with state laws, the Company is required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at September 30, 2017 totaled approximately $12.2 million.

Construction Commitments—On September 2, 2016, the Company entered into a fixed price contract with a West Virginia contractor for the construction of a coal preparation plant, coal loadout and associated belting and storage facilities on the Elk Creek property for $27.8 million. A remaining $1.7 million under the contract is yet to be billed.

9.         Earnings (Loss) Per Share

The following table is a calculation of the pro forma net loss per basic and diluted share for the three months and nine months ended September 30, 2017 and 2016.

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Net loss	$(6,235,543)	$(1,532,698)	$(12,816,658)	$(5,980,062)
Add:
Interest expense on note payable to Ramaco Coal, LLC (1)	-	15,900	21,855	15,900
Basic net loss attributable to common shareholders	(6,235,543)	(1,516,798)	(12,794,803)	(5,964,162)
Effect of dilutive securities (2)	-	-	-	-

Diluted net loss attributable to common shareholders	$(6,235,543)	$(1,516,798)	$(12,794,803)	$(5,964,162)

Weighted average shares outstanding (basic and fully diluted)	39,509,311	22,498,150	36,912,362	22,498,150

Net loss per common share	$(0.16)	$(0.07)	$(0.35)	$(0.27)

(1) Adjustment has been made to the pro forma loss to addback interest expense associated with the note payable to Ramaco Coal, LLC which was repaid in full using proceeds from the IPO.

(2) Excludes 937,424 shares in 2016 periods issuable upon the exercise of outstanding options held by certain of our executive management because their effect would be antidilutive. Similarly, assumed conversion of then outstanding Series A preferred units is excluded in the 2016 periods because their effect would be antidilutive.

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

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax benefit for the three months or nine months ended September 30, 2017 because the Company expects to incur a tax loss in the current year. This tax loss is expected to result in a net operating loss carryforward at year-end, which is expected to be fully offset by a valuation allowance.

As of September 30, 2017, the Company has not recorded a reserve for any uncertain tax positions.

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

On February 8, 2017, in connection with the closing of our initial public offering (“IPO”), we completed a corporate reorganization (the “Reorganization”) pursuant to which all the interests in Ramaco Development, LLC (“Ramaco Development”), our accounting predecessor, were exchanged for newly issued shares of common stock of the Company and as a result, Ramaco Development became a wholly-owned subsidiary of the Company. As such, the financial information presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the period from January 1, 2017 through February 8, 2017, as contained in the financial statements for the nine months ended September 30, 2017, pertain to the historical financial statements and results of operations of Ramaco Development.

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

Production

We are in the early stages of the development of our mining properties. Our ability to sell the coal we mine is dependent on the completion of the preparation plant and load out on the Elk Creek property. Delays in the completion of this project have resulted in lost coal sales and increased costs to date. As of September 30, 2017, we had two operating mines at Elk Creek and three other mines under development.  The preparation plant at Elk Creek became operational in late-October 2017. We expect to incur significant capital expenditures until we have completed the development of our properties. In addition, the development of our properties involves numerous regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause delays in, or increase the costs associated with, their completion. In connection with the development of our properties, we may encounter unexpected difficulties, such as shortages of materials, unexpected operational events, cost overruns and facility or equipment malfunctions.

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

Factors Affecting Comparability of Future Results

You should read management’s discussion and analysis of our financial condition and results of operations in conjunction with our historical financial statements included elsewhere in this Quarterly Report. Below are the period-to-period comparisons of our historical results and the analysis of our financial condition. In addition to the impact of the risk factors referred to in “Item 1A. Risk Factors” in our Annual Report, our future results could differ materially from our historical results due to a variety of factors, including the following:

Initial Public Offering. On February 8, 2017, the Company completed its IPO. Pursuant to a registration statement on Form S-1, the Company registered the offer and sale of 6,000,000 shares of $0.01 par value common stock, which included 3,800,000 shares of stock sold by the Company and 2,200,000 shares of common stock sold by the selling stockholders.

Proceeds of the IPO were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, the Company received net proceeds of approximately $43.7 million (net of offering expenses paid directly by the Company). The Company used $10.7 million of the net proceeds to repay the Ramaco Coal, LLC note payable in its entirety. All shares of the Company’s then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12,764,426 shares of common stock in connection with the Reorganization.

Revenue. The Company began reporting revenue from the sale of the Company’s coal production as well as the sale of third party coal in the first quarter of 2017. This reported revenue continued to increase in the third quarter of 2017 as the Company expanded its presence in the domestic and export metallurgical markets. No coal mining revenue is reflected in our financial statements for the three months and nine months ended September 30, 2016. Commercial production from our first mines occurred in January 2017, at which time we began to generate revenue from production.

Production Costs. Production costs are the costs incurred in our operations to produce and process metallurgical coal and are primarily comprised of mining costs, labor, supplies and repairs, power, rental, lease and royalty expense. For the nine months ended September 30, 2017, the Company has experienced higher trucking and third-party processing costs while construction of the preparation plant and load-out facilities was underway. No coal production costs are reflected in our financial statements for the three months and nine months ended September 30, 2016.

Selling, general and administrative expenses. We expect to incur approximately $2.5 million per year in incremental selling, general and administrative expenses as a result of becoming a publicly traded company. These costs include expenses associated with our annual and quarterly reporting, investor relations, registrar and transfer agent fees, incremental insurance costs, and accounting and legal services. Not all of these differences in selling, general and administrative expenses are reflected in our financial statements for the three months and nine months ended September 30, 2016.

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

Three Months Ended September 30, 2017 Compared To The Three Months Ended September 30, 2016

Adjusted EBITDA

For the three months ended September 30, 2017, we reported a net loss of $6,235,543 compared to a net loss of $1,532,698 for the three months ended September 30, 2016. We had Adjusted EBITDA of ($5,023,114) for the three months ended September 30, 2017 compared to ($1,260,474) for the same period of 2016.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the three months ended September 30, 2017 and 2016:

	2017	2016

Adjusted EBITDA	$(5,023,114)	$(1,260,474)
Less:
Accretion of asset retirement obligation	101,276	94,519
Equity-based compensation	320,007	67,894
EBITDA	(5,444,398)	(1,422,887)
Less:
Depreciation, depletion and amortization	867,968	60,519
Interest and dividend income, net	(76,822)	49,292
Income taxes	-	-
Net loss	$(6,235,543)	$(1,532,698)

Revenues. For the three months ended September 30, 2017, the Company had revenues of $14,404,979 from the sale of coal and no revenue from processing of coal for third parties. The Company ceased processing third party coal in April 2017 and has no current plans to begin those operations again. For the three months ended September 30, 2017, the Company sold 100,992 tons of its mined coal and 55,767 tons of third party coal. We generated no revenue from the sale of coal for the three months ended September 30, 2016 while the Company was continuing the development of its mineral properties. For the three months ended September 30, 2016, the Company did have revenues from coal processing for third parties of $1,465,121.

Cost of sales. For the three months ended September 30, 2017, our cost of sales was $14,751,276. We have incurred higher trucking and third-party processing costs during construction of our own facilities. We had no cost of coal sold and $384,254 cost of coal processing services for the three months ended September 30, 2016.

Other operating costs and expenses. Other operating costs and expenses increased to $1,308,400 for the three months ended September 30, 2017 from $0 for the same period of 2016. The increase was principally attributable to the increased non-mine specific engineering and other outside services.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased to $101,276 for the three months ended September 30, 2017 from $94,519 for the same period of 2016 reflecting activities at the Knox Creek preparation plant and impoundment, as well as commencement of mining at the Elk Creek properties in 2017.

Depreciation,depletion, and amortization. Depreciation expense related to the Company’s plant and equipment totaled $754,450 for the three months ended September 30, 2017. Amortization of capitalized development costs totaled $113,518 in the three months ended September 30, 2017. Depreciation expense recorded for the three months ended September 30, 2016 was $60,519 and there was no amortization of development costs since there was no coal production from the properties being developed.

Professional fees. Our professional fees decreased to $480,905 for the three months ended September 30, 2017 from $737,380 for the same period of 2016. The decrease primarily reflects reduced expenses associated with the Company’s exploration activities partially offset by the expenses associated with being a publicly traded coal company.

General and administrative expenses. General and administrative expenses increased to $3,237,682 for the three months ended September 30, 2017 from $1,671,855 for the same period of 2016. A major portion of the increase was attributable to the continued building of our corporate organization.

Nine Months Ended September 30, 2017 Compared To The Nine Months Ended September 30, 2016

Adjusted EBITDA

For the nine months ended September 30, 2017, we reported a net loss of $12,816,658 compared to a net loss of $5,980,062 for the nine months ended September 30, 2016. We had adjusted EBITDA of ($8,988,755) for the nine months ended September 30, 2017 compared to ($5,656,858) for the same period of 2016.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the nine months ended September 30, 2017 and 2016:

	2017	2016

Adjusted EBITDA	$(8,988,749)	$(5,656,858)
Less:
Accretion of asset retirement obligation	303,829	134,788
Equity-based compensation	2,465,340	67,894
EBITDA	(11,757,918)	(5,859,540)
Less:
Depreciation, depletion and amortization	1,334,983	60,519
Interest and dividend income, net	(276,243)	60,003
Income taxes	-	-
Net loss	$(12,816,658)	$(5,980,062)

Revenues. For the nine months ended September 30, 2017, the Company had revenues of $34,779,079 from the sale of coal and $2,237,674 from processing of coal for third parties. For the nine months ended September 30, 2017, the Company sold 210,152 tons of its mined coal and 130,685 tons of third party coal. We generated no coal sales for the nine months ended September 30, 2016. We generated $1,465,121 from processing coal for third parties for the nine months ended September 30, 2016.

Cost of coal sold and cost of coal processing. For the nine months ended September 30, 2017, our cost of coal sold was $35,564,686 and our cost of coal processing services was $2,212,403. We have incurred higher trucking and third-party processing costs during construction of our own facilities.

Other operating costs and expenses. Other operating costs and expenses increased to $1,477,340 for the nine months ended September 30, 2017 from $91,605 for the same period of 2016. The increase was principally attributable to the increased non-mine specific engineering and other outside services.

Asset retirement obligation accretion. Our ARO accretion increased to $303,829 for the nine months ended September 30, 2017 from $134,788 for the same period of 2016. The increase reflects commencement of mining activities at the Elk Creek properties, operations at the Knox Creek preparation plant and impoundment, and continuing development of additional mines, all of which results in increased accretion expense being recognized over time due to the increased activity.

Depreciation, depletion and amortization. Depreciation expense related to the Company’s plant and equipment totaled $1,118,656 for the nine months ended September 30, 2017. Amortization of capitalized development costs totaled $216,327 in the nine months ended September 30, 2017. The Company recorded depreciation expense of $60,519 for the nine months ended September 30, 2016 and there was no amortization since there was no coal production from the properties being developed.

Professional fees. Our professional fees decreased to $1,067,845 for the nine months ended September 30, 2017 from $4,149,017 for the same period of 2016. The decrease primarily reflects the expensing of approximately $3.1 million of deferred offering costs when the planned offering to which they relate was abandoned in 2016.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $8,291,489 for the nine months ended September 30, 2017 from $2,565,997 for the same period of 2016. A major portion of the $5,726,492 increase was due to $2,465,340 in equity-based compensation and most of the remaining balance was attributable to the continuing building of our corporate organization.

Liquidity and Capital Resources

Capital Resources

Our primary sources of cash while we have been in the exploration and development stage of our business was our former parent company Ramaco Coal, LLC, and, after our preferred equity offering in 2016, Yorktown and ECP, through a combination of equity infusions and loans. On February 8, 2017, we closed our IPO which provided an additional approximately $33 million of liquidity after expenses and full repayment of the Note Payable to Ramaco Coal, LLC . As of September 30, 2017, our available liquidity was $29.1 million, comprised of cash and investments. We expect to fund our capital and liquidity requirements with cash and investments on hand and projected cash flow from operations and possibly a short-term credit facility.

Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Cost overruns in our purchases of equipment needed to complete our mine development plans;

●	Delays in completion of development of our various mines which would reduce the coal we would have available to sell and our cash flow from operations;

●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations; and

●	Lack of availability of a short-term credit facility if it one is deemed to be need appropriate.

In the longer term, if future cash flows are not expected to be sufficient to meet our liquidity needs, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

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

Cash and Investments

We follow a diversified investment approach for our cash and investments by maintaining such funds in accounts or certificates of deposit issued by federally insured financial institutions and debt securities of U.S. Government agencies. We had $19,859,952 of investments as of September 30, 2017. The maturities of these investments were:

Three months or less	$14,660,289
More than three but less than nine months	5,199,663
Total	$19,859,952

Statement of Cash Flows

      The net change in cash and cash equivalents for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities	$(12,521,430)	$(2,292,192)
Cash flow from investing activities	(12,704,054)	(67,446,674)
Cash flow from financing activities	29,291,926	87,712,428
Net change in cash	$4,066,442	$17,973,562

Cash flows from operating activities. The cash used in operating activities for the nine months ended September 30, 2017 and 2016 was primarily the result of net losses incurred.

Cash flows from investing activities. For the nine months ended September 30, 2017, the Company’s net cash used in investing activities was $12.7 million compared to $67.4 million used in the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 includes the investment of $53.3 million in mining equipment, processing facilities and mine development, partially funded with the net proceeds received from maturities of investment securities of $40.6 million.

Cash flows from financing activities. Net cash generated from financing activities in the nine months ended September 30, 2017 and 2016 were $29.3 million and $87.7 million respectively. The increase in net cash from financing activities in the nine months ended September 30, 2017 arose from the issuance of common stock in our IPO less offering costs, repayment of debt and distibutions on our Series A preferred units. The increase in the nine months ended September 30, 2016 was primarily attributable to the net proceeds of the issuance of our Series A preferred units.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development, construction of our preparation plant and load out facility and for ongoing operating expenses. We expect that we will be required to expend approximately $136.0 million through 2022 to fully develop our current projects. Through September 30, 2017, we have invested approximately $85 million in these projects.

Management believes that current cash and investments on hand, along with cash flow from operations will be sufficient to meet its capital expenditure and operating plans through 2020. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and if needed, future issuances of debt or equity securities.

Critical Accounting Policies and Estimates

There have not been any material changes during the three months ended September 30, 2017, to the methodology applied by management for critical accounting policies previously disclosed in our Annual Report. Please read “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report for further description of the Company’s critical accounting policies.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption of one year prior to the required effective date is permitted. ASU 2014-09 allows adoption using either of two methods: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures. The Company plans to adopt this standard on January 1, 2018 and intends to elect the modified retrospective method of adoption. The Company does not anticipate a significant impact on our financial statements and disclosures. Our evaluation is not final and we continue to assess the impact the updated standard will have on our revenue contracts.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMACO RESOURCES, INC.

November 8, 2017	By:	/s/ Michael Bauersachs
Michael Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2017	By:	/s/ Marc R. Solochek
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