Form 10-K
period 2017-12-31
Ramaco Resources, Inc.
filed 2018-03-21
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $36,300,000.

As of March 21, 2018, the registrant had 40,077,599 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2018 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2017 (the “2018 Proxy Statement”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this report.

Forward-looking statements may include statements about:

●	anticipated production levels, costs, sales volumes and revenues;
●	timing for completion of major capital projects;
●	economic conditions in the steel industry generally;
●	economic conditions in the metallurgical coal industry generally;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our expectations relating to dividend payments and our ability to make such payments;
●

our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;

●	maintenance, operating or other expenses or changes in the timing thereof;
●	financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal and/or thermal coal;
●

compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;

●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, bank and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities; and
●	the other risks identified in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We completed our initial public offering (IPO) on February 8, 2017 and our common stock is listed on the NASDAQ Global Select Market under the symbol “METC.”

As used herein, “Ramaco Resources,” “we,” “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 252 million tons of high quality metallurgical coal reserves and advantaged geology leading to lower cash costs. Our near-term development portfolio includes four key assets: Elk Creek, Berwind, RAM Mine and Knox Creek.

We commenced initial production of metallurgical coal at our Elk Creek mining complex in late December 2016. During 2017, we developed and opened two deep mines and a surface mine at Elk Creek. Development production started at a third deep mine at Elk Creek in January 2018. Additionally, we constructed and activated the Elk Creek preparation plant and rail loadout facility in late October 2017. We also began development mining at our Berwind property in late 2017 and continued our purchase coal program which augments our sales. Our production for 2017 totaled 548 thousand clean tons of metallurgical coal.

In 2017, we sold approximately 608 thousand tons of coal, including approximately 236 thousand tons of purchased coal.

On February 8, 2017, we completed the IPO of our common stock pursuant to a registration statement on Form S-1 (File 333-215363), as amended and declared effective by the SEC on February 2, 2017. Pursuant to the registration statement, we registered the sale of 6,000,000 shares of $0.01 par value common stock, which included 3,800,000 shares of common stock sold by the Company and 2,200,000 shares of common stock sold by the selling stockholders.

Proceeds of our IPO, based on the public offering price of $13.50 per share, were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, we received net proceeds of approximately $43.7 million, after deducting discounts and offering expenses paid directly by us. We used $10.7 million of the net proceeds to repay indebtedness owed to Ramaco Coal, LLC, an affiliated entity. The remaining proceeds of the IPO were used for general corporate purposes, including development of the Elk Creek mining complex. All units of our then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12.76 million shares of common stock at the time of the IPO.

Metallurgical Coal Industry

Metallurgical coal is used to make metallurgical coke, a key ingredient in the steel-making process. Coke is used as a fuel and a reducing agent in a blast furnace during the smelting of iron ore into iron before it is converted into steel. Demand for coking coal in the U.S. is limited by the number of coke batteries. Annual U.S. metallurgical coal consumption is approximately 16 to 21 million tons per year. Any supply in excess of what can be consumed domestically is exported to buyers in North America, Africa, Europe, South America and Asia.

U.S. metallurgical coal production increased from 57.4 million tons in 2016 to 73 million tons in 2017, down from a peak of 90.9 million tons in 2011. U.S. metallurgical coal is primarily produced from underground mines located in the Appalachia coal regions. Metallurgical coal is transported by truck, rail (primarily Norfolk Southern or CSX), and barge to coke batteries located in the U.S. Metallurgical coal contracts in the U.S. frequently have one-year terms, although some buyers contract for shorter or longer terms. Domestic prices are historically not as volatile as international benchmark or indexed prices. Due to the modest but stable market for metallurgical coal consumption in the U.S., any supply in excess of what can be consumed domestically is exported.

The United States is the second largest seaborne exporter of metallurgical coal, behind Australia and ahead of Canada. The volume of metallurgical coal trading on the seaborne market was estimated to be 308 million metric tons in 2017, up 1% from 305 million metric tons in 2016. Australia is the dominant seaborne supplier and is expected to have accounted for approximately 60% of 2017 volumes, followed by the U.S. with approximately 12% of supply and Canada with approximately 10% of supply. U.S. metallurgical coal exports totaled 40.8 million tons in 2016 and 55.5 million tons in 2017. The United States has a geographic advantage over Australia and Canada in serving customers in the Atlantic Basin, primarily Europe and Brazil.

The metallurgical coal benchmark, which was traditionally negotiated quarterly between key Australian producers and key Japanese steel mills, has been replaced by utilizing a series of indices from a number of independent sources. Contracted volumes have terms that vary in duration from spot to one year, rarely exceeding one year. In some cases, indices are used at the point that the coal changes hands. In other cases, an average over time may be utilized. While the term “benchmark” is still utilized, it too is determined based on index values, typically for the preceding three months.

Seaborne metallurgical coal prices in 2016 and 2017 saw significant volatility. A new Chinese policy that limited domestic coal miners to 276 work days a year resulted in a significant decrease in Chinese production and a resulting increase in seaborne demand, which increased prices from well below $100 per metric ton (“MT”) in early 2016 to over $300 per MT. A reversal of this policy in late 2016 caused prices to fall to the mid-$150s per MT. A subsequent cyclone that hit the center of metallurgical coal production and supply chain operations in Australia in early 2017 caused prices to briefly spike to near $300 per MT. In the remainder of 2017, the significantly weakening U.S. dollar, global economic growth that was stronger than expected and surprisingly strong steel production in China combined to cause seaborne metallurgical coal prices to continue to show strength, trading at around $200 per MT in late 2017.

U.S. metallurgical coal producers primarily sell coal to U.S. customers under calendar year contracts where both prices and volumes are fixed in the third or fourth quarter for the following calendar year. Export sales, on the other hand, are often done on a shorter-term (spot, quarterly or half-year) basis. Sales into the seaborne market tend to last for one year and have set volumes that reprice with the market by utilizing indexes.

Metallurgical coals are generally classified as high, medium or low volatile. Volatiles are products, other than water, that are released as gas or vapor when coal is burned. Carbon is what remains when the volatiles are released.

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth and cash flow generation by:

Developing and Operating Our Metallurgical Coal Properties.   We have a 252 million ton reserve base of high quality metallurgical coal and four long-lived projects under development. Our initial project, Elk Creek, commenced production in late December 2016 and produced 548 thousand clean tons of metallurgical coal during 2017. We also initiated development mining at our Berwind mine. We plan to operate these mines at their optimum productivities and complete development of our remaining projects. Overall, we plan to grow production to more than 4.0 million clean tons of metallurgical coal over the next four years. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

Enhancing Coal Purchase Opportunities. During 2017, we purchased 236 thousand clean ton equivalents from third party producers. After washing at one of our coal preparation plants, we sold this tonnage to customers on our own account. We plan to grow this capability in 2018. Purchased coal is complementary from a blending standpoint with our produced coals or it may also be sold as an independent product.

Being a Low-Cost U.S. Producer of Metallurgical Coal.    Our reserve base presents advantaged geologic characteristics such as relatively thick coal seams at the deep mines, a low effective mining ratio at the surface mines, and desirable metallurgical coal quality. Furthermore, a majority of the coal seams being developed are accessible near, or above, drainage, thereby reducing up-front development costs. These characteristics contribute to a production profile that we believe will have a cash cost of production that is significantly below most U.S. metallurgical coal producers.

Maintaining a conservative capital structure and prudently managing the business for the long term. We are committed to maintaining a conservative capital structure with minimal debt that will afford us the financial flexibility to execute our business strategies on an ongoing basis.

Demonstrating Excellence in Safety and Environmental Stewardship. We are committed to complying with both regulatory and our own high standards for environmental and employee health and safety.

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. The following map shows the location of our mining complexes and projects:

Elk Creek Mining Complex

Our Elk Creek mining complex in southern West Virginia began production in late December 2016. The Elk Creek property consists of approximately 18,728 acres of controlled mineral and contains 24 seams that we believe can be economically mineable. Nearly all our seams contain high-quality, high volatile metallurgical coal, which are accessible at or above drainage. Additionally, almost all of this coal is high-fluidity, which is an important factor in metallurgical coal.

We control all of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through leases and subleases from Ramaco Coal, LLC. We estimate that the Elk Creek mining complex contains reserves capable of yielding approximately 98 million tons of clean saleable metallurgical coal.

We currently market most of the coal produced from the Elk Creek mining complex as a blended high volatile A/B composite. More recently we have chosen to segregate our high volatile A coals, so that they can be sold at a premium. Our market for Elk Creek production is principally North American coke and steel producers. We also market our coal to European and South American customers, and occasionally to coal traders and brokers for use in filling orders for their blended products. Additionally, we seek to market a portion of our coal in the specialty coal markets.

In 2017, we completed construction of a 700 raw ton-per-hour preparation plant. The plant has a large-diameter (48”) heavy-media cyclone, dual-stage spiral concentrators, froth flotation, horizontal vibratory and screen bowl centrifuges. We believe the preparation plant design and capacity will adequately support approximately 5.4 million raw tons of production or, approximately 2.2 million clean saleable tons (assuming a 41% plant yield). The existing and proposed Elk Creek mines are all within six miles of the preparation plant.

We also completed construction of the Elk Creek rail loadout in 2017. The rail loadout is a single-stage certified batch-weigh system capable of loading 4,000 tons per hour and a full 150-car unit train in under four hours. The loadout facility is served by the CSX railroad. We also have the ability to develop a rail-loading facility on the Norfolk Southern railroad, which would facilitate dual rail service. We have not undertaken any steps for development of a Norfolk Southern rail facility at this time.

The existing impoundment at Elk Creek is planned to be converted to a combined refuse facility in the future. The combined capacity is expected to provide approximately 20 years of disposal life for our operations.

The Alma mine, our first mine at Elk Creek, is now actively producing coal after having commenced production in late December 2016. The Eagle deep mine was completed and began production in mid-2017. Two additional mines, the #1 Surface and Highwall mine and the #2 Gas mine, were developed in the fourth quarter of 2017 and are expected to reach their full run rate in the second quarter of 2018.

A large portion of the controlled reserves are permitted through existing, issued permits. We currently have three mining permits that have not been activated and are actively pursuing multiple new permits.

Berwind

Our Berwind coal property sits on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low volatile coals. Once we complete development mining we expect to experience above average seam height. Development of our Berwind mining complex began in late 2017 with developmental production commencing in November 2017. Development mining will occur in the thinner Pocahontas No. 3 seam and advance to a point where that seam overlaps with the thicker Pocahontas No. 4 seam, lying approximately 65 feet above the No. 3 seam. We plan to drive a slope into the Pocahontas No. 4 seam, which will become the primary production seam. Depending on market conditions we might retain some production in the No. 3 seam. We expect to produce approximately 195 thousand clean tons in 2018 from the Berwind mine. We estimate that the mine life for the Berwind mine is more than 20 years.

The Berwind property consists of approximately 31,200 acres of controlled mineral and contains a large area of Squire Jim seam coal deposits. The Squire Jim seam of coal is the lowest known coal seam on the geologic column in this region, and due to depth of cover has never been significantly explored. We have outcrop access to this seam at the top of an anticline.

We have the necessary permits for the Berwind mine. We anticipate that a permit for our Squire Jim seam room-and-pillar underground mine will be issued during the second quarter of 2018. At this point, we do not anticipate activating this mining permit.

Knox Creek

In July 2016, we acquired a preparation plant and coal-loading facility along with a refuse impoundment, an idle mine and surface and mineral properties at our Knox Creek operations. We do not intend to resume mining operations at the currently idle mine. However, we are evaluating the feasibility of a potential metallurgical deep mine in the Jawbone seam of coal, which could be accessed through the same portal and slope as the idle mine. We are currently developing a mine plan for the Jawbone seam, as well as seeking permit modifications that would allow us to mine the Jawbone seam from existing permits.

The Knox Creek property consists of approximately 61,343 acres of controlled mineral. In 2016, we began the purchasing and processing of coal from third parties in the Knox Creek preparation plant for sale for our own account. We also process and load coal trucked from our Berwind mine at this facility. During 2018, we plan to significantly increase the amount of purchased coal that will likely be washed at Knox Creek for resale to customers.

The Knox Creek facility is comprised of a 650 TPH preparation plant and loadout on site. Refuse is disposed of in an existing impoundment. Rail service is provided by Norfolk Southern. The Tiller Mine slope face-up and shafts are idle and have not been reclaimed.

During 2017 we purchased a number of leases near Knox Creek from various subsidiaries of The Brink’s Company and we leased additional reserves from a third party that abut both the Brink’s properties and our Knox Creek reserves. Two third party producers sublease portions of these properties from us and we expect their operations will provide royalty income, as well as coal production, that could be purchased for resale to customers. We anticipate entering into additional leases and subleases of our reserves at Knox Creek with third parties.

RAM Mine

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,567 acres of controlled mineral and is scheduled for initial production in 2021. Production of high volatile coal from the Pittsburgh seam is planned from a single continuous-miner room-and-pillar underground operation. The Pittsburgh seam, in close proximity to Pittsburgh area coke plants, has historically been a key feedstock for these coke plants. Operation of our RAM Mine coal reserve may require access to a newly constructed preparation plant and loading facility, third party processing, or direct shipment of raw coal product. Upon commencement of mining, we anticipate that the mine will produce at an annualized rate of between 300 and 500 thousand tons with an estimated 10-year mining life.

We expect that coal from the RAM Mine coal reserve will be transported to our customers by highway trucks, rail cars or by barge on river systems. In addition to close proximity to river barge facilities, our RAM Mine operations are also near Norfolk Southern rail access.

The RAM Mine coal reserve is not yet permitted, although we have applied for a permit and it is in the final phase of the permit application process. We expect this permit to be issued in 2018.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market to U.S.-based blast furnace steel mills and U.S.-based coke plants, in addition to international markets mostly in Europe, South America and Asia. When at full production, we also expect to market approximately 120 thousand clean tons per year to specialty coal customers, such as foundry coke, activated carbon products, and specialty metal producers, for premium prices. We also plan to market up to 10% of our total production, virtually all from our surface mines, as thermal coal for sale to domestic utilities or as a specialty coal.

We sold 608 thousand tons of metallurgical coal during 2017. Of this, 65% was sold to North American markets and 35% was sold into export markets. Principally, our export market sales were made to Europe. Our focus in 2017 was introducing the quality of our coal for use in customer coke ovens, which facilitated our participation in the metallurgical coal domestic contracting season for shipments in 2018.

While the majority of our production is shipped to North American customers, we anticipate placing a substantial portion of our future production into the international marketplace, particularly under current market conditions. This contracting season occurs over the first three months of each new calendar year.

During 2017, sales to four customers accounted for approximately 77% of our total revenue. The total balance due from these customers at December 31, 2017 was approximately 71% of total accounts receivable. No other customer accounted for more than 10% of our revenue during this period. If a major customer decided to stop purchasing coal from us, revenue could decline and our operating results and financial condition could be adversely affected.

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

As we increase our work force, our safety program will include a focus on the following:

●	Hiring the Right Workers. We have established a hiring program that includes significant pre-employment screening and reference checks.
●	Safety Incentives. We have a compensation system which encourages and rewards excellent safety performance.
●	Communication. We conduct regular safety meetings with the frequent involvement of senior management to establish the appropriate “tone at the top.”
●	Drug and Alcohol Testing. We require pre-employment drug screening as well as regular random drug testing that exceeds regulatory requirements.
●

Continuous Improvement Programs. We track key safety performance metrics, including accident rates, violation types and frequencies. We have developed specific targets in these areas and we measure performance against these targets. Specific action plans have been developed for targeted improvement in areas where performance falls below our expectations.

●

Training. Our training program includes comprehensive new employee orientation and training, annual refresher training and task training components. These training modules are designed to reinforce our high safety expectations. Work rules and procedures are a key element of this training.

●

Accident Investigation. We have implemented a structured accident investigation procedure that identifies root causes of accidents as well as actions necessary to prevent reoccurrence. We focus on near misses and close calls as a means of attempting to prevent more serious accidents from occurring.

●

Safety Audits. We conduct periodic safety audits that will include work place examinations, including observation of workers at work, as well as safety program reviews. Both internal and external resources are utilized to conduct these audits.

●

Employee Performance Improvement. A key element of our safety program is the recognition that safe work practices are a requirement of employment. We have implemented a program which identifies employee performance which is below expectations and develop specific action plans for improvement.

●

Employee Involvement. We recognize that the key to excellent safety is employee involvement and engagement. We foster direct employee involvement in a number of ways including audit participation, accident investigations, as training resources and through solicitation of ideas in small group meetings and through anonymous workplace observation suggestion boxes.

●

Positive Reinforcement. We recognize that establishing safety as a core belief is paramount to our safety performance. As a result, we look for opportunities to celebrate accomplishments and to build pride in our operational safety and performance.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our products, services or subsidiaries, and we do not believe that any trademark or trade name is material to our business. However, the names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market.

Competition

Our principal domestic competitors include Alpha Natural Resources, Blackhawk Mining, LLC, Coronado Coal LLC, Arch Coal, Inc., Contura Energy, Inc., Warrior Met Coal, Inc., and Mission Coal, LLC. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, Colombia and South Africa. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

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

Surface Mining Control and Reclamation Act

SMCRA establishes operational, reclamation and closure standards for our mining operations and requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. SMCRA also stipulates compliance with many other major environmental statutes, including the CAA, the CWA, the ESA, RCRA and CERCLA. Permits for all mining operations must be obtained from the United States Office of Surface Mining Reclamation and Enforcement (“OSMRE”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs.

SMCRA imposes a complex set of requirements covering all facets of coal mining. SMCRA regulations govern, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, disposal of excess spoil and coal refuse, protection of the hydrologic balance, and suitable post mining land uses.

From time to time, OSMRE will also update its mining regulations under SMCRA. For example, in December 2016, OSMRE finalized a new version of the Stream Protection Rule which was to become effective in January 2017. The rule would have impacted both surface and underground mining operations, as it would have imposed stricter guidelines on conducting coal mining operations, and would have required more extensive baseline data on hydrology, geology and aquatic biology in permit applications. The rule also required the collection of increased pre-mining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to pre-mining conditions. However, in February 2017, both the House and Senate passed a resolution disapproving of the Stream Protection Rule pursuant to the Congressional Review Act (“CRA”). President Trump signed the resolution on February 16, 2017 and, pursuant to the CRA, the Stream Protection Rule “shall have no force or effect” and cannot be replaced by a similar rule absent future legislation. On November 17, 2017, OSMRE published a Federal Register notice that removed the text of the Stream Protection Rule from the Code of Federal Regulations. Whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. The existing rules, or other new SMCRA regulations, could result in additional material costs, obligations and restrictions upon our operations.

Abandoned Mine Lands Fund

SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.28 per ton for surface-mined coal and $0.12 per ton for underground-mined coal. These fees are currently scheduled to be in effect until September 30, 2021. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience related to similar activities. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. The bonds are renewable on a yearly basis. Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. Sureties typically require coal producers to post collateral, often having a value equal to 40% or more of the face amount of the bond. As a result, we may be required to provide collateral, letters of credit or other assurances of payment in order to obtain the necessary types and amounts of financial assurance. Under our surety bonding program, we are not currently required to post any letters of credit or other collateral to secure the surety bonds; obtaining letters of credit in lieu of surety bonds could result in a significant cost increase. Moreover, the need to obtain letters of credit may also reduce amounts that we can borrow under any senior secured credit facility for other purposes. If, in the future, we are unable to secure surety bonds for these obligations and are forced to secure letters of credit indefinitely or obtain some other form of financial assurance at too high of a cost, our profitability may be negatively affected.

We intend to maintain a credit profile that eliminates the need to post collateral for our surety bonds. Nonetheless, our surety has the right to demand additional collateral at its discretion.

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

In addition, we obtained from a third-party insurer a workers’ compensation insurance policy, which includes coverage for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969 and the Mine Act, as amended. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970.

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

Clean Air Act

The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the GHG issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

●

Clean Air Interstate Rule and Cross-State Air Pollution Rule. the Clean Air Interstate Rule (“CAIR”) calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Following litigation over the rule, the EPA issued an interim final rule reconciling the CSAPR rule with a court order, which calls for Phase 1 implementation of CSAPR in 2015 and Phase 2 implementation in 2017. In September 2016, the EPA finalized an update to CSAPR for the 2008 ozone NAAQS by issuing the final CSAPR Update. Beginning in May 2017, the CSAPR Update further limited summertime (May—September) nitrogen oxide emissions from power plants in 22 states in the eastern United States. For states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. However, the practical impact of CSAPR may be limited because utilities in the U.S. have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards (“MATS”) regulations, which require overlapping power plant emissions reductions.

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

At the international level, President Obama announced in November 2014 that the United States would seek to cut net GHG emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy. In addition, the United Nations Conference on Climate Change created the Paris Agreement in December 2015. This agreement has been ratified by more than 70 countries, and entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The United States signed the agreement in April 2016; however, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, EPA finalized the CPP to cut carbon emissions from existing power plants. The CPP creates individualized emission guidelines for states to follow, and requires each state to develop an implementation plan to meet the individual state’s specific targets for reducing GHG emissions. The EPA also proposed a federal compliance plan to implement the CPP in the event that a state does not submit an approvable plan to the EPA. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP. This stay suspends the rule and will remain in effect until the completion of the appeals process. The Supreme Court’s stay only applies to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. In March 2017, President Trump directed the EPA to review the CPP and related rules and actions for consistency with the new administration’s policy objectives. Pursuant to this direction, the EPA proposed a rulemaking in October 2017 that would withdraw the CPP. On December 18, 2017, EPA issued an advance notice of proposed rulemaking (ANPRM”) to announce it is considering new emission guidelines to replace the CPP and is soliciting information on how best to implement such regulations. If the CPP is ultimately upheld, and depending on how it is implemented by the states, it could have an adverse impact on the demand for coal for electric generation. Similarly, if EPA chooses to promulgate new emissions limitations to replace the CPP, these could also have an adverse impact on the demand for coal for electric generation.

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

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that became effective on August 28, 2015. We anticipate that the WOTUS rules, if upheld in litigation and by the EPA, will expand areas requiring NPDES or Corps Section 404 permits. Many groups have filed suit to challenge the validity of this rule. The U.S. Court of Appeals for the Sixth Circuit has stayed the rule nationwide pending the outcome of this litigation. In January 2018, the U.S. Supreme Court ruled that only U.S. district courts have jurisdiction to hear challenges to that rule. As a result of that ruling, the Sixth Circuit stay is expected to be withdrawn, although stays issued by district courts in several states will remain in effect. Furthermore, in February 2017, President Trump issued an Executive Order directing the EPA to review and revise or rescind the WOTUS rule. On June 27, 2017, EPA proposed a rulemaking that would implement this directive by rescinding the 2015 rulemaking and re-codifying the definition in place prior to 2015. In February 2018, the EPA and the U.S. Army Corps of Engineers published a final rule adding an applicability date of February 6, 2020 to the 2015 Clean Water Rule. This change, if adopted, would effectively prevent the rule from coming back into effect immediately if the stay is lifted. However, the final rule adding the applicability date is currently subject to litigation. Depending on the result of the litigation, the CWA permits our lessees need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our lessees’ ability to conduct their mining operations or to do so profitably.

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

Endangered Species and Bald and Golden Eagle Protection Acts

The ESA and similar state legislation protect species designated as threatened, endangered or other special status. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSMRE and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. Several species indigenous to the areas in which we operate area protected under the ESA. Other species in the vicinity of our operations may have their listing status reviewed in the future and could also become protected under the ESA. In addition, the USFWS has identified bald eagle habitat in some of the counties were we operate. The Bald and Golden Eagle Protection Act prohibits taking certain actions that would harm bald or golden eagles without obtaining a permit from the USFWS. Compliance with the requirements of the ESA and the Bald and Golden Eagle Protection Act could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats.

Use of Explosives

Our surface mining operations are subject to numerous regulations relating to blasting activities. Due to these regulations, we will incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to various regulatory requirements. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) are required to complete a screening review. Our mines are low risk, Tier 4 facilities which are not subject to additional security plans. In 2008, the Department of Homeland Security proposed regulation of ammonium nitrate under the ammonium nitrate security rule. Additional requirements may include tracking and verifications for each transaction related to ammonium nitrate, though a final rule has yet to be issued. Finally, in December 2014, the OSMRE announced its decision to pursue a rulemaking to revise regulations under SMCRA which will address all blast generated fumes and toxic gases. OSMRE has not yet issued a proposed rule to address these blasts. The outcome of these rulemakings could materially adversely impact our cost or ability to conduct our mining operations.

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

In 2016, the Council on Environmental Quality released guidance discussing how federal agencies should consider the effects of GHG emissions and climate change in their NEPA evaluations. The guidance encourages agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action’s reasonably foreseeable emissions and effects. This guidance could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

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

Employees

We had 268 employees as of March 21, 2018, including our named executive officers. We also depend on experienced contractors and third-party industry consultants to conduct our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards, but irrevocably opted out of the extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for other public companies.

Available Information

Our investor relations website is ir.ramacoresources.com and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and press releases.

Item 1A. Risk Factors

Please carefully consider the following risk factors. If any of the following risks were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. In addition, the current global economic climate amplifies many of these risks.

Risks Related to Our Business

Our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.

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
●

failure to obtain, or delays in obtaining, all necessary governmental and third-party rights-of-way, easements, permits, licenses and approvals for the development, construction and operation of one or more of our properties, including the permits still required at our RAM Mine project;

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

Because we have a limited operating history, you may have difficulty evaluating our ability to successfully implement our business strategy.

Because of our limited operating history, the operating performance of our properties and our business strategy has not yet been proven. Therefore, it may be difficult for you to evaluate our business and results of operations to date and assess our future prospects.

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

We commenced initial production in late December 2016 at one of our properties, and commercial production in January 2017, at which time we began to generate revenue from production. We have incurred substantial net losses and negative cash flows from operating activities since our inception, but expect to transition to a profitable company in 2018 generating positive cash flows. Nevertheless, we continue development activities at a number of our current and planned mines. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. New companies must develop successful business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct their intended business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that one or more of our mine development programs are not completed or are delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this annual report. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations, financial condition and ability to pay dividends to our stockholders.

We could fail to retain customers or gain new ones.

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

Our customer base is highly dependent on the steel industry.

Substantially all of the metallurgical coal that we produce is sold to steel producers. Therefore, demand for our metallurgical coal is highly correlated to the steel industry. The steel industry’s demand for metallurgical coal is affected by a number of factors including the cyclical nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if less expensive ingredients could be used in substitution for metallurgical coal in the integrated steel mill process, the demand for metallurgical coal would materially decrease, which would also materially adversely affect demand for our metallurgical coal. On March 8, 2018, President Trump signed proclamations imposing a 25 percent tariff on imports of steel mill products and a 10 percent tariff on imports of wrought and unwrought aluminum. It is too early to know the impact these tariffs will have on demand for our metallurgical coal. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for metallurgical coal from our domestic customers may increase. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.

Sales commitments in the metallurgical coal market are typically not long-term in nature and are generally no longer than one year in duration. Most metallurgical coal transactions in the U.S. are done on a calendar year basis, where both prices and volumes are fixed in the third and fourth quarter for the following calendar year. Globally the market is evolving to shorter term pricing. Some annual contracts have shifted to quarterly contracts and growing volumes are being sold on an indexed basis, where prices are determined by averaging the leading spot indexes reported in the market. As a result, we are subject to fluctuations in market pricing. We are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. Metallurgical coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future given the recent rapid increase. There can be no assurances we will be able to mitigate such conditions as they arise. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

The failure to access coal preparation facilities may have a material adverse effect on our ability to produce coal for our prospective customers and to meet quality specifications.

The costs of establishing the infrastructure necessary to enable us to continue to ramp up our mining operations will be significant. We have constructed preparation and loading facilities at our Elk Creek mining complex. Our Berwind mine will remain under development until we reach our targeted coal reserves in the Pocahontas No. 4 seam. That coal is currently, and is planned to continue to be, washed at our active Knox Creek plant. At our RAM Mine, we will require access to either newly constructed preparation and loading facilities or arrangements with third parties to process and load our coal. We will analyze whether to expend capital to construct preparation facilities or enter into third-party processing arrangements. Our failure to provide the necessary preparation, processing and loading facilities for our projects would have a material adverse effect on our operations.

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

Substantially all of our coal production is comprised of metallurgical coal, which commands a significant price premium over the majority of other forms of coal because of its use in blast furnaces for steel production. Metallurgical coal has specific physical and chemical properties, which are necessary for efficient blast furnace operation. Steel producers are continually investigating alternative steel production technologies with a view to reducing production costs. The steel industry has increased utilization of electric arc furnaces or pulverized coal injection processes, which reduce or eliminate the use of furnace coke, an intermediate product produced from metallurgical coal and, in turn, generally decreases the demand for metallurgical coal. Many alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost high-quality metallurgical coal. While conventional blast furnace technology has been the most economic large-scale steel production technology for a number of years, and emergent technologies typically take many years to commercialize, there can be no assurance that over the longer term competitive technologies not reliant on metallurgical coal would not emerge, which could reduce the demand and price premiums for metallurgical coal.

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

Each of the factors that impacts reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our future coal reserves may vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual future coal reserves.

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

Our limited operating history, multiple coal quality levels and the need to send test shipments to prospective customers may negatively impact our ability to further develop our customer base.

We are a company with a limited operating history. Customers typically request test shipments of coal in advance of entering into coal sales agreements which requires that we provide coal quality to meet customer specifications. If we experience delays in the delivery of test shipments, it could negatively impact our ability to develop our customer base.

We are dependent on contractors for the successful completion of the development of our properties.

While Elk Creek is now operational, and the Knox Creek facility serves our Berwind property, we regularly use contractors in the development of our mines and intend to use contractors if and when we construct facilities at the RAM Mine. We also used contractors in the construction of our Elk Creek facilities. Timely and cost-effective completion of the development of our properties, including necessary facilities and infrastructure, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our contractors under the agreements with them in connection with the development of the properties. The ability of our contractors to perform successfully under their agreements is dependent on a number of factors, including the ability to:

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

Economic conditions in the industries in which most of our prospective customers operate, such as steelmaking and electric power generation, substantially deteriorated in recent years and reduced the demand for coal. In the past six years, domestic metallurgical coal demand averaged 20.2 million tons from blast furnaces in Pennsylvania, Ohio, Michigan, Indiana, Alabama, New York and West Virginia. According to Doyle, total thermal and metallurgical coal production in the Central Appalachian Basin is expected to gradually decline, with approximately 64 million tons per year expected to be produced by 2035, representing a compounded annual decline of 0.23% from 67 million tons in 2016. More than half of Central Appalachian coal production is expected to be metallurgical coal. A deterioration of economic conditions in our prospective customers’ industries could cause a decline in demand for and production of metallurgical coal. Renewed or continued weakness in the economic conditions of any of the industries served by prospective customers could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders. For example:

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

Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we earn on sales of our coal. Our margins will reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under U.S. domestic metallurgical coal sales contracts are generally based on expectations of the next year’s coal prices at the time the contract is entered into, renewed, extended or re-opened, Pricing in the global seaborne market is typically negotiated quarterly, however, increasingly the market is moving towards shorter term pricing models. The expectation of future prices for coal depends upon many factors beyond our control, including the following:

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

Metallurgical coal has been an extremely volatile commodity over the past 10 years. More recently, a new Chinese policy that limited domestic coal miners to 276 work days a year resulted in a significant decrease in Chinese production and a resulting increase in seaborne demand, which increased prices from well below $100 per MT in early 2016 to over $300 per MT. A reversal of this policy in late 2016 caused prices to fall to the mid-$150s per MT. A subsequent cyclone that hit the center of metallurgical coal production and supply chain operations in Australia in early 2017 caused prices to briefly spike to near $300 per MT. In the remainder of 2017, the significantly weakening U.S. dollar, global economic growth that was stronger than expected and surprisingly strong steel production in China has combined to cause seaborne metallurgical coal prices to continue to show strength, trading at around $200 per MT in late 2017. There are no assurances that supplies will remain low, that demand will not decrease or that overcapacity may resume, which could cause declines in the prices of and demand for coal, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

Increased competition or a loss of our competitive position could adversely affect sales of, or prices for, our coal, which could impair our profitability. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete with other producers primarily on the basis of coal quality, delivered costs to the customer and reliability of supply. We compete primarily with U.S. coal producers and with some Canadian coal producers for sales of metallurgical coal to domestic steel producers and, to a lesser extent, thermal coal to electric power generators. We also compete with both domestic and foreign coal producers for sales of metallurgical coal in international markets. Certain of these coal producers may have greater financial resources and larger reserve bases than we do. We sell coal to the seaborne metallurgical coal market, which is significantly affected by international demand and competition.

We cannot assure you that competition from other producers will not adversely affect us in the future. The coal industry has experienced consolidation over the past 10 years, including consolidation among some of our major competitors. We cannot assure you that the result of current or further consolidation in the coal industry, or the reorganization through bankruptcy of competitors with large legacy liabilities, will not adversely affect us. A number of our competitors have idled production over the last several years in light of lower metallurgical coal prices. The recent increase in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market.

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

Our mining operations, including our preparation and transportation infrastructure, are subject to many hazards and operating risks. In particular, underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time, thereby adversely affecting our operating results. In addition, if coal production declines, we may not be able to produce sufficient amounts of coal to deliver under future sales contracts. Our inability to satisfy contractual obligations could result in prospective customers initiating claims against us. The operating risks that may have a significant impact on our future coal operations include:

●	variations in thickness of seams of coal;
●	adverse geologic conditions, including amounts of rock and other natural materials intruding into the coal seam, that could affect the stability of the roof and the side walls of the mine;
●	environmental hazards;
●	mining and processing equipment failures and unexpected maintenance problems;
●	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials, or other accidents;
●	inclement or hazardous weather conditions and natural disasters or other force majeure events;
●	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
●	delays in moving our mining equipment;
●	railroad delays or derailments;
●	security breaches or terroristic acts; and
●	other hazards or occurrences that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

●	personal injury or loss of life;
●	damage to and destruction of property, natural resources and equipment, including our coal properties and our coal production or transportation facilities;
●	pollution, contamination and other environmental damage to our properties or the properties of others;
●	potential legal liability and monetary losses;
●	regulatory investigations, actions and penalties;
●	suspension of our operations; and
●	repair and remediation costs.

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

Currently, all of our operations are conducted in a single geographic region in the eastern United States in the states of Pennsylvania, Virginia and West Virginia. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the region in which we operate more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

In addition, some scientists have warned that increasing concentrations of greenhouse gases (“GHGs”) in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our business, financial condition and cash flows.

The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to prospective customers.

Transportation logistics play an important role in allowing us to supply coal to prospective customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Delays and interruptions of rail services because of accidents, failure to complete construction of rail infrastructure, infrastructure damage, lack of rail or port capacity, weather-related problems, governmental regulation, terrorism, strikes, lock-outs, third-party actions or other events could impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuations in the price of locomotive diesel fuel and demurrage, could make our coal less competitive, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

Any significant downtime of our major pieces of mining equipment, including any preparation plants, could impair our ability to supply coal to prospective customers and materially and adversely affect our results of operations.

We depend on several major pieces of mining equipment to produce and transport our coal, including, but not limited to, underground continuous mining units and coal conveying systems, surface mining equipment such as highwall miners, front-end loaders and coal overburden haul trucks, preparation plants and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, the Mine Safety and Health Administration (“MSHA”) and other regulatory agencies sometimes make changes with regards to requirements for pieces of equipment. For example, in 2015, MSHA promulgated a new regulation requiring the implementation of proximity detection devices on all continuous mining machines. Such changes could cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

If either our preparation plants, or train loadout facilities, or those of a third-party processing or loading our coal, suffer extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.

If customers do not enter into, extend or honor contracts with us, our profitability could be adversely affected.

We have not entered into a material number of contracts for the sale of our coal. Customers prefer to enter into test shipments. Coal mined from our operations is subject to testing by prospective customers for its ability to meet various specifications and to work satisfactorily in their ovens and other facilities prior to entering into contracts for purchase (which are typically short-term orders having terms of one year or less). If we are unable to successfully test our coals or enter into new contracts for the sale of our coal, our ability to achieve profitability would be materially adversely affected. Once we enter into contracts, if a substantial portion of our sales contracts are modified or terminated and we are unable to replace the contracts (or if new contracts are priced at lower levels), our results of operations would be adversely affected, perhaps materially. In addition, if customers refuse to accept shipments of our coal for which they have a contractual obligation, our revenues could be substantially affected and we may have to reduce production at our mines until the customer’s contractual obligations are honored. This, in turn, could have a material adverse effect on the payments we receive which could affect our business, financial condition, cash flows and ability to pay dividends to our stockholders.

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

We do not expect to enter into significant long-term sales contracts, but if we do, price adjustment, “price reopener” and other similar provisions typical in long-term sales contracts may reduce protection from short-term coal price volatility traditionally provided by such contracts. Price reopener provisions may be included in our future sales contracts. These price reopener provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our profitability. Some annual metallurgical coal contracts have shifted to quarterly contracts and growing volumes are being sold on an indexed basis, where prices are determined by averaging the leading spot indexes reported in the market, exposing us further to risks related to pricing volatility.

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

While demand for metallurgical coal is not closely linked to domestic demand for electricity, we anticipate that the incidental production of thermal coal will generate up to 10% of our tons sold during 2018, and we may consider increasing our thermal coal operations in the future. In such case, any changes in coal consumption by electric power generators in the United States would likely impact our business over the long term. According to the United States Department of Energy’s Energy Information Administration (“EIA”), in 2015, the domestic electric power sector accounts for more than 90% of total U.S. coal consumption. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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

For example, the low price of natural gas in recent years has resulted, in some instances, in domestic electric generators increasing natural gas consumption while decreasing coal consumption. Federal and state mandates for increased use of electricity derived from renewable energy sources, such as the Clean Power Plan (“CPP”), could also affect demand for our lessees’ coal. Please read “—Risks Related to Environmental, Health, Safety and Other Regulations.” The current Trump administration has indicated its intention to reverse some of these requirements. For instance, in October 2017, the U.S. Environmental Protection Agency (“EPA”) proposed a rulemaking that would withdraw the CPP. However, on December 18, 2017, the EPA issued an advance notice of proposed rulemaking announcing it is considering new emission guidelines to replace the CPP and is soliciting information on how such limitations should be implemented. Furthermore, such actions are anticipated to be subject to challenge by environmental groups and even some state and local governments seeking to impose limitations on coal usage. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make renewable fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on its business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

Changes in the coal industry that affect our prospective customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas-fired plants that are relatively less expensive to construct and less difficult to permit has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly older, less efficient coal-fired powered generators. In addition, uncertainty caused by federal and state regulations could cause thermal coal customers to be uncertain of their coal requirements in future years, which could adversely affect our ability to sell coal to such prospective customers under multi-year sales contracts. This could have a material adverse effect on our business, financial condition, cash flows and ability to pay dividends to our stockholders.

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

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. If an acquired business or new line of business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be materially adversely affected.

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

In order to maintain and grow our business, we will need to make substantial capital expenditures associated with our mines and the construction of coal preparation facilities, which have not yet been constructed. Constructing, maintaining and expanding mines and infrastructure, including coal preparation and loading facilities, is capital intensive. Specifically, the exploration, permitting and development of coal reserves, and the maintenance of machinery, equipment and facilities, and compliance with applicable laws and regulations require substantial capital expenditures. While we funded a significant amount of the capital expenditures needed to build out our mining and preparation infrastructure at our Elk Creek property with cash on hand, we must continue to invest capital to maintain or to increase our production and to develop any future acquired properties. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities, and we may be required to defer all or a portion of our capital expenditures.

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

In addition, incurring debt may significantly increase our interest expense and financial leverage, and issuing additional equity securities may result in significant stockholder dilution.

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

We use equipment in our coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, and roof bolters. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of any future supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

We are a holding company and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to pay our obligations and to make dividend payments depends entirely on our subsidiaries and their ability to distribute funds to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third-party, including a creditor, or by the law of their respective jurisdictions of formation which regulates the payment of dividends. If we are unable to obtain funds from our subsidiaries, our board of directors may exercise its discretion not to declare or pay dividends.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;
●	our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make interest payments on our debt;
●	our ability to pay dividends if an event of default occurs and is continuing or would occur as a result of paying such dividend;
●	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
●	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to affect any of these actions on satisfactory terms or at all.

Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.

Federal and state laws require financial assurance to secure our permit obligations including to reclaim lands used for mining, to pay federal and state workers’ compensation and black lung benefits, and to satisfy other miscellaneous obligations. The changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities under the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) permits including for reclamation. In response to these bankruptcies, the OSMRE issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states. Certain states, including Virginia, had previously announced that it would no longer accept self-bonding to secure reclamation obligations under the state mining laws. This Policy Advisory is intended to discourage authorized states from approving self-bonding arrangements and may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations.

In addition, OSMRE announced in August 2016 that it would initiate a rulemaking under SMCRA to revise the requirements for self-bonding in light of changes in the coal-mining industry and the market. Individually and collectively, revised various financial assurance requirements may increase the amounts of needed financial assurance and limit the types of acceptable instruments and strain the capacity of the surety markets to meet demand, which may delay the timing for and increase the costs of obtaining this financial assurance. Our lessees use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. If, in the future, our lessees are unable to secure surety bonds for these obligations and are forced to secure letters of credit indefinitely or obtain some other form of financial assurance at too high of a cost, they may not be able to obtain permits and production on our properties could be adversely affected. This negative effect could have a material adverse effect on the payments we receive from our lessees, which could affect our business, financial condition, cash flows and ability to pay dividends to our stockholders.

Our mines are located in areas containing oil and natural gas operations, which may require us to coordinate our operations with those of oil and natural gas drillers.

Our coal reserves are in areas containing developed or undeveloped oil and natural gas deposits and reservoirs, including the Marcellus Shale in Pennsylvania, and our Virginia reserves, are currently the subject of substantial oil and natural gas exploration and production activities, including by horizontal drilling. If we have received a permit for our mining activities, then, while we will have to coordinate our mining with such oil and natural gas drillers, our mining activities are expected to have priority over any oil and natural gas drillers with respect to the land covered by our permit. For reserves outside of our permits, we expect to engage in discussions with drilling companies on potential areas on which they can drill that may have a minimal effect on our mine plan. Depending on priority of interests, our operations may have to avoid existing oil and gas wells or expend sums to plug oil and gas wells.

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

We conduct a significant part of our mining operations on properties that we lease. A title defect or the loss of any lease upon expiration of its term, upon a default or otherwise, could adversely affect our ability to mine the associated reserves and/or process the coal we mine. Title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantors. Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist or if a lease expires. Any challenge to our title or leasehold interests could delay the exploration and development of the property and could ultimately result in the loss of some or all of our interest in the property and, accordingly, require us to reduce our estimated coal reserves. Mining operations from time to time may rely on an expired lease that we are unable to renew. If we were to be in default with respect to leases for properties on which we have mining operations, we may have to close down or significantly alter the sequence of such mining operations, which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining.

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

In order to obtain leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. Some leases have minimum production requirements. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.

Substantially all of our mining properties are leased from our affiliates and conflicts of interest with our Existing Owners may arise in the future as a result.

Substantially all of our properties, except those controlled by us at or near Knox Creek, are leased or subleased to our subsidiaries from entities controlled by Ramaco Coal, LLC, which shares some common ownership with us. Additionally, RAMACO Central Appalachia, LLC (“RCA”) and RAMACO Resources, LLC entered into mutual cooperation agreements concerning the Elk Creek property and Berwind coal reserve, requiring each party to notify the other in the event that such party acquires an interest in real property adjacent to or contiguous with the Elk Creek property or Berwind coal reserve, respectively. RAMACO Northern Appalachia, LLC (“RNA”) and RAM Mining, LLC entered into a mutual cooperation agreement concerning the RAM Mine property, requiring each party to notify the other in the event that such party acquires an interest in real property in Pennsylvania that contains coal or mining rights. We believe these arrangements are on an arm’s length basis. However, prior to our IPO, we did not have a formal board policy in place for approval of related party transactions, or an audit committee. Given the common ownership between Ramaco Coal, LLC and us and the complex contractual obligations under these arrangements, conflicts could arise between us and Ramaco Coal, LLC and the Existing Owners (including our Executive Chairman and our Chief Executive Officer and President). While we have an audit committee and formal related party transaction policy, a conflict may arise which could adversely affect the interests of our stockholders, including, without limitation, conflicts involving compliance with payment and performance obligations under existing leases, and negotiation of the terms of and performance under additional leases we may enter into with Ramaco Coal, LLC or its subsidiaries or affiliates in the future. For example, if a title defect were identified with respect to a property under lease or sublease from our affiliates, we may need to seek return of royalty payments or set off other payments due to such entities. Such a conflict could distract our management and could result in disputes with our affiliates.

While none of our employees who conduct mining operations are currently members of unions, our business could be adversely affected by union activities.

We are not subject to any collective bargaining or union agreement with respect to other properties we currently control. However, it is possible that future employees, or those of our contract miners, who conduct mining operations may join or seek recognition to form a labor union or may be required to become a labor agreement signatory. If some or all of the employees who conduct mining operations were to become unionized, it could adversely affect productivity, increase labor costs and increase the risk of work stoppages at our mines. If a work stoppage were to occur, it could interfere with operations and have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to pay dividends to our stockholders.

A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity, which could adversely affect our profitability.

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In the event there is a shortage of experienced labor, it could have an adverse impact on our labor productivity and our ability to expand production in the event there is an increase in the demand for our coal.

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

Access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. There can be no assurance that our access to these markets will not be restricted in the future. An inability for U.S. metallurgical coal suppliers to access international markets would likely result in an oversupply of metallurgical coal in the domestic market, resulting in a decrease in prices, which could have a material adverse effect on our business, financial condition, cash flows and ability to pay dividends to our stockholders.

Future changes in tax legislation could have an adverse impact on our cash tax liabilities, results of operations or financial condition.

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted. Among other things, the TCJA reduces the U.S. corporate income tax rate from 35% to 21% and repeals the alternative minimum tax (“AMT”) beginning in 2018. The TCJA also generally will (i) limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (ii) permit us to offset only 80% (rather than 100%) of our taxable income with any net operating losses we generate after 2017. Given the large cut in the regular corporate income tax rate and the elimination of the AMT, we expect a significant reduction in the income taxes we will pay in the future compared to what we would have paid under prior law. Studies of the impact of the TCJA indicate a potential significant increase in deficits in future years. Congress could, in the future, enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance, to help reduce the deficit created by the TCJA. These changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

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

Finally, there have been attempts to encourage greater regulation of coalbed methane because methane has a greater GHG effect than CO2. Methane from coal mines can give rise to safety concerns and can require various measures be taken to mitigate those risks. If new laws or regulations were introduced to reduce coalbed methane emissions, those rules could adversely affect our costs of operations by requiring installation of air pollution controls, higher taxes, or additional costs incurred to purchase credits that permit us to continue operations. New laws or regulations could also potentially require that we curtail coal production.

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

We maintain coal refuse areas and slurry impoundments as necessary. Such areas and impoundments are subject to extensive regulation. Structural failure of a slurry impoundment or coal refuse area could result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. If an impoundment were to fail, we could be subject to claims for the resulting environmental contamination and associated liability, as well as for fines and penalties. Our coal refuse areas and slurry impoundments are designed, constructed, and inspected by our company and by regulatory authorities according to stringent environmental and safety standards.

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

Our coal production is dependent upon our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical, and which may possibly preclude the continuance of ongoing mine development or operations or the development of future mining operations. The EPA also has the authority to veto permits issued by the U.S. Army Corps of Engineers (the “Corps”) under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. The pace with which the government issues permits needed for new operations and for ongoing operations to continue mining, particularly CWA permits, can be time-consuming and subject to delays and denials. These delays or denials of environmental permits needed for mining could reduce our production and materially adversely impact our cash flow and results of operations.

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

A federal database, known as the Applicant Violator System (“AVS”), is maintained for this purpose. Certain relationships are presumed to constitute ownership or control, including the following: being an officer or director of an entity; being the operator of the coal mining operation; having the ability to commit the financial or real property assets or working resources of the permittee or operator; based on the instruments of ownership or the voting securities of a corporate entity, owning of record 10% or more of the mining operator, among others. This presumption, in most cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. An ownership and control notice must be filed by us each time an entity obtains a 10% or greater interest in us. If we have unabated violations of SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our “owners and controllers,” as discussed above, may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations of law are corrected. This is known as being “permit-blocked.” Additionally, Yorktown, Atkins and Bauersachs are currently deemed an “owner or controller” of a number of other mining companies, as such, we could be permit-blocked based upon the violations of or permit-blocked status of an “owner or controller” of us. This could adversely affect production from our properties.

We may be subject to additional limitations on our ability to conduct mining operations due to federal jurisdiction.

We may conduct some underground mining activities on properties that are within the designated boundary of federally protected lands or national forests where the above-mentioned restrictions within the meaning of SMCRA could apply. Federal court decisions could pose a potential restriction on underground mining within 100 feet of a public road as well as other restrictions. If these SMCRA restrictions ultimately apply to underground mining, considerable uncertainty would exist about the nature and extent of this restriction. While it could remain possible to obtain permits for underground mining operations in these areas even where this 100-foot restriction was applied, the time and expense of that permitting process would be likely to increase significantly, and the restrictions placed on the mining of those properties could adversely affect our costs.

Our prospective customers are subject to extensive existing and future government laws, regulations and other legal requirements relating to protection of the environment, which could negatively impact our business and the market for our products.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Complying with regulations to address these emissions can be costly for our customers. For example, in order to meet the CAA limits for sulfur dioxide emissions from electric power plants, coal users must install costly pollution control devices, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. Recent EPA rulemakings requiring additional reductions in permissible emission levels for coal-fired plants will likely make it more costly to operate coal-fired electric power plants and may make coal a less attractive fuel for electric power generation in the future. For example, the EPA’s Cross-State Air Pollution Rule (“CSAPR”) is one of a number of significant regulations that the EPA has issued or expects to issue that will impose more stringent requirements relating to air, water and waste controls on electric generating units. These rules also include the EPA’s requirements for coal combustion residues management, which were finalized in December 2014 and further regulate the handling of wastes from the combustion of coal. In addition, the EPA has formally adopted a revised final rule to reduce emissions of toxic air pollutants from power plants. More costly and stringent environmental regulations could adversely impact the operations of our customers, which could in turn adversely impact our business. A number of coal-fired power plants, particularly smaller and older plants, already have retired or announced that they will retire rather than retrofit to meet the obligations of these rules. Additional retirements of coal-fired power plants by prospective customers could further decrease demand for thermal coal and reduce our revenues and adversely affect our business and results of operations. See “Business—Environmental and Other Regulatory Matters.”

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was signed into law in October 2015 that requires California’s state pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Several large investment banks also announced that they had adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants, which may make it more difficult for utilities to obtain financing for coal-fired plants. Other activist campaigns have urged banks to cease financing coal-driven businesses. As a result, at least ten major banks enacted such policies in 2015. The impact of such efforts may adversely affect the demand for and price of securities issued by us and impact our access to the capital and financial markets. In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate mining and the use of coal as a source of electricity generation. The net effect of these developments is to make it more costly and difficult to maintain our business and to continue to depress the market for coal.

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

The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded, raising compliance costs and increasing potential liability. For example, in 2014, MSHA finalized a new rule limiting miners’ exposure to respirable coal dust. The first phase of the rule went into effect as of August 1, 2014, and requires, among other things, single shift sampling to determine noncompliance and corrective action to remedy any excessive levels of dust. The next phase of the rule went into effect as of February 1, 2016 and requires increased sampling frequency and the use of continuous personal dust monitors. This and other future mine safety rules could potentially result in or require significant expenditures, as well as additional safety training and planning, enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

We have obtained from a third-party insurer a workers’ compensation insurance policy, which includes coverage for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969 and the Mine Act, as amended. We perform periodic evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. Of note, the Affordable Care Act of 2010 significantly amended the black lung provisions of the Mine Act by reenacting two provisions, which had been eliminated in 1981. Under the amendments, a miner with at least fifteen years of underground coal mine employment (or surface mine employment with similar dust exposure) who can prove that he suffers from a totally disabling respiratory condition is entitled to a rebuttable presumption that his disability is caused by black lung. The other amendment provides that the surviving spouse of a miner who was collecting federal black lung benefits at the time of his death is entitled to a continuation of those benefits. These changes could have a material impact on our costs expended in association with the federal black lung program.

We have reclamation, mine closing, and related environmental obligations under the Surface Mining Control and Reclamation Act. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

SMCRA establishes operational, reclamation and closure standards for our mining operations. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the OSMRE or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs. See “Business—Environmental and Other Regulatory Matters.”

In December 2016, OSMRE published the final version of the Stream Protection Rule. The rule became effective in January 2017 but was subsequently “disapproved” pursuant to the Congressional Review Act (“CRA”). The rule would have impacted both surface and underground mining operations by imposing stricter guidelines on conducting coal mining operations within buffer zones and increasing testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams. The Stream Protection Rule would also have required the collection of increased premining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to premining conditions. Both the House and Senate passed a resolution in February 2017 disapproving of the Stream Protection Rule pursuant to the Congressional Review Act (“CRA”). President Trump signed the resolution on February 16, 2017 and, pursuant to the CRA, the Stream Protection Rule “shall have no force or effect” and cannot be replaced by a similar rule absent future legislation. OSMRE published a Federal Register notice on November 17, 2017, that removed the text of the Stream Protection Rule from the Code of Federal Regulations. Whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. If a similar rule were enacted in the future, our mining operations could face significant operating restrictions, as well as increased monitoring and restoration costs.

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

Risks Related to Our Company

Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions in any future debt instruments and by additional factors unrelated to our profitability.

We may pay special and regular quarterly dividends in the future. The declaration and payment of dividends, if any, is subject to the discretion of our board of directors and the requirements of applicable law. The timing and amount of any dividends declared will depend on, among other things: (a) our earnings, earnings outlook financial condition, cash flow, cash requirements and outlook on current and future market conditions, (b) our liquidity, including our ability to obtain debt and equity financing on acceptable terms, (c) restrictive covenants in any future debt instruments and (d) provisions of applicable law governing the payment of dividends.

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

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies, including those relating to auditing standards and disclosure about our executive compensation.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be as late as our annual report for the fiscal year ending December 31, 2022, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise or (4) provide certain disclosure regarding executive compensation required of larger public companies.

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Furthermore, while we generally must comply with Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the fiscal year ending December 31, 2022. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain our internal controls will be successful or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

Our significant stockholders have the ability to direct the voting of a majority of the voting power of our common stock, and their interests may conflict with those of our other stockholders.

Our significant stockholders own approximately 83.2% of our common stock. As a result, our significant stockholders are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of our significant stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, our significant stockholders would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of our significant stockholders. These directors’ duties as employees of our significant stockholders may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest.

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

Certain of our directors, who are responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities (including Yorktown- and ECP-affiliated entities) that are in the business of identifying and acquiring coal reserves. The existing positions held by these directors may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our stockholders should be aware, see “Certain Relationships and Related Persons Transactions.”

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

Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Properties

At December 31, 2017, we owned or controlled, primarily through long-term leases, approximately 111,000 acres of coal minerals in Virginia and West Virginia and 1,567 acres of coal minerals in Pennsylvania. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew.

Our executive headquarters occupies leased office space in Lexington, Kentucky and we lease office space in Charleston, West Virginia as an operations center. See Item 1. “Business—Our Projects” for specific information about our mining operations.

Our Coal Reserves

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

The information included in this annual report regarding estimated quantities and quality of our proven and probable coal reserves at December 31, 2017 is based on reserve and resource studies prepared by Weir International, Inc. and True Line, Inc., mining and geological consultants.

Our reserves available to us by lease or right to lease from Ramaco Coal, LLC are summarized by project in the table below. All reserves listed for our Elk Creek mining complex, Berwind and RAM Mine properties are controlled by Ramaco Coal, LLC. We lease and sublease approximately 110 million tons of those reserves at our Elk Creek, Berwind and RAM Mine properties. In addition, we have the right to lease approximately 62.9 million additional tons of reserves controlled by Ramaco Coal, LLC, pursuant to mutual cooperation agreements. We own, lease or sublease the clean recoverable tons at our Knox Creek project.

			Reserves (in millions) (1)
	Location	Mining Method	Proven	Probable	Total		Anticipated Production Start Date	Projected Mine Life (years)	Typical Met Coal Quality (2)	Planned Transportation
Elk Creek	Logan, Wyoming and Mingo Counties, WV	Underground, Highwall, Surface	62	36	98	(6)	Producing	20+	High Volatile A, A/B, B	CSX RR, Norfolk Southern RR, Truck
Berwind	McDowell County, WV, Buchanan and Tazewell Counties, VA	Underground	44	27	71		Producing	20+	Low Volatile	Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	Underground	2	4	6		2021	10	High Volatile C	Norfolk Southern RR, Truck, Barge
Knox Creek	Buchanan, Tazewell and Russell Counties, VA	Underground	70	7	77		2018(3)	— (3)	High Volatile A	Truck, Norfolk Southern
Total			178	74	252

(1)

Reserves, presented as clean recoverable tons, are based upon 50% underground mining recovery, theoretical preparation plant yield at appropriate specific gravities and 95% preparation plant efficiency. The ranges of metallurgical coal sales prices used to assess our reserves at the time of reserve reporting were between $115-119 per ton at Berwind, $88-103 per ton at Elk Creek, $76-86 per ton at RAM Mine and $85-111 per ton at Knox Creek.

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

(3)	Permitting and mine plan for Knox Creek is in process. Third party mining is expected to begin in 2018.

These reserve estimates were assessed based on benchmark coal sales pricing at the time of reserve reporting for each property. Utilizing the three-year average semi-soft coking coal historical benchmark price of approximately $88 per short ton for coal produced at Elk Creek, RAM and Knox Creek, our mineral reserves at each such mines are economic. Utilizing a three-year average premium hard coking coal historical benchmark price of approximately $104 per short ton, our mineral reserves at our Berwind mine are economic.

Our reserve estimates are updated annually by our independent reserve engineers. Our internal professional staff works closely with these engineers to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve estimation processes. We make all requested information, as well as our pertinent personnel, available to our independent engineers in connection with their evaluation of our reserves.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock began trading on February 3, 2017 on the NASDAQ under the symbol “METC.” The following table sets forth the high and low per share sale prices for our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

Year ended December 31, 2017	High	Low
First Quarter	$13.55	$8.75
Second Quarter	9.52	5.12
Third Quarter	8.13	5.80
Fourth Quarter	7.02	3.99

Holders

As of the close of business on March 21, 2018, there were 28 holders of record of our common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends

 We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

On February 8, 2017, in connection with the closing of our IPO, we completed a corporate reorganization (the “Reorganization”) pursuant to which all the interests in Ramaco Development, LLC (“Ramaco Development”), our accounting predecessor, were exchanged for newly issued shares of common stock of Ramaco Resources and as a result, Ramaco Development became a wholly-owned subsidiary of Ramaco Resources. As such, the financial information presented below and in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the periods through February 8, 2017 pertain to the historical financial statements and results of operations of Ramaco Development.

The selected historical consolidated financial data were derived from our audited historical consolidated financial statements included elsewhere in this annual report. Historical results are not necessarily indicative of future results. You should read the following table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the historical consolidated financial statements of our predecessor and accompanying notes included elsewhere in this annual report.

The table that follows and the discussion of our results of operations in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes references to and analysis of Adjusted EBITDA which is a financial measure not recognized in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) plus net interest expense, equity-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of income (loss) from continuing operations, net of income taxes to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Year Ended December 31,
	2017	2016	2015	2014
Consolidated statement of operations data:
Revenue	$61,035,804	$5,215,659	$—	$—
Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	58,308,259	1,795,845	—	—
Cost of coal processing (exclusive of items shown separately below)	2,212,403	2,600,874	—	—
Other operating costs and expenses	257,721	416,292	934,154	939,000
Asset retirement obligation accretion	405,106	229,304	74,516	68,212
Depreciation and amortization	3,154,072	251,684	—	—
Professional fees	1,377,053	4,325,503	406,152	269,420
Selling, general and administrative	11,214,056	3,125,941	918,269	489,392
Total cost and expenses	76,928,670	12,745,443	2,333,091	1,766,024
Operating loss	(15,892,866)	(7,529,784)	(2,333,091)	(1,766,024)
Interest and dividend income	295,185	138,752	—	—
Other income	203,973	—	—	—
Interest expense	(22,841)	(124,117)	(1,922)	(622)
Net loss	$(15,416,549)	$(7,515,149)	$(2,335,013)	$(1,766,646)
Pro forma basic and diluted loss per share	$(0.41)

	December 31,
	2017	2016	2015	2014
Consolidated balance sheet data:
Current assets
Cash and cash equivalents	$5,934,043	$5,196,914	$993,627	$—
Short-term investments	5,199,861	55,237,747	—	—
Accounts receivable	7,165,487	914,741	—	—
Inventories	10,057,787	1,518,638	—	—
Prepaid expenses	1,104,437	388,921	261,291	103,621
Total current assets	29,461,615	63,256,961	1,254,918	103,621
Property, plant and equipment – net	115,450,841	46,433,726	13,958,283	10,381,427
Long-term investments	—	5,199,077	—	—
Advanced coal royalties	2,867,369	2,050,000	2,050,000	1,385,003
Deferred offering costs	—	2,247,974	3,089,079	—
Other	318,206	21,354	—	—
Total Assets	$148,098,031	$119,209,092	$20,352,280	$11,870,051

Current liabilities	$22,424,569	$15,356,856	$914,547	$—
Asset retirement obligations, long-term	12,276,176	9,434,838	2,095,073	1,790,735
Note payable-Ramaco Coal, LLC	—	10,629,275	—	—
Due to Ramaco Coal, LLC	—	—	10,683,010	11,052,878
Total liabilities	34,700,745	35,420,969	13,692,630	12,843,613
Series A preferred units	—	88,773,933	—	—
Shareholders' or Members’ equity (deficit)	113,397,286	(4,985,810)	6,659,650	(973,562)
Total Liabilities and Equity	$148,098,031	$119,209,092	$20,352,280	$11,870,051

	Year Ended December 31,
	2017	2016	2015	2014

Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(15,416,549)	$(7,515,149)	$(2,335,013)	$(1,766,646)
Add (Subtract):
Depreciation and amortization	3,154,072	251,684	—	—
Interest and dividend income, net	(272,344)	(14,635)	1,922	(622)
Income taxes	—	—	—	—
EBITDA	(12,534,821)	(7,278,100)	(2,333,091)	(1,767,268)
Add:
Equity-based compensation	2,820,213	298,843	—	—
Accretion of asset retirement obligation	405,106	229,304	74,516	68,212
Adjusted EBITDA	$(9,309,502)	$(6,749,953)	$(2,258,575)	$(1,699,056)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Annual Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Our primary source of revenue is the sale of metallurgical coal. We have a 252 million ton reserve base of high quality metallurgical coal and four long-lived projects under development. Our plan is to complete development of our remaining projects and grow production to more than 4.0 million clean tons of metallurgical coal over the next four years. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

During 2017, we sold 608 thousand tons of metallurgical coal, including 236 thousand tons of purchased low volatile metallurgical coal. Of this, 65% was sold in North American markets and 35% was sold in export markets principally to Europe and Asia. In 2016 and through April 2017, we processed raw coal for third parties at our Knox Creek preparation plant and loading facility under arrangements that have been cancelled. Beginning in late 2016, we began purchasing coal from third parties for sale for our own account.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Metallurgical coal prices in 2016 and 2017 saw significant volatility. A new Chinese policy that limited domestic coal miners to 276 work days a year resulted in a significant decrease in Chinese production and a resulting increase in seaborne demand, which increased prices from well below $100 per MT in early 2016 to over $300 per MT. A reversal of this policy in late 2016 caused prices to fall to the mid-$150s per MT. A subsequent cyclone that hit the center of metallurgical coal production and supply chain operations in Australia in early 2017 caused prices to briefly spike to near $300 per MT. In the remainder of 2017, the significantly weakening U.S. dollar, global economic growth that was stronger than expected and surprisingly strong steel production in China has combined to cause seaborne metallurgical coal prices to continue to show strength, trading at around $200 per MT in late 2017.

On March 8, 2018, President Trump signed proclamations imposing a 25 percent tariff on imports of steel mill products and a 10 percent tariff on imports of wrought and unwrought aluminum. It is too early to know the impact these tariffs will have on demand for our metallurgical coal. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for metallurgical coal from our domestic customers may increase. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

In 2017, our capital expenditures totaled approximately $75 million. Starting as new mine projects, during 2017 we completed the development and opening of two deep mines and a surface mine at our Elk Creek mining complex, as well as completed the construction of the Elk Creek preparation plant and rail loadout facility. Development production started at a third deep mine at Elk Creek in January 2018. We also began development mining at our Berwind property and continued third-party coal purchases which augment our sales. Our coal production increased each quarter of 2017 as we completed more mines during the year. We expect to achieve production of approximately 2.0 to 2.2 million clean tons of metallurgical coal in 2018 and to purchase 400 to 750 thousand tons from third parties for sale.

Our costs of production on a per ton basis are expected to decline as our production increases. We saw production costs fall from about $84 per ton through the first three quarters of 2017 to approximately $58 per ton in the fourth quarter. Higher transportation and third-party processing costs during construction of our Elk Creek preparation plant and loadout facility, together with start-up costs, principally contributed to our operating loss for 2017.

Critical Accounting Judgments

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

Equity-based compensation expense. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period.

The fair value of restricted stock awards is determined using the publicly-traded price of our common stock. The fair value of option awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

Asset retirement obligations. We recognize as a liability an asset retirement obligation, or ARO, associated with the retirement of a tangible long-lived asset in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The initially recognized asset retirement cost is amortized using same method and useful life as the long-lived asset to which it relates. Amortization begins when mining of the specific mineral property begins. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

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

Impairment of Long-lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events and circumstances include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which we use a long-lived asset or a change in its physical condition.

When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimate fair value, which is generally determined using discounted future cash flows.

We make various assumptions, including assumptions regarding future cash flows in our assessments of long-lived assets for impairment. The assumptions about future cash flows and growth rates are based on the current and long-term business plans related to the long-lived assets.

Income Taxes. We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates. We initially recognize the effects of a tax position when it is more than 50 percent likely, based on the technical merits that the position will be sustained upon examination. Our determination of whether or not a tax position has met the recognition threshold depends on the facts, circumstances, and information available at the reporting date.

A valuation allowance may be recorded to reflect the amount of future tax benefits that management believes are not likely to be realized. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as production levels, operating profitability, timing of development activities and the cost and timing of reclamation work. If actual outcomes differ from our expectations, we may record an additional valuation allowance through income tax expense in the period such determination is made.

 Recent Accounting Pronouncements. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements.”

Results of Operations

	Year Ended December 31,
	2017	2016	2015
Consolidated statement of operations data:
Revenue	$61,035,804	$5,215,659	$—
Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	58,308,259	1,795,845	—
Cost of coal processing (exclusive of items shown separately below)	2,212,403	2,600,874	—
Other operating costs and expenses	257,721	416,292	934,154
Asset retirement obligation accretion	405,106	229,304	74,516
Depreciation & amortization	3,154,072	251,684	—
Professional fees	1,377,053	4,325,503	406,152
Selling, general and administrative	11,214,056	3,125,941	918,269
Total cost and expenses	76,928,670	12,745,443	2,333,091
Operating loss	(15,892,866)	(7,529,784)	(2,333,091)
Interest and dividend income	295,185	138,752	—
Other income	203,973	—	—
Interest expense	(22,841)	(124,117)	(1,922)
Net loss	$(15,416,549)	$(7,515,149)	$(2,335,013)
Adjusted EBITDA	$(9,309,502)	$(6,749,953)	$(2,258,575)

Our revenue producing activities for 2017 consisted principally of the sale of coal we produced and coal we purchased from third parties for our own account. We began commercial production of coal in January 2017. Starting as new mine projects, we developed and opened four mines at our Elk Creek mining complex and completed construction of the preparation plant and rail loadout facility during 2017. We also began development mining in 2017 at our Berwind property.

In 2016, revenue consisted principally of the sale of purchased coal and revenue for processing coal for third parties, which processing contracts were cancelled in April 2017. Our first revenues commenced in mid-2016 with completion of the Knox Creek Acquisition (as later defined). Before this acquisition, our activities were limited to acquiring geologically advantaged coal reserve properties and to advancing those properties toward coal production through exploration, the delineation of reserves; assessment and mine planning; permitting; and the development of access for mining. Direct costs associated with preparation of future mine sites for mining were capitalized. Operating expenditures including certain professional fees and overhead costs are not capitalized but are expensed as incurred.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenues. For the year ended December 31, 2017, we had revenues of $58.8 million from the sale of coal and $2.2 million from the processing of coal for third parties. During 2017, we sold 608 thousand tons of coal including 236 thousand tons of purchased coal. During 2016, we had revenues of $3.0 million from coal processing for third parties. We ceased processing third-party coal in April 2017 and have no current plans to begin those operations again. Sales of purchased coal beginning in late 2016 generated $2.2 million of revenues for the period.

Cost of coal sold and cost of coal processing. Our cost of sales totaled $60.5 million for 2017 as compared with $4.4 million for 2016. The total cash cost per ton sold (FOB mine) was approximately $82 for 2017, consisting of average cash costs of approximately $73 for our own produced coal and approximately $97 for coal we purchased from third parties.

Total costs were adversely impacted during 2017 by higher trucking costs and third-party processing costs totaling approximately $2.7 million or about $7.28 per ton. These higher costs were incurred before construction of our preparation plant and loadout facilities were completed.

In 2017, costs of coal processing totaled $2.2 million for processing services we were performing at that time for third parties as compared with $2.6 million for 2016.

Other operating costs and expenses. Other operating costs and expenses decreased to $258 thousand for the year ended December 31, 2017 from $416 thousand for 2016. The decrease was principally attributable to the lower non-mine specific engineering and other outside services.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased to $405 thousand for 2017 from $229 thousand for 2016, reflecting expanded activities at the Elk Creek mining complex and Knox Creek property in 2017.

Depreciation and amortization. Depreciation of our plant and equipment totaled $3.2 million for the year ended December 31, 2017 as compared with $252 thousand for the previous year. Higher depreciation expense for 2017 was principally due to the commencement of commercial mining operations in 2017. Amortization of capitalized development costs totaled $536 thousand in 2017. There was no amortization of development costs in 2016 since there was no coal production from our properties at that time.

Professional fees. Professional fees decreased to $1.4 million for 2017 from $4.3 million for 2016. In 2016, we expensed approximately $3.1 million of previously deferred offering costs because the relevant period for a planned private offering of our equity securities underway at that time expired and we decided not to pursue such offering.

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.2 million for the year ended December 31, 2017 as compared with $3.1 million for 2016. A major portion of the increase was attributable to the continued building of our corporate organization. We incurred incremental general and administrative expenses as a result of becoming a publicly-traded company. These costs include expenses associated with our annual and quarterly reporting, investor relations, listing fees, incremental insurance costs, and accounting and legal services.

Equity-based compensation expense. Equity-based compensation expense was $2.8 million for 2017 and $298 thousand for 2016. Terms of our outstanding stock options issued to executive management in 2016 provided for vesting upon the completion of our IPO in February 2017. We recognized $2.1 million of remaining compensation expense in the first quarter of 2017 related to these options. Remaining equity-based compensation expense for 2017 relates to restricted stock incentive awards granted to management. The fair value of these awards is recognized as expense over the requisite service period.

Adjusted EBITDA. For 2017, we reported a net loss of $15.4 million compared to a net loss of $7.5 million for 2016. The adjusted EBITDA loss was $9.3 million for 2017 compared to an adjusted EBITDA loss of $6.7 million for 2016.

 Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Revenues. For 2016, we generated $2.2 million from the sale of purchased coal and $3.0 million from processing third-party coal at the Knox Creek preparation plant and loading facility. We had no revenues for the year ended December 31, 2015 as our activities were devoted to development of our mineral properties.

Cost of coal sold and cost of coal processing. In 2016, our cost of coal sold was $1.8 million and our cost of coal processing was $2.6 million. We had no cost of coal sold or cost of coal processing services in 2015 as we did not carry out either of these activities.

Other operating costs and expenses. Other operating costs and expenses decreased to $416 thousand in the year ended December 31, 2016 from $934 thousand for 2015. The decrease was principally attributable to the decrease in exploration activities related to unproven reserves.

Asset retirement obligation accretion. Asset retirement obligation accretion increased to $229 thousand in the year ended December 31, 2016 from $75 thousand for 2015 reflecting activities at the Knox Creek preparation plant and development activities at our mines.

Depreciation and amortization. Depreciation expense related to plant and equipment totaled $252 thousand for the year ended December 31, 2016. We first placed assets into operation in 2016 with the acquisition of the Knox Creek preparation plant and loadout facilities.

Professional fees. Our professional fees increased to $4.3 million for the year ended December 31, 2016 from $406 thousand for the same period of 2015. In 2016, we expensed approximately $3.1 million of previously deferred offering costs because the relevant period for a planned private offering of our equity securities underway at that time expired and we decided not to pursue such offering.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $3.1 million for the year ended December 31, 2016 from $918 thousand for 2015. A major portion of the $2.2 million increase was attributable to increases in salaries and benefits to $1.8 million in 2016 from $410 thousand for 2015, as the Company employed several additional personnel in 2016. The Company also increased insurance coverages during 2016 for the addition of new properties and director and officer liability coverages, causing higher insurance costs of $446 thousand.

Adjusted EBITDA. For 2016, we reported a net loss of $7.5 million compared to a net loss of $2.3 million for 2015. We incurred an adjusted EBITDA loss of $6.7 million for 2016 compared to an adjusted EBITDA loss of $2.3 million for 2015.

2018 Sales Commitments

As of February 2018, we had secured 2018 sales commitments of 1.9 million tons, or about 71% of our estimated 2018 coal sales volume, to domestic and export customers. These volumes were substantially all metallurgical quality coal, but also include approximately 150,000 tons of specialty steam coal. Collectively, these 2018 sales commitments consist of approximately 1.5 million tons of our own coal and 410,000 tons of purchased coal.

Of these committed sales, approximately 1.1 million tons, or about 60%, are committed to domestic customers at fixed prices averaging $76, approximately 194,000 tons are committed to export markets at prices averaging $107 and approximately 166,000 tons are committed at prices based upon an index determined near the time of shipment.

We expect to sell our remaining approximately 500,000 to 1 million uncommitted tons of 2018 estimated sales volume into export markets.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Year Ended December 31,
	2017	2016	2015
Consolidated statement of cash flow data:
Cash flows from operating activities	$(8,753,027)	$(3,861,370)	$(1,916,292)
Cash flows from investing activities	(19,801,770)	(77,462,515)	(3,463,747)
Cash flows from financing activities	29,291,926	85,527,172	6,373,666
Net change in cash and cash equivalents	$737,129	$4,203,287	$993,627

Net cash used in operating activities in the year ended December 31, 2017 reflects higher costs associated with the commencement and expansion of our operations. The cash used in operating activities in 2015 was primarily the result of net losses incurred in preparing the Company for operations.

Net cash used in investing activities was $19.8 million for 2017 as compared with $77.5 million for 2016. Our capital expenditures totaled $75.0 million and $16.7 million in 2017 and 2016, respectively. In 2016, we invested a portion of the proceeds of the issuance of our Series A preferred units into investment securities, the maturity of which was timed to coincide with anticipated capital expenditures. Capital expenditures for 2015 totaled $4.8 million.

Net cash from financing activities was $29.3 million for 2017 as compared with $85.5 million for 2016 and principally resulted from proceeds from equity issuances. We repaid $11.3 million of debt in 2017, ending the year with no outstanding indebtedness. Net cash from financing activities was $6.4 million for 2015, primarily attributable to the net proceeds received from equity issuances.

Indebtedness

Previously outstanding notes payable were repaid in full with proceeds from our IPO in February 2017. We had no indebtedness for borrowed money at December 31, 2017. In February 2018, we borrowed $6 million under a six-month credit facility in order to manage accounts receivable. The credit facility is secured by a portion of our mobile mining equipment. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. Principal and interest are due on August 31, 2018 but may be prepaid without penalty at any time.

Liquidity

As of December 31, 2017, our available liquidity was $11.1 million, comprised of cash and investments. We expect to fund our capital and liquidity requirements with investments and cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. During 2017 we spent $75 million for the construction of the preparation plant and loadout facility at Elk Creek, for the purchase of mining equipment and development of mines at our Elk Creek mining complex and Berwind property.

We expect that we will be required to spend another $86 million through 2022 to fully develop our current projects. We anticipate capital expenditures of $20-25 million in 2018 for this effort.

Management believes that current cash and investments on hand, along with cash flow from operations will be sufficient to meet its capital expenditure and operating plans through 2020. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and potential future issuances of debt or equity securities.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Our board of directors has adopted a policy of considering paying regular and special cash dividends, in amounts to be determined. Although our dividend policy will depend upon our future liquidity needs, we currently intend to pay dividends in amounts that will allow us to make capital expenditures for our future growth or fund acquisitions that we expect to be accretive to earnings and cash flows, as determined by management and our board of directors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
		Less Than	1 - 3	4 - 5
	Total	1 year	years	years	Thereafter

Minimum royalty obligations	$36,100,354	$2,016,378	$9,926,692	$6,024,128	$18,133,156
Asset retirement obligations, discounted	12,346,792	70,616	1,681,868	459,876	10,134,432
Take or pay obligations	987,500	987,500	—	—	—
Operating lease obligations	425,949	158,618	252,219	15,112	—

Total	$49,860,595	$3,233,112	$11,860,779	$6,499,116	$28,267,588

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

In addition to the risks inherent in operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.

Commodity Price Risk

Our primary product is metallurgical coal, which is in itself a commodity. Our coal is sold under short-term fixed price contracts, term transactions utilizing index pricing or on a spot basis. As such, we are exposed to changes in the international price of metallurgical coal. We attempt to manage this risk by keeping tight control over our mining costs.

Interest Rate Risk

Inasmuch as we have limited debt, we are not overly exposed to interest rate risk. Should we incur debt in the future or increase our cash position, the general level of interest rates will begin to take on greater importance. At that time, we will manage our exposure through a variety of financial tools designed to minimize exposure to interest rate fluctuations.

Foreign Exchange Rate Risk

International sales of coal are typically denominated in U.S. dollars. As a result, we do not have direct exposure to currency valuation exchange rate fluctuations. However, because our coal is sold internationally, to the extent that the U.S. dollar strengthens against the foreign currency of a customer or potential customer, we may find our coal at a price disadvantage as compared with other non-U.S. suppliers. This could lead to our receiving lower prices or being unable to compete for that specific customer’s business. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2015.

Houston, Texas

March 21, 2018

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,934,043	$5,196,914
Short-term investments	5,199,861	55,237,747
Accounts receivable	7,165,487	914,741
Inventories	10,057,787	1,518,638
Prepaid expenses	1,104,437	388,921
Total current assets	29,461,615	63,256,961

Property, plant and equipment, net	115,450,841	46,433,726

Long-term investments	—	5,199,077
Advanced coal royalties	2,867,369	2,050,000
Deferred offering costs	—	2,247,974
Other assets	318,206	21,354
Total Assets	$148,098,031	$119,209,092

Liabilities and Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$19,532,531	$8,955,884
Accrued expenses	2,821,422	1,174,904
Distributions payable	—	3,905,224
Asset retirement obligations	70,616	693,796
Note payable	—	500,000
Financed insurance payable	—	127,048
Total current liabilities	22,424,569	15,356,856
Asset retirement obligations	12,276,176	9,434,838
Note payable - Ramaco Coal, LLC	—	10,629,275
Total liabilities	34,700,745	35,420,969

Commitments and contingencies	—	—

Series A preferred units	—	88,773,933

Equity (Deficit)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 39,559,366 and zero shares issued and outstanding, respectively	395,594	—
Contributed capital	—	13,265,547
Additional paid-in capital	148,293,263	—
Accumulated losses	(35,291,571)	(18,251,357)
Total equity (deficit)	113,397,286	(4,985,810)
Total Liabilities and Equity (Deficit)	$148,098,031	$119,209,092

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2017	2016	2015
Revenue
Coal sales	$58,798,130	$2,166,806	$—
Coal processing	2,237,674	3,048,853	—
Total revenue	61,035,804	5,215,659	—

Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	58,308,259	1,795,845	—
Cost of coal processing (exclusive of items shown separately below)	2,212,403	2,600,874	—
Other operating costs and expenses	257,721	416,292	934,154
Asset retirement obligation accretion	405,106	229,304	74,516
Depreciation and amortization	3,154,072	251,684	—
Professional fees	1,377,053	4,325,503	406,152
Selling, general and administrative	11,214,056	3,125,941	918,269
Total cost and expenses	76,928,670	12,745,443	2,333,091

Operating loss	(15,892,866)	(7,529,784)	(2,333,091)

Interest and dividend income	295,185	138,752	—
Other income	203,973	—	—
Interest expense	(22,841)	(124,117)	(1,922)

Net loss	$(15,416,549)	$(7,515,149)	$(2,335,013)

Pro forma basic and diluted loss per share	$(0.41)

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

			Additional
	Common	Contributed	Paid-	Accumulated	Total
	Stock	Capital	in Capital	Losses	Equity

Balance as of January 1, 2015	$—	$2,498,479	$—	$(3,472,041)	$(973,562)
Contributions from members	—	9,968,225	—	—	9,968,225
Net loss	—	—	—	(2,335,013)	(2,335,013)

Balance as of December 31, 2015	—	12,466,704	—	(5,807,054)	6,659,650
Contributions from members	—	500,000	—	—	500,000
Paid-in kind distribution on Series A preferred units	—	—	—	(776,712)	(776,712)
Accrued distributions on Series A preferred units	—	—	—	(3,905,224)	(3,905,224)
Accretion - Series A preferred units	—	—	—	(247,218)	(247,218)
Equity-based compensation	—	298,843	—	—	298,843
Net loss	—	—	—	(7,515,149)	(7,515,149)

Balance as of December 31, 2016	—	13,265,547	—	(18,251,357)	(4,985,810)
Accretion - Series A preferred units	—	—	—	(123,825)	(123,825)
Distributions on Series A preferred units	—	—	—	(1,499,840)	(1,499,840)
Issuance of common stock in Reorganization	224,982	(13,265,547)	13,040,565	—	—
Conversion of Series A preferred units into common stock	127,644	—	88,770,114	—	88,897,758
Proceeds from sale of common stock	38,000	—	43,667,339	—	43,705,339
Equity-based compensation	4,968	—	2,815,245	—	2,820,213
Net loss	—	—	—	(15,416,549)	(15,416,549)

Balance as of December 31, 2017	$395,594	$-	$148,293,263	$(35,291,571)	$113,397,286

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(15,416,549)	$(7,515,149)	$(2,335,013)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion of asset retirement obligations	405,106	229,304	74,516
Depreciation and amortization	3,154,072	251,684	—
Costs associated with abandoned offering	—	3,089,079	—
Equity-based compensation	2,820,213	298,843	—
Changes in operating assets and liabilities:
Accounts receivable	(6,250,746)	(914,741)	—
Prepaid expenses	(715,516)	182,459	170,020
Inventories	(8,539,149)	(1,518,638)	—
Other assets	(1,114,221)	(21,354)	—
Accounts payable	15,535,054	1,863,794	92,196
Accrued expenses	1,368,709	193,349	81,989
Net cash from operating activities	(8,753,027)	(3,861,370)	(1,916,292)

Cash flow from investing activities:
Acquisition of Knox Creek	—	(302,574)	—
Purchases of property, plant and equipment	(75,038,733)	(16,723,117)	(4,848,750)
Purchase of investment securities	—	(64,782,707)	—
Proceeds from maturities of investment securities	55,236,963	4,345,883	—
Proceeds from withdrawal of investments restricted for surety bond	—	—	1,385,003
Net cash from investing activities	(19,801,770)	(77,462,515)	(3,463,747)

Cash flows from financing activities
Proceeds from issuance of common stock	47,709,000	—	—
Payments of equity offering costs	(1,755,687)	(2,247,974)	(3,089,079)
Proceeds from issuance of Series A preferred units	—	85,954,000	—
Offering costs for Series A preferred units	—	(2,250,000)	—
Advances from Ramaco Coal, LLC	—	863,724	1,015,364
Repayments to Ramaco Coal, LLC	(10,629,275)	(917,459)	(1,385,232)
Repayments of financed insurance payable	(127,048)	(375,119)	(135,612)
Proceeds from notes payable - related party	—	4,000,000	—
Payment of note payable	(500,000)	—	—
Payment of distributions	(5,405,064)	—	—
Contributed capital from members	—	500,000	9,968,225
Net cash from financing activities	29,291,926	85,527,172	6,373,666

Net change in cash and cash equivalents	737,129	4,203,287	993,627
Cash and cash equivalents, beginning of year	5,196,914	993,627	—

Cash and cash equivalents, end of year	$5,934,043	$5,196,914	$993,627

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows (continued)

Supplemental cash flow information:
Cash paid for interest	$87,502	$104,544	$—
Cash paid for taxes	—	—	—
Non-cash investing and financing activities:
Increase in prepaid expenses and financed insurance payable	—	310,089	327,690
Capital expenditures included in accounts payable and accrued liabilities	5,236,216	6,451,610	548,284
Financed purchase of equipment	—	500,000	—
Additional asset retirement obligations acquired or incurred	1,813,052	7,804,257	229,822
Series A preferred units issued in exchange for notes payable – related parties	—	4,046,000	—
Paid-in kind distribution on Series A preferred units	—	776,712	—
Accretion – Series A preferred units	123,825	247,218	—

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. Through our wholly-owned subsidiary, Ramaco Development, LLC, we are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

We commenced initial production of metallurgical coal at our Elk Creek mining complex in late December 2016. During 2017, we completed the development and activation of two deep mines and a surface mine at our Elk Creek mining complex. Additionally, we activated the Elk Creek preparation plant and rail loadout facility in late October 2017. We started development production at a third deep mine at Elk Creek in January 2018. We also began development mining at our Berwind property in late 2017 and expanded third-party coal purchases which augmented our sales in 2017.  Our production for 2017 totaled 548 thousand clean tons of metallurgical coal.

In 2017, we sold approximately 608 thousand tons of coal, including approximately 236 thousand tons of coal we purchased from third parties.

On February 8, 2017, we completed the IPO of our common stock pursuant to a registration statement on Form S-1 (File 333-215363), as amended and declared effective by the SEC on February 2, 2017. Pursuant to the registration statement, we registered the sale of 6.0 million shares of $0.01 par value common stock, which included 3.8 million shares of common stock sold by the Company and 2.2 million shares of common stock sold by the selling stockholders.

Proceeds of our IPO, based on the public offering price of $13.50 per share, were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, we received net proceeds of approximately $43.7 million, after deducting discounts and offering expenses paid directly by us. We used $10.7 million of the net proceeds to repay indebtedness owed to Ramaco Coal, LLC, an affiliated entity. The remaining proceeds of the IPO were used for general corporate purposes including development of the Elk Creek mining complex and Berwind property. All units of our then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12.76 million shares of common stock at the time of the IPO.

Pursuant to the terms of a corporate reorganization (Reorganization) that was completed in connection with the closing of our IPO, all the interests in Ramaco Development, LLC were exchanged for our newly issued common shares and as a result, Ramaco Development, LLC became our wholly-owned subsidiary. Therefore, the financial information for periods through February 8, 2017 pertain to the historical financial statements and results of operations of Ramaco Development, LLC.

The terms “the Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for periods since our Reorganization on February 8, 2017, refer to Ramaco Resources, Inc. and its subsidiaries, and for historical periods prior to our Reorganization refer to Ramaco Development LLC and its subsidiaries. Intercompany balances and transactions between consolidated entities are eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). A summary of significant accounting policies follows:

Use of estimates—The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are related to the quantity and value of coal inventories, equity-based compensation, asset retirement obligations, contingencies and the quantities and values of coal reserves.

Revenue Recognition—Revenue is recognized when persuasive evidence of a sale exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments to domestic customers via rail, delivery occurs when the railcar is loaded. For coal shipments to international customers via ocean vessel, delivery occurs when the vessel is loaded at the port facility. For processing services, delivery is considered to have occurred when the customer’s clean coal is stockpiled at our preparation plant or loaded onto railcars.

Shipping and Handling—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in sales.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents.

Investment Securities— We generally invest our excess cash in certificates of deposit issued by federally insured financial institutions and short-term debt securities of U.S. Government agencies. Such investments are included in “cash and cash equivalents” or “short-term investments” on the accompanying consolidated balance sheets and are classified as held-to-maturity after consideration of our financial position, liquidity, and future plans. Investment securities are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value. Coal inventory costs include labor, supplies, equipment costs, freight and operating overhead. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles.

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

Capitalized mine development costs represent the costs incurred to prepare mine sites for future mining. These costs include costs of acquiring, permitting, planning, research, and establishing access to identified mineral reserves and other preparations for commercial production as necessary to develop and permit the properties for mining activities. Operating expenditures including certain professional fees and overhead costs are not capitalized but are expensed as incurred.

The capitalized mine development costs attributable to a mine are amortized on a units-of-production basis as mining of that mine’s assigned reserves takes place. Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives ranging from three to thirty years.

Advanced Coal Royalties—In most cases, we acquire the right to mine coal reserves under leases which call for the payment of royalties on coal as it is mined and sold. In many cases, these mineral leases require the payment of advance or minimum coal royalties to lessors that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined.

Impairment of Long-lived Assets—We review and evaluate long-lived assets, including property, plant and equipment and mine development costs, for impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. Recoverability is measured by comparing the net book value to the fair value. When the net book value exceeds the fair value, an impairment loss is measured and recorded.

If it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves, or that the recoverability of capitalized mine development costs is uncertain, such capitalized costs are reduced to their net realizable value and an impairment loss is recorded to expense and future development costs are expensed as incurred.

Deferred Offering Costs—Incremental costs directly attributable to a proposed or actual offering of securities may be deferred and charged against the gross proceeds of the offering. In March 2016, we expensed $3.1 million of previously deferred offering costs because the relevant period under applicable accounting guidance for the planned private offering of its equity securities expired. Costs incurred beginning in the third quarter of 2016 with the commencement of our IPO were deferred at December 31, 2016 and subsequently charged against the gross proceeds of our IPO.

Asset Retirement Obligations—Legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to development costs, at the time they are incurred. Our asset retirement obligations primarily consist of spending estimates related to reclaiming metallurgical coal land and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. The Company estimates and records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of mining.

Fair Value Measurements— For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs are other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring us to make assumptions about pricing by market participants.

Income Taxes—Prior to the Reorganization discussed in Note 1, we were a limited liability company taxed as a partnership. Accordingly, no provision for federal or state income taxes has been recognized in these financial statements for periods before the Reorganization on February 2, 2017. After the Reorganization, Ramaco Development, LLC became a wholly-owned subsidiary of Ramaco Resources, Inc., a C-corporation. There was no impact to the financial statements for this change in tax status.

Income taxes are accounted for using a balance sheet approach. The Company accounts for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax positions at December 31, 2017 or 2016. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations is currently open for all tax returns filed.

Segment Reporting—Our properties located in West Virginia, Virginia and Pennsylvania each consist of mineral reserves for production of metallurgical coal from both underground and surface mines. These operations are within the Appalachia basin. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin. For financial reporting purposes, these operations represent a single segment because each possesses similar production methods, distribution methods, and economic characteristics, resulting in similar long-term expected financial performance.

Equity-Based Compensation—We account for employee equity-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period.

The fair value of restricted stock awards is determined using the publicly-traded price of our common stock. The fair value of option awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expect term, expected volatility, risk-free interest rate, dividend rate and service period.

Concentrations—Our operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our operations.

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, investment securities and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. The Company monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. The Company did not have an allowance for doubtful accounts as of December 31, 2017 or 2016.

During 2017, sales to four customers accounted for approximately 77% of total revenue.  The total balance due from these customers at December 31, 2017 was approximately 71% of total accounts receivable. During 2016, sales to two customers accounted for approximately 93% of total revenue.  The total balance due from these two customers at December 31, 2016 was approximately 28% of total accounts receivable.

Reclassifications—Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on January 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but will result in increased disclosures related to revenue recognition policies and disaggregation of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on January 1, 2018.

NOTE 3—ACQUISITIONS

On July 1, 2016, the Company acquired from Alpha Natural Resources, Inc. (i) a preparation plant and coal loading facility, (ii) one idle mine and related mining equipment; (iii) mobile equipment used in conjunction the coal preparation plant (iv) various contracts and (v) coal reserves (collectively referred to as the Knox Creek Acquisition) for cash consideration of $220 thousand, the payment of about $83 thousand of property taxes and lease and contract cure costs, the assumption of $15 thousand in a construction obligation and the assumption of reclamation obligations of approximately $7.4 million. Transaction costs associated with the acquisition totaling $320 thousand are included in the statements of operations.

The Company uses the preparation plant and loading facility for processing of coal mined from its existing reserves. It does not presently intend to resume mining operations at the currently idle mine. Acquired coal reserves were not economically recoverable at prevailing market prices at the acquisition date.

The Knox Creek Acquisition was accounted for as a business combination. The total acquisition consideration was allocated to the acquired assets and liabilities assumed based on their relative fair market values as determined by an independent valuation as follows:

Allocation of purchase price:
Preparation plant and equipment	$6,053,138
Idle mining equipment	407,300
Mobile equipment	1,273,500
Total assets acquired	7,733,938
Asset retirement obligations	(7,416,164)
Other liabilities	(15,200)
Net assets acquired	$302,574

The results of operations of the acquired business are included in the statements of operations as of the date of acquisition. Pro forma results of operations for this acquisition have not been presented because the acquisition is not material.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	December 31,
	2017	2016

Plant and equipment at cost	$80,454,977	$19,201,550
Construction in process	7,625,855	11,847,904
Capitalized mine development cost	30,775,765	15,635,956
Less accumulated depreciation and amortization	(3,405,756)	(251,684)
Total property, plant and equipment, net	$115,450,841	$46,433,726

Depreciation expense related to the Company’s plant and equipment totaled $2.6 million and $252 thousand for 2017 and 2016, respectively. Amortization of capitalized development expenses totaled $536 thousand for 2017. The Company began commercial mining operations in January 2017. Depreciation and amortization begin when assets are placed in service. Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $8.7 million as of  December 31, 2017 and $15.6 million as of  December 31, 2016.

On March 29, 2017, we acquired approximately 14.8 thousand acres of coal properties in Tazewell and Buchanan Counties, Virginia and McDowell County, West Virginia including several coal leaseholds adjacent to our Knox Creek operations. The Company paid $125 thousand for the properties, a portion of which is recoupable from future production, and agreed to pay an overriding royalty on production from properties not already subleased.

NOTE 5—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$5,934,043	$5,934,043	$5,196,914	$5,196,914
Accounts receivable	7,165,487	7,165,487	914,741	914,741
Short-term investments:
U. S. agency securities	5,199,861	5,195,684	45,289,747	45,245,318
Certificates of deposit	—	—	9,948,000	9,948,000
Total	5,199,861	5,195,684	55,237,747	55,193,318
Long-term investments
U. S. agency securities	—	—	5,199,077	5,190,640
Financial liabilities:
Accounts payable	(19,532,531)	(19,532,531)	(8,955,884)	(8,955,884)
Note payable	—	—	(500,000)	(500,000)
Financed insurance payable	—	—	(127,048)	(127,048)
Note payable - Ramaco Coal, LLC	—	—	(10,629,275)	(10,629,275)

The Company invests in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. At December 31, 2017, one security had total unrealized losses of approximately $4 thousand. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

The Company used a market approach to determine the fair value of its fixed-rate debt using observable market data, which resulted in a Level 2 fair-value measurement.

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

NOTE 6—ASSET RETIREMENT OBLIGATIONS (ARO)

The Company estimates its ARO liabilities for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates were escalated for inflation at 2% per year and the estimated cash outflows were then discounted at 4% at December 31, 2017 and 2016. Amounts recorded related to asset retirement obligations are as follows:

	Year Ended December 31,
	2017	2016

Balance at beginning of year	$10,128,634	$2,095,073
Additional asset retirement obligations incurred	2,033,722	489,489
Asset retirement obligations assumed in Knox Creek acquisition	—	7,416,164
Accretion expense	405,106	229,304
Revisions to estimates	(220,670)	(101,396)
Balance at end of year	$12,346,792	$10,128,634

NOTE 7—SERIES A PREFERRED UNITS

On August 31, 2016, the Company issued $90 million of Series A preferred units for net proceeds of $83.7 million after deducting (i) direct and incremental expenses of $2.2 million, including financial advisory fees, closing costs, legal expenses, and other offering-related expenses and (ii) the exchange and offset of $4.0 million of principal and accrued but unpaid interest owed by the Company pursuant to outstanding promissory notes payable to one of its members.

Each Series A preferred unit was entitled to receive a cumulative cash distribution at an annual rate of 10.5%, compounded on the last day of each fiscal quarter, as well as tax distributions thereon. Distributions totaling $777 thousand were accrued during 2016 to the Series A preferred units’ redemption amount. Cash distributions totaling $3.9 million were accrued in 2016 and subsequently paid in 2017. Final cash distributions totaling $1.5 million were paid in 2017.

The Series A preferred units were presented in temporary or mezzanine equity on the consolidated balance sheets until their conversion and were being accreted up to the stated redemption value over a redemption period of three years.

In the Reorganization, all shares of the Company’s then-outstanding convertible Series A Preferred Stock automatically converted into an aggregate of 12,764,426 shares of our common stock.

NOTE 8—NOTES PAYABLE

Concurrent with issuance of the Series A preferred units, the Company issued a promissory note payable to Ramaco Coal, LLC totaling approximately $10.6 million to convert the balance remaining due to Ramaco Coal, LLC to a note payable. This note was repaid in February 2017 using proceeds from the Company’s IPO.

On December 30, 2016, the Company issued a promissory note payable to Mid-Vol Coal Sales, Inc. in the amount of $500,000 in connection with the purchase of a highwall miner. The note was repaid in full on February 22, 2017.

On June 9, 2016 and July 21, 2016, the Company entered into 6% notes payable with one of its members in the amounts of $2.8 million and $1.2 million, respectively. These notes, along with the accrued interest, were subsequently settled on August 31, 2016 upon issuance of Series A preferred units by the Company.

NOTE 9—EQUITY

At December 31, 2016, Ramaco Development, LLC had 8,000,000 common units and 4,538,836 preferred units issued and outstanding. On February 8, 2017, in connection with the Company’s IPO, a corporate reorganization was completed and each unit of Ramaco Development, LLC was converted into approximately 2.81 shares of common stock. As a result, the Company issued 35,262,576 shares of common stock. The Company issued an additional 3,800,000 shares of common stock in the IPO.

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

Equity-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At December 31, 2017, 6.4 million shares were available under the current plan for future awards.

Total compensation costs recognized for all equity-based compensation totaled $2.8 million and $298 thousand for 2017 and 2016, respectively.

Share Options – On August 31, 2016, Ramaco Development, LLC granted two executives an aggregate of 333,334 options for the purchase of common units at an exercise price of $15 per unit. The options have a ten-year term from the grant date. The options to purchase common units were converted into 937,424 options to purchase shares of the Company’s common stock for $5.34 each in the Reorganization. Vesting of these options was accelerated in our IPO pursuant to their terms. Equity-based compensation expense totaling $298 thousand was recognized in 2016 for these awards. The remaining $2.1 million of equity-based compensation expense associated with these awards was recognized during 2017.

The fair value of the options was estimated using a Black-Scholes option pricing model using the following key assumptions:

●	Expected term of 6 years. We used the “simplified method” for estimating the expected term of options, which is the average of the weighted-average vesting period and contractual term of the option.

●	Expected volatility of 51%. There was no public market for the Company’s common units before its IPO. Volatility was determined based on an analysis of a peer group of publicly-traded companies.

●

Risk-free interest rate of 1.32%. The risk-free interest rate was based on the yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

●	Dividend rate of 0%. The Company assumed the expected dividend to be zero.

●

Fair value of common units. Given the absence of a public trading market for its common units at the time, the Company exercised reasonable judgment and considered several objective and subjective factors to determine the best estimate of the fair value of its common units, including its stage of development; contemporaneous issuances of our equity; the rights, preferences and privileges of the convertible preferred units relative to those of the common units; the Company’s results of operations and financial condition, including levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions and the lack of marketability of the Company’s common units; and valuations based on sales of the Series A preferred units to unrelated parties.

The options remain outstanding and unexercised at December 31, 2017 and are in-the-money.

Restricted Shares—We grant restricted stock to certain senior executive employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. We recorded compensation expense related to these awards in 2017 of $675 thousand. As of December 31, 2017, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over two years.

The following table summarizes restricted awards outstanding as of December 31, 2017 as well as activity during the year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	—	$—
Granted	496,790	5.87
Vested	(25,773)	5.82
Forfeited	—	—
Outstanding at December 31, 2017	471,017	$5.87

The total fair value of awards vested during the year ended December 31, 2017 was $150 thousand.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $1.8 million, $127 thousand and $81 thousand for the years ended  December 31, 2017, 2016 and 2015, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal mined by the Company. Payments of minimum coal royalties and throughput payments for leases with Ramaco Coal, LLC commenced in 2017 pursuant to the terms of the agreements.

The Company also leases facilities under various noncancelable lease agreements. Rent expense for facilities totaled $363 thousand, $381 thousand and $71 thousand in 2017, 2016 and 2015, respectively.

Future minimum lease and royalty payments as of  December 31, 2017 are as follows:

		Coal Lease
		and
	Operating	Royalty
Year Ending December 31,	Leases	Obligations

2018	$158,618	$2,016,378
2019	117,148	3,656,564
2020	74,623	3,155,064
2021	60,448	3,115,064
2022	15,112	3,012,064
Thereafter	—	21,145,220

Total minimum payments	$425,949	$36,100,354

Environmental Liabilities

Environmental liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Generally, such recognition would coincide with a commitment to a formal plan of action. No amounts have been recognized for environmental liabilities.

Surety Bond

In accordance with state laws, the Company is required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at December 31, 2017 totaled approximately $12.5 million.

Purchase Commitments

We secured the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of  December 31, 2017, commitments under take-or-pay arrangements totaled $987 thousand, all of which is obligated within the next year.

Litigation

From time to time, the Company is subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NOTE 11—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that the Company controls were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. Payments of minimum coal royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Minimum royalties of $792 thousand were paid to Ramaco Coal, LLC in 2017.

Services Previously Provided by Ramaco Coal, LLC

Prior to August 2015, Ramaco Coal, LLC provided various administrative services to the Company, in many cases without a written agreement covering reimbursement. This arrangement ceased in August 2015 following our initial funding and entering into a separate agreement for administrative services discussed below. Costs related specifically to metallurgical coal mining activities were charged to the Company. Shared services included executive management, accounting, information services, engineering, and human resources. These shared costs were proportionally allocated to the Company based on the percentage of total development costs incurred for Ramaco Coal, LLC’s different mining development activities. During the historical periods prior to August 2015, the Company’s metallurgical mine development activities constituted approximately 66% of all mining activities conducted by Ramaco Coal, LLC. In the opinion of management, the methods for allocating these costs were reasonable, consistently applied and resulted in an appropriate allocation of costs incurred on the Company’s behalf. However, these allocations may not be indicative of the cost of future services.

Debt and Related Interest Expense

Ramaco Coal, LLC historically funded the operating activities of the Company for periods before August 2015. Funds advanced by Ramaco Coal, LLC for development of the Company were reflected in the consolidated balance sheets as a note payable. This note payable was subsequently paid in its entirety using proceeds from the Company’s IPO.

On-going Administrative Services

On August 20, 2015, the Company entered into a Services Agreement with Ramaco Coal, LLC for the use of office space, administrative services, office equipment and supplies for a semi-annual fee of $37,500. Payments under this agreement commenced in 2016 and totaled $93,750. Payments totaling $19 thousand were made under this agreement in 2017 before its termination.

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees.  Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party.  The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made under this agreement in 2017.

NOTE 12– INCOME TAXES

We did not have any provision for income taxes for the years ended December 31, 2017, 2016 and 2015.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015

Income taxes computed at the federal statutory rate	$(5,241,627)	$(2,555,151)	$(793,904)
Effect of:
(Income) loss taxed as partnership	(552,081)	2,555,151	793,904
State taxes, net of federal benefits	(610,495)	—	—
Change in valuation allowance	4,464,141	—	—
Change in enacted tax rates	2,119,340	—	—
Change in tax status	(205,453)	—	—
Other, net	26,175	—	—
Total	$—	$—	$—

Deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016

Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$13,499,628	$—
Asset retirement obligations	3,178,064	—
Equity-based compensation	802,843	—
Total deferred tax assets	17,480,535	—
Less valuation allowance	(4,464,141)	—
Deferred tax assets, net	13,016,394	—

Deferred tax liabilities:
Property, plant & equipment	(13,016,394)	—
Net deferred tax assets, net of valuation allowance	$—	$—

As of December 31, 2017, our federal and state net operating loss carryforwards for income tax purposes were approximately $52.4 million and $42.0 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire in 2037. A valuation allowance has been recorded against our deferred tax assets given our limited operating history.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21%, allowing full expensing of qualified property acquired and placed in service after September 27, 2017 and imposing new limits on the deduction of net operating losses, executive compensation and net interest expense. There was no impact of the Act on our 2017 financial statements as the revaluation of our deferred tax assets and liabilities of $2.1 million was offset by the valuation allowance.

NOTE 13– EARNINGS (LOSS) PER SHARE

The following table is a calculation of the pro forma net loss per basic and diluted share for the year ended December 31, 2017:

Net loss	$(15,416,549)
Add: Interest expense on note payable to Ramaco Coal, LLC (1)	21,855
Basic net loss attributable to common shareholders	(15,394,694)
Effect of dilutive securities (2)	—
Diluted net loss attributable to common shareholders	$(15,394,694)

Weighted average shares outstanding (basic and fully diluted)	37,578,318
Pro forma basic and diluted loss per share (3)	$(0.41)

(1) Adjustment has been made to the loss to add back interest expense associated with the note payable to Ramaco Coal, LLC which was repaid in full using proceeds from the IPO.

(2) Excludes 937,424 shares issuable upon the exercise of outstanding options held by certain of our executive management because their effect would be antidilutive.

(3) For the 2016 and 2015 comparable periods, the calculation is not applicable as the Company was not a public company until February 8, 2017.

 NOTE 14– SUBSEQUENT EVENTS

In February 2018, we borrowed $6 million under a six-month credit facility in order to manage accounts receivable. The credit facility is secured by a portion of our mobile mining equipment. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. Principal and interest are due on August 31, 2018 but may be prepaid without penalty at any time.

* * * * *

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data derived from the Company’s unaudited interim financial statements. The following data is only a summary and should be read with the Company’s historical consolidated financial statements and related notes contained in this document.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues	$11,538,272	$11,073,502	$14,404,979	$24,019,051
Operating loss	(3,183,707)	(3,709,594)	(6,342,528)	(2,657,037)
Net loss	(3,093,143)	(3,487,971)	(6,235,543)	(2,599,892)
Net loss per share:(1)
Basic	$(0.10)	$(0.09)	$(0.16)	$(0.07)
Diluted	$(0.10)	$(0.09)	$(0.16)	$(0.07)

2016
Total revenues	$-	$-	$1,465,121	$3,750,538
Operating loss	(3,833,323)	(603,330)	(1,483,406)	(1,609,725)
Net loss	(3,834,565)	(612,799)	(1,532,698)	(1,535,087)
Net loss per share:(2)
Basic	—	—	—	—
Diluted	—	—	—	—

(1)	The sum of quarterly per share amounts may not equal amounts reported for year-to-date periods due to the effects of rounding.
(2)	For all quarters in 2016, this presentation is not applicable as the Company was not a public company until February 8, 2017.

* * * * *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of December 31, 2017. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

 The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

(1)            Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

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

March 21, 2018	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 21, 2018	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman and Director

March 21, 2018	By:	/s/ Michael Bauersachs
Michael Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

March 21, 2018	By:	/s/ Marc Solochek
Marc Solochek
Chief Financial Officer
(Principal Financial Officer)

March 21, 2018	By:	/s/ Michael Windisch
Michael Windisch
Chief Accounting Officer
(Principal Accounting Officer)

March 21, 2018	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

March 21, 2018	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

March 21, 2018	By:	/s/ W. Howard Keenan, Jr.
W. Howard Keenan, Jr.
Director

March 21, 2018	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

March 21, 2018	By:	/s/ Tyler Reeder
Tyler Reeder
Director

March 21, 2018	By:	/s/ Trent Kososki
Trent Kososki
Director

March 21, 2018	By:	/s/ Bruce E. Cryder
Bruce E. Cryder
Director

Index to Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 7, 2017)

3.1

Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

4.2

Registration Rights Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

4.3

Shareholders’ Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc., Yorktown Energy Partners IX, L.P., Yorktown Energy Partners X, L.P., Yorktown Energy Partners XI, L.P., Energy Capital Partners Mezzanine Opportunities Fund, LP, Energy Capital Partners Mezzanine Opportunities Fund A, LP, and ECP Mezzanine B (Ramaco IP), LP. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.1

Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-215913) filed with the Commission on February 6, 2017)

10.2

Berwind Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.3

Elk Creek Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.4

Indemnification Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.5

RAM Mine Mutual Cooperation Agreement, dated August 20, 2015, by and between RAM Mining, LLC and Ramaco Northern Appalachia, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.6

Promissory Note, dated August 31, 2016, by and between Ramaco Development, LLC, as maker, and Ramaco Coal, LLC, as noteholder (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

Exhibit Number	Description

10.7

Corporate Guaranty, dated August 20, 2015, by and between Ramaco Coal, LLC, as guarantor, and RAMACO Development, LLC as oblige (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.8

Corporate Guaranty, dated August 20, 2015, by and between RAMACO Development, LLC, as guarantor, and Ramaco Coal, LLC, as oblige (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.9

Berwind Sublease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.10

First Amendment to Berwind Lease Agreement and Sublease, dated February 2016, by and among Berwind Land Company, Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.11

Second Amendment to Berwind Sublease, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.12

Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.13

Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.14

Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.15

Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.16

Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.17

Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.18

Amendment No. 2 to Elk Creek Surface Rights Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

Exhibit Number	Description

10.19

Amendment No. 3 to Elk Creek Surface Rights Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.20

Mutual Services Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.21

Amendment No. 1 to Mutual Services Agreement, dated December 31, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.22

Amendment No. 2 to Mutual Services Agreement, dated September 1, 2016, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

*10.23	Mutual Services Agreement, dated December 22, 2015, by and between Ramaco Development, LLC and Ramaco Coal, LLC

10.24

NRP Sublease Agreement, dated August 19, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.25

Amendment No. 1 to NRP Sublease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.26

Amended and Restated Lease Agreement, dated August 20, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC, RAM Mining, LLC and RAMACO Mining, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.27

Amendment No. 1 to Amended and Restated Lease Agreement, dated December 31, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.28

Amendment No. 2 to Amended and Restated Lease Agreement, dated March 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.29

Amendment No. 3 to Amended and Restated Lease Agreement, dated August 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.30

Ramaco Development, LLC 2016 Membership Unit Option Plan (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

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

†10.33	Indemnification Agreement (Randall Atkins) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.34

Indemnification Agreement (Michael Bauersachs) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.35	Indemnification Agreement (Mark Clemens) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

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

†10.38	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.39

Indemnification Agreement (Bryan H. Lawrence) (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.40	Indemnification Agreement (Tyler Reeder) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.41	Indemnification Agreement (Marc Solochek) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.42

Indemnification Agreement (Richard M. Whiting) (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.43

Indemnification Agreement (Michael Windisch) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.44	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 5, 2017)

†10.45	Indemnification Agreement (Bruce E. Cryder) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 5, 2017)

†10.46

Indemnification Agreement (Christopher L. Blanchard) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 29, 2017)

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Briggs & Veselka Co.

*23.2	Consent of Weir International, Inc.

Exhibit Number	Description

*23.3	Consent of True Line, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Mine Safety Disclosure

*101	Interactive Data File (Form 10-K for the year ended December 31, 2017 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Exhibit filed herewith.

†	Management contract or compensatory plan or agreement.