Form 10-Q
period 2018-03-31
Ramaco Resources, Inc.
filed 2018-05-15
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 15, 2018, the registrant had 40,082,467 shares of common stock outstanding.

i

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Ramaco Resources, Inc.

Unaudited Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,323,571	$5,934,043
Short-term investments	—	5,199,861
Accounts receivable	23,496,089	7,165,487
Inventories	10,131,419	10,057,787
Prepaid expenses	3,356,956	1,104,437
Total current assets	44,308,035	29,461,615

Property, plant and equipment, net	125,825,988	115,450,841

Advanced coal royalties	2,719,315	2,867,369
Other assets	422,137	318,206
Total Assets	$173,275,475	$148,098,031

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$28,327,276	$19,532,531
Accrued expenses	6,107,123	2,821,422
Asset retirement obligations	291,806	70,616
Note payable, net	5,790,935	—
Other	568,631	—
Total current liabilities	41,085,771	22,424,569
Deferred tax liability	708,465
Asset retirement obligations	12,266,871	12,276,176
Total liabilities	54,061,107	34,700,745

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,082,467 and 39,559,366 shares issued and outstanding, respectively	400,825	395,594
Additional paid-in capital	148,838,837	148,293,263
Accumulated deficit	(30,025,294)	(35,291,571)
Total stockholders' equity	119,214,368	113,397,286
Total Liabilities and Stockholders' Equity	$173,275,475	$148,098,031

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2018	2017

Revenues	$55,943,148	$11,538,272

Cost and expenses
Cost of sales (exclusive of items shown separately below)	44,330,847	10,845,912
Other operating costs and expenses	—	17,300
Asset retirement obligation accretion	123,468	101,277
Depreciation and amortization	2,437,500	156,127
Selling, general and administrative	3,431,144	3,601,363
Total cost and expenses	50,322,959	14,721,979

Operating income (loss)	5,620,189	(3,183,707)

Interest and dividend income	1,237	116,429
Other income (expense)	489,317	(3,257)
Interest expense	(101,159)	(22,608)

Income (loss) before taxes	6,009,584	(3,093,143)

Income tax expense	743,307	—

Net income (loss)	$5,266,277	$(3,093,143)

Basic and diluted earnings (loss) per share
Basic	$0.13	$(0.10)
Diluted	$0.13	$(0.10)

Weighted average common shares outstanding
Basic	39,905,327	32,068,708
Diluted	40,141,652	32,068,708

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$5,266,277	$(3,093,143)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	123,468	101,277
Depreciation and amortization	2,437,500	156,127
Amortization of debt issuance costs	48,375	—
Equity-based compensation	550,805	2,145,333
Deferred income tax expense	708,465	—
Changes in operating assets and liabilities:
Accounts receivable	(16,330,602)	(659,458)
Prepaid expenses	(1,463,598)	(686,905)
Inventories	(73,632)	(651,669)
Other assets	44,123	7,641
Accounts payable	8,561,670	(4,632,988)
Accrued expenses	3,563,510	1,119,581
Net cash from operating activities	3,436,361	(6,194,204)

Cash flow from investing activities:
Purchases of property, plant and equipment	(12,768,964)	(11,447,432)
Purchase of investment securities	—	(14,913,824)
Proceeds from maturities of investment securities	5,199,861	10,499,000
Net cash from investing activities	(7,569,103)	(15,862,256)

Cash flows from financing activities
Proceeds from issuance of common stock	—	47,709,000
Payments of equity offering costs	—	(1,755,685)
Repayments to Ramaco Coal, LLC	—	(10,629,275)
Repayments of financed insurance payable	(220,290)	(91,224)
Proceeds from notes payable, net	6,000,000	—
Payment of debt issuance costs	(257,440)	—
Payment of note payable	—	(500,000)
Payment of distributions	—	(3,905,224)
Net cash from financing activities	5,522,270	30,827,592

Net change in cash and cash equivalents	1,389,528	8,771,132
Cash and cash equivalents, beginning of period	5,934,043	5,196,914

Cash and cash equivalents, end of period	$7,323,571	$13,968,046

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Consolidated Statements of Cash Flows (continued)

	Three months ended March 31,
	2018	2017

Supplemental cash flow information:
Cash paid for interest	$56,881	$81,091
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	3,171,833	5,794,278
Financed insurance	788,921	—
Additional asset retirement obligations acquired or incurred	88,417	193,216
Accretion – Series A preferred units	—	123,825

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

Ramaco Resources, Inc.

Notes to Interim Unaudited Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. Through our wholly-owned subsidiary, Ramaco Development, LLC, we are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

Pursuant to the terms of a corporate reorganization (Reorganization) that was completed in connection with the closing of our initial public offering (“IPO”) on February 8, 2017, all the interests in Ramaco Development, LLC were exchanged for our newly issued common shares and as a result, Ramaco Development, LLC became our wholly-owned subsidiary. The terms “the Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for periods since our Reorganization on February 8, 2017, refer to Ramaco Resources, Inc. and its subsidiaries, and for historical periods prior to our Reorganization refer to Ramaco Development LLC and its subsidiaries. Intercompany balances and transactions between consolidated entities are eliminated.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Certain reclassifications have been made to the prior period’s consolidated financial statements and related footnotes to conform them to the current period presentation.

Revenue Recognition—Our primary source of revenue is from the sale of coal through contracts with steel producers usually having durations of less than one year. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. Before adoption of the new standard, revenue was recognized when risk of loss passed to our customer. The timing of revenue recognition for our coal sales remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues.

For periods subsequent to January 1, 2018, revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied. This occurs when control of the coal is transferred to our customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. Control is transferred for export coal shipments to customers via ocean vessel when the vessel is loaded at the port.

Our coal sales generally include up to 90-day payment terms following the transfer of control of the goods to our customer. We do not include extended payment terms in our contracts. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or qualities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are small. We recognize price adjustments in the period the adjustment is identified.

Earnings per Share—Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock option awards as determined under the treasury stock method. In periods when we have a net loss, stock option awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, investments, accounts payable and notes payable. The fair values of these instruments approximate their carrying amounts at each reporting date.

We invested excess cash amounts before its planned expenditure for capital projects in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities.  The difference between the carrying amount and fair value of these securities was not material.

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

Concentrations—During the quarter ended March 31, 2018, sales to three customers accounted for approximately 47% of total revenue. The total balance due from these customers at March 31, 2018 was approximately 62% of total accounts receivable. During the quarter ended March 31, 2017, sales to five customers accounted for all revenue and accounts receivable.

Recent Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. We are currently assessing the impact this accounting standard will have on our financial statements and related disclosures.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	March 31, 2018	December 31, 2017

Plant and equipment at cost	$91,410,823	$80,454,977
Construction in process	7,625,754	7,625,855
Capitalized mine development cost	32,632,668	30,775,765
Less accumulated depreciation and amortization	(5,843,257)	(3,405,756)
Total property, plant and equipment, net	$125,825,988	$115,450,841

In the quarter ended March 31, 2018, depreciation expense related to our plant and equipment totaled $2.0 million and amortization of our capitalized development expenses totaled $391 thousand. Depreciation expense related to our plant and equipment totaled $128 thousand and amortization of our capitalized development expenses totaled $28 thousand for the quarter ended March 31, 2017. Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $6.0 million as of March 31, 2018 and $8.7 million as of December 31, 2017.

NOTE 4—DEBT

In February 2018, we borrowed $6 million under a six-month credit facility in order to manage accounts receivable. The credit facility is secured by a portion of our mobile mining equipment. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. Principal and interest are due on August 31, 2018 but may be prepaid without penalty at any time.

Issuance costs incurred with this debt financing totaled $257 thousand and are deferred and amortized over the term of the debt using the interest method. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability.

NOTE 5—EQUITY

As of March 31, 2018, we had 40,082,467 shares of common stock outstanding.

Equity-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At March 31, 2018, 5.9 million shares were available under the current plan for future awards.

Total compensation costs recognized for all equity-based compensation was $551 thousand and $2.1 million for the quarters ended March 31, 2018 and 2017, respectively.

Share Options – A total of 937,424 options for the purchase shares of the Company’s common stock at $5.34 each were granted to two executives on August 31, 2016. Equity-based compensation expense totaling $2.1 million was recognized during the quarter ended March 31, 2017 for the accelerated vesting of these options in our IPO. The options have a ten-year term from the grant date. The options remain outstanding and unexercised at March 31, 2018 and are in-the-money.

Restricted Shares—We grant restricted stock to certain senior executive employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $551 thousand for the first quarter of 2018. There was no expense for restricted share awards for the first quarter of 2017. As of March 31, 2018, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over 2.2 years.

The following table summarizes restricted awards outstanding as of March 31, 2018 as well as activity during the period:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	471,017	$5.87
Granted	528,683	8.03
Vested	—	—
Forfeited	(5,582)	6.27
Outstanding at March 31, 2018	994,118	$7.19

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bond

As of March 31, 2018, our asset retirement obligations totaled $12.7 million and had total corresponding reclamation bonding requirements of $12.5 million, which were supported by surety bonds.

Purchase Commitments

We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March 31, 2018, commitments under take-or-pay arrangements totaled $184 thousand, all of which was satisfied within the next month.

Litigation

From time to time, the Company is subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NOTE 7—REVENUES

Our revenues are derived from contracts for the sale of coal which is recognized at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and typically the pricing is fixed; whereas export sales are derived by spot or term contracts with indexed based pricing mechanisms. Disaggregated information about our revenues is presented below:

	Three months ended March 31,
	2018	2017
Coal Sales
Domestic revenues	$23,610,038	$3,744,413
Export revenues	32,333,110	6,107,565
Total coal sales	55,943,148	9,851,978
Coal Processing	—	1,686,294

Total revenues	$55,943,148	$11,538,272

As of March 31, 2018, the Company has outstanding performance obligations for the remainder of 2018 of 1.2 million tons for contracts having fixed pricing and 400 thousand tons for contracts with indexed based pricing mechanisms. Additionally, the Company has outstanding performance obligations beyond 2018 of approximately 100 thousand tons for contracts with indexed based pricing mechanisms.

NOTE 8—INCOME TAXES

We estimate our annual effective income tax rate in recording the quarterly provision for income taxes. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur.

For the three months ended March 31, 2018, we recognized income tax expense of $743 thousand. Our estimated full year effective tax rate for 2018 is comprised of the expected statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Cash taxes payable for 2018 are expected to be less than $400 thousand.

We did not recognize any income tax expense or benefit for the three months ended March 31, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

There were no uncertain tax positions as of March 31, 2018.

NOTE 9—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. Payments of minimum coal royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Under these agreements, minimum royalties are paid in arrears each month to the extent that the earned production royalties for such month are less than the required minimums. In the first quarter of 2018, production royalties of $1.3 million were paid or accrued. Royalties of $169 thousand were paid in the three months ended March 31, 2017.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees.  Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party.  The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made under this agreement in 2017 or the first quarter of 2018.

* * * * *

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

Overview

Our revenue producing activities consist principally of the sale of coal we produce and coal we purchase from third parties for our own account. We began commercial production of coal in January 2017. Starting as new mine projects, we developed and opened four mines during 2017 at our Elk Creek mining complex and completed construction of the preparation plant and rail loadout facility. We also began development mining in late 2017 at our Berwind property.

Results for our first quarter of 2018 reflect the continued increase in production and sales volumes. During the first quarter of 2018, we sold 522 thousand tons of metallurgical coal, including 119 thousand tons of purchased low volatile metallurgical coal. Of this, 58% was sold in domestic markets and 42% was sold in export markets, principally to Europe.

Our price realizations were significantly higher in the first quarter of 2018 as compared with the fourth quarter of 2017. These higher realizations were partially offset by a higher-than-expected cash cost per ton sold during the first quarter of 2018. Higher cash cost per ton sold was primarily driven by higher surface mining costs caused by unexpected geological challenges. Costs during this period were negatively impacted by winter weather at our mines as well. We faced port issues and rail transportation delays, particularly for export sales. Higher demurrage penalties were incurred as a result of these delays.

Metallurgical coal markets and pricing remained strong in the first quarter of 2018. Supply constraints in Australia served to strengthen demand for U.S. exports of metallurgical coal. Exports by U.S. producers, while significantly higher, were hindered by East Coast port and rail traffic delays caused by higher volumes and weather-related issues.

In March 2018, President Trump signed proclamations imposing a 25% tariff on imports of steel mill products and aluminum. Generally, some increase in domestic demand for metallurgical coal is expected as a result of the proclamations. Our export customers include foreign steel producers who may be negatively affected by the tariffs to the extent their production is imported into the U.S. At this time it is too early to know the impact these tariffs will have on longer-term demand or pricing, if any.

Our capital expenditures totaled approximately $12.8 million during the first quarter of 2018. We expect to incur $29 million to $34 million of capital expenditures for 2018. Newly approved capital projects include paving the main Elk Creek haulroad which will reduce costs and increase trucking reliability, especially during winter weather.

Results of Operations

	Three months ended March 31,
	2018	2017
Consolidated statement of operations data:
Revenues	$55,943,148	$11,538,272
Cost and expenses
Cost of sales (exclusive of items shown separately below)	44,330,847	10,845,912
Other operating costs and expenses	—	17,300
Asset retirement obligation accretion	123,468	101,277
Depreciation and amortization	2,437,500	156,127
Selling, general and administrative	3,431,144	3,601,363
Total cost and expenses	50,322,959	14,721,979

Operating income (loss)	5,620,189	(3,183,707)

Interest and dividend income	1,237	116,429
Other income (expense)	489,317	(3,257)
Interest expense	(101,159)	(22,608)
Income (loss) before taxes	6,009,584	(3,093,143)

Income tax expense	743,307	—

Net income (loss)	$5,266,277	$(3,093,143)

Adjusted EBITDA	$9,221,279	$(784,227)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Three months ended March 31,
	2018	2017	(Decrease) / Increase
Company Produced	(tons in thousands)
Coal sales revenue	$36,852,932	$3,744,413	$33,108,519
Tons sold	403	53	350
Purchased from Third Parties
Coal sales revenue	$19,090,216	$6,107,565	$12,982,651
Tons sold	119	35	84

Coal sales in the first quarter of 2018 were approximately $33.1 million higher than in the first quarter of 2017 due to substantially higher volumes sold and higher realized prices. In the quarter ended March 31, 2017, we also recognized $1.7 million of revenue for the processing of coal for third parties. We ceased processing third-party coal in April 2017 and have no current plans to begin those operations again.

Cost of sales. Our cost of sales totaled $44.3 million for the first quarter of 2018 as compared with $10.8 million for the same period in 2017. Cost of sales for the first quarter of 2017 includes $1.0 million of costs associated with the processing of coal for third parties.

The total cash cost per ton sold (FOB mine) for the first quarter of 2018 was approximately $65 for our own produced coal and approximately $89 for coal we purchased from third parties. Sequentially, cash costs of approximately $65 per ton for our produced coal was up from approximately $58 in the fourth quarter of 2017 due in part to unexpected geological challenges with our surface mine and weather-related impacts restricting on-site transportation. These issues resulted in lower than anticipated surface mining production volumes, as well as reduced washed and shipped tons during the first quarter of 2018.

Our cost of sales in the three months ended March 31, 2017 reflect the costs incurred at our first operating mine, the Alma Mine, which began commercial mining activities in that period.

Other operating costs and expenses. This includes costs and expenses which are not directly related to a specific mining operation. It typically includes general land management costs and some permit and license fees.

Asset retirement obligation accretion. Asset retirement obligation accretion in the three months ended March 31, 2018 was $123 thousand as compared with $101 thousand for the same period of 2017. Our operations have increased significantly over the past year as several mines and our Elk Creek preparation plant were developed and became operational.

Depreciation and amortization. Our depreciation and amortization costs for the first quarter of 2018 was $2.4 million as compared with $156 thousand for the first quarter of 2017. Increased depreciation and amortization costs result from our significantly expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $3.4 million for the quarter ended March 31, 2018 as compared with $3.6 million for the same period in 2017. The total for the first quarter of 2017 includes $2.1 million of equity-based compensation expense for the accelerated vesting of stock options which became fully vested upon our initial public offering. Equity-based compensation expense for the 2018 period totaled $551 thousand.

The remaining increase reflected the growth of our organization as we began producing and selling coal and fulfilling our responsibilities as a publicly-traded company.

Income tax expense. For the three months ended March 31, 2018, we recognized income tax expense of $743 thousand. Our estimated full year effective tax rate for 2018 is comprised of the expected statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Cash taxes paid for 2018 are expected to be less than $400 thousand. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes.

We did not recognize any income tax expense or benefit for the three months ended March 31, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

Net income (loss) & Adjusted EBITDA. For the three months ended March 31, 2018, we reported net income of $5.3 million as compared with a net loss of $3.1 million for the same period of 2017. Adjusted EBITDA was $9.2 million for the first quarter of 2018 as compared to an adjusted EBITDA loss of $784 thousand for the same period in 2017.

Non-GAAP Financial Measures

Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) plus net interest expense, equity-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of income (loss) from continuing operations, net of income taxes, to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. The table below shows how we calculate Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$5,266,277	$(3,093,143)
Add (Subtract):
Depreciation and amortization	2,437,500	156,127
Interest and dividend income, net	99,922	(93,821)
Income taxes	743,307	—
EBITDA	8,547,006	(3,030,837)
Add:
Equity-based compensation	550,805	2,145,333
Accretion of asset retirement obligation	123,468	101,277
Adjusted EBITDA	$9,221,279	$(784,227)

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Three Months Ended March 31,
	2018	2017
Consolidated statement of cash flow data:
Cash flows from operating activities	$3,436,361	$(6,194,204)
Cash flows from investing activities	(7,569,103)	(15,862,256)
Cash flows from financing activities	5,522,270	30,827,592
Net change in cash and cash equivalents	$1,389,528	$8,771,132

Cash flows from operating activities in the three months ended March 31, 2018 increased from the three months ended March 31, 2017 principally due to increases in our earnings. Significantly increased operations in the first quarter of 2018 required a greater investment in working capital.

Net cash used in investing activities was $7.6 million for the three months ended March 31, 2018 as compared with $15.9 million for the same period of 2017. Our capital expenditures totaled $12.8 million and $11.4 million in the 2018 and 2017 periods, respectively. We received proceeds of $5.2 million from maturing investments during the 2018 period.

Cash flows from financing activities were $5.5 million for the three months ended March 31, 2018 as compared with $30.8 million for the same period of 2017 and principally resulted from proceeds from debt and equity issuances.

Indebtedness

In February 2018, we borrowed $6 million under a six-month credit facility in order to manage accounts receivable. The credit facility is secured by a portion of our mobile mining equipment. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. Principal and interest are due on August 31, 2018 but may be prepaid without penalty at any time. We anticipate securing another credit facility before the maturity of our present facility.

Liquidity

As of March 31, 2018, our available cash was $7.3 million. We expect to fund our capital and liquidity requirements with investments and cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Timely delivery of our product by rail and other transportation carriers;
●	Timely payment of accounts receivable by our customers;
●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. We expect that we will be required to spend another $72 million through 2022 to fully develop our current projects.

Management believes that current cash and investments on hand, along with cash flow from operations, will be sufficient to meet its capital expenditure and operating plans through 2020. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and potential future issuances of debt or equity securities.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in operations, we are exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding our exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.

Commodity Price Risk

Our primary product is metallurgical coal. Our coal is sold under short-term fixed price contracts, term transactions utilizing index pricing or on a spot basis. As such, we are exposed to changes in the international price of metallurgical coal. We attempt to manage this risk by keeping tight control over our mining costs.

Interest Rate Risk

As we have limited debt, we are not generally exposed to interest rate risk. Should we incur debt in the future or increase our cash position, the general level of interest rates will begin to take on greater importance. At that time, we will manage our exposure through a variety of financial tools designed to minimize exposure to interest rate fluctuations.

Foreign Exchange Rate Risk

Our export sales of coal are typically denominated in U.S. dollars. As a result, we do not have direct exposure to currency valuation exchange rate fluctuations. However, because our coal is sold internationally, to the extent that the U.S. dollar strengthens against the foreign currency of a customer or potential customer, we may find our coal at a price disadvantage as compared with other non-U.S. suppliers. This could lead to our receiving lower prices or being unable to compete for that specific customer’s business. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

During the first quarter of 2018, we completed the implementation of an enterprise financial accounting and reporting software system. Transitioning to this new platform offers many benefits which we believe will position us well for our long-term growth through improved functionality to numerous business processes. The implementation involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls during the implementation process. We believe that the controls as modified are appropriate and functioning effectively. There were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report.

Item 4.	Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 6.	Exhibits

The exhibits required to be filed by Item 6 are set forth in the Exhibit Index accompanying this Quarterly Report.

Index to Exhibits

Exhibit Number		Description

	*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*95.1	Mine Safety Disclosure

	*101.INS	XBRL Instance Document

	*101.SCH	XBRL Taxonomy Extension Schema Document

	*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

	*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit filed herewith.
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

RAMACO RESOURCES, INC.

May 15, 2018	By:	/s/ Michael Bauersachs
Michael Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

May 15, 2018	By:	/s/ Marc R. Solochek
Marc R. Solochek
Chief Financial Officer
(Principal Financial Officer)