Form 10-Q
period 2018-06-30
Ramaco Resources, Inc.
filed 2018-08-06
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of August 3, 2018, the registrant had 40,082,467 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$5,911,310	$5,934,043
Short-term investments	—	5,199,861
Accounts receivable	28,265,692	7,165,487
Inventories	11,294,596	10,057,787
Prepaid expenses	2,870,297	1,104,437
Total current assets	48,341,895	29,461,615

Property, plant and equipment, net	136,574,558	115,450,841

Advanced coal royalties	2,785,748	2,867,369
Other assets	524,648	318,206
Total Assets	$188,226,849	$148,098,031

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$20,062,221	$19,532,531
Accrued expenses	8,824,787	2,821,422
Asset retirement obligations	512,997	70,616
Notes payable, net	14,758,593	—
Other	361,918	—
Total current liabilities	44,520,516	22,424,569
Deferred tax liability	1,385,717	—
Asset retirement obligations	12,208,126	12,276,176
Total liabilities	58,114,359	34,700,745

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,082,467 and 39,559,366 shares issued and outstanding, respectively	400,825	395,594
Additional paid-in capital	149,533,523	148,293,263
Accumulated deficit	(19,821,858)	(35,291,571)
Total stockholders' equity	130,112,490	113,397,286
Total Liabilities and Stockholders' Equity	$188,226,849	$148,098,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues	$65,278,057	$11,073,502	$121,221,205	$22,611,774

Cost and expenses
Cost of sales (exclusive of items shown separately below)	47,860,149	11,774,961	92,190,994	22,620,873
Other operating costs and expenses	—	96,690	—	113,990
Asset retirement obligation accretion	123,467	101,276	246,935	202,553
Depreciation and amortization	2,955,382	310,889	5,392,882	467,016
Selling, general and administrative	3,692,254	2,499,280	7,123,398	6,100,643
Total cost and expenses	54,631,252	14,783,096	104,954,209	29,505,075

Operating income (loss)	10,646,805	(3,709,594)	16,266,996	(6,893,301)

Interest and dividend income	1,998	100,343	3,234	216,772
Other income	512,693	121,492	1,002,008	118,235
Interest expense	(315,761)	(212)	(416,919)	(22,820)

Income (loss) before taxes	10,845,735	(3,487,971)	16,855,319	(6,581,114)

Income tax expense	642,299	—	1,385,606	—

Net income (loss)	$10,203,436	$(3,487,971)	$15,469,713	$(6,581,114)

Basic and diluted earnings (loss) per share
Basic	$0.25	$(0.09)	$0.39	$(0.18)
Diluted	$0.25	$(0.09)	$0.38	$(0.18)

Weighted average common shares outstanding
Basic	40,082,467	39,072,394	39,994,386	35,592,366
Diluted	40,339,749	39,072,394	40,241,917	35,592,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$15,469,713	$(6,581,114)
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of asset retirement obligations	246,935	202,553
Depreciation and amortization	5,392,882	467,016
Amortization of debt issuance costs	187,133	—
Stock-based compensation	1,245,491	2,145,333
Deferred income tax expense	1,385,717	—
Changes in operating assets and liabilities
Accounts receivable	(21,100,205)	(955,189)
Prepaid expenses	(976,939)	(378,068)
Inventories	(1,236,809)	(896,394)
Advanced coal royalties	81,621	(732,748)
Other assets and liabilities	(206,442)	(170,396)
Accounts payable	1,340,412	7,198,796
Accrued expenses	6,281,174	(789,288)
Net cash from operating activities	8,110,683	(489,499)

Cash flow from investing activities
Purchases of property, plant and equipment	(27,477,734)	(41,735,270)
Purchase of investment securities	—	(14,913,824)
Proceeds from maturities of investment securities	5,199,861	25,507,767
Net cash from investing activities	(22,277,873)	(31,141,327)

Cash flows from financing activities
Proceeds from issuance of common stock	—	47,709,000
Payments of equity offering costs	—	(1,755,687)
Repayments to Ramaco Coal, LLC	—	(10,629,275)
Repayments of financed insurance payable	(427,003)	(127,048)
Proceeds from notes payable	13,000,000	—
Proceeds from notes payable to related party	3,000,000	—
Payment of debt issuance costs	(428,540)	—
Repayment of note payable	(1,000,000)	(500,000)
Payment of distributions	—	(5,405,064)
Net cash from financing activities	14,144,457	29,291,926

Net change in cash and cash equivalents	(22,733)	(2,338,900)
Cash and cash equivalents, beginning of period	5,934,043	5,196,914

Cash and cash equivalents, end of period	$5,911,310	$2,858,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Six months ended June 30,
	2018	2017

Supplemental cash flow information
Cash paid for interest	$339,631	$81,303
Cash paid for taxes	—	—
Non-cash investing and financing activities
Capital expenditures included in accounts payable and accrued expenses	(1,088,531)	6,604,365
Financed insurance	788,921	—
Additional asset retirement obligations acquired or incurred	127,396	478,921
Accretion – Series A preferred units	—	123,825

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

Pursuant to the terms of a corporate reorganization (“Reorganization”) that was completed in connection with the closing of our initial public offering (“IPO”) on February 8, 2017, all the interests in Ramaco Development, LLC were exchanged for our newly issued common shares and as a result, Ramaco Development, LLC became our wholly-owned subsidiary. The terms “the Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for periods since our Reorganization, refer to Ramaco Resources, Inc. and its subsidiaries, and for historical periods prior to our Reorganization refer to Ramaco Development LLC and its subsidiaries. Intercompany balances and transactions between consolidated entities are eliminated.

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

For periods subsequent to January 1, 2018, revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied. This occurs when control of the coal is transferred to our customers. For coal shipments to domestic customers via rail, control is generally transferred when the railcar is loaded. Control is transferred for export coal shipments to customers via ocean vessel when the vessel is loaded at the port.

Our coal sales generally include up to 90-day payment terms following the transfer of control of the goods to our customer. In the case of some of our foreign customers, our contracts also require that letters of credit are posted to secure payment of any outstanding receivable to the Company. We do not include extended payment terms in our contracts. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or qualities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are small.

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

We invested excess cash amounts before its planned expenditure for capital projects in highly-rated securities with the primary objective of achieving competitive low risk interest rate return, while minimizing the potential risk of principal loss. Fair values were determined for each individual security based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities.  The difference between the carrying amount and fair value of these securities was not material.

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

Concentrations—During the three and six months ended June 30, 2018, sales to six customers accounted for approximately 79% and 75% of total revenue, respectively. The total balance due from these customers at June 30, 2018 was approximately 71% of total accounts receivable. During the three months ended June 30, 2017, sales to five customers accounted for approximately 87% of total revenue. During the six months ended June 30, 2017, sales to four customers accounted for approximately 73% of total revenue.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	June 30, 2018	December 31, 2017

Plant and equipment at cost	$97,470,650	$80,454,977
Construction in process	12,032,525	7,625,855
Capitalized mine development cost	35,870,022	30,775,765
Less accumulated depreciation and amortization	(8,798,639)	(3,405,756)
Total property, plant and equipment, net	$136,574,558	$115,450,841

During the three months ended June 30, 2018, depreciation expense related to our plant and equipment totaled $2.3 million and amortization of our capitalized development expenses totaled $0.6 million. During the three months ended June 30, 2017, depreciation expense related to our plant and equipment totaled $0.2 million and amortization of our capitalized development expenses totaled $0.1 million.

During the six months ended June 30, 2018, depreciation expense related to our plant and equipment totaled $4.4 million and amortization of our capitalized development expenses totaled $1.0 million. During the six months ended June 30, 2017, depreciation expense related to our plant and equipment totaled $0.4 million and amortization of our capitalized development expenses totaled $0.1 million.

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $6.1 million as of June 30, 2018 and $8.7 million as of December 31, 2017.

NOTE 4—DEBT

In February 2018, we borrowed $6.0 million under a six-month note from an unrelated third-party lender in order to manage accounts receivable. The note is secured by a portion of our mobile mining equipment (the “Equipment Note”). Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The Equipment Note originally had a maturity date of August 31, 2018. During July 2018, the Company secured a four-month extension of the Equipment Note. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. Issuance costs incurred with the Equipment Note totaled $0.3 million and are deferred and amortized over the term of the debt using the interest method. Debt issuance costs are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the liability. During the six months ended June 30, 2018, we repaid $1 million under this note. As of June 30, 2018, the outstanding principle balance was $5.0 million and carrying amount was $4.9 million, net of unamortized debt issuance costs.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party, also to manage accounts receivable. Interest accrues monthly at 10.0%. The outstanding principal balance is currently due on August 15, 2018 but may be prepaid without penalty at any time. We are in discussions to extend the maturity of this obligation until November 15, 2018. As of June 30, 2018, the outstanding principal balance and carrying amount was $3.0 million.

In June 2018, we borrowed an additional $7.0 million under a six-month note from the same unrelated third-party lender in order to manage accounts receivable (the “Additional Equipment Note”). The Additional Equipment Note is also secured by the same mobile mining equipment as the Equipment Note. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. Issuance costs incurred with the Additional Equipment Note totaled $0.2 million and are deferred and amortized over the term of the debt using the interest method. As of June 30, 2018, the outstanding principal balance was $7.0 million and carrying amount was $6.8 million, net of unamortized debt issuance costs.

NOTE 5—EQUITY

As of June 30, 2018, we had 40,082,467 shares of common stock outstanding.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At June 30, 2018, 5.9 million shares were available under the current plan for future awards.

Total compensation costs recognized for all stock-based compensation was $0.7 million for the three months ended June 30, 2018. No equity-based compensation expense was recognized for the three months ended June 30, 2017. Total compensation costs recognized for all stock-based compensation was $1.2 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

Share Options – A total of 937,424 options for the purchase of shares of the Company’s common stock were granted to two executives on August 31, 2016 at a purchase price of $5.34 per share. Stock-based compensation expense totaling $2.1 million was recognized during the six months ended June 30, 2017 for the accelerated vesting of these options in our IPO. The options have a ten-year term from the grant date. The options remain outstanding and unexercised at June 30, 2018 and are in-the-money.

Restricted Shares—We grant restricted stock to certain senior executives, key employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement with the Company. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively. There was no expense for restricted share awards for the three and six-month periods ended June 30, 2017. As of June 30, 2018, there was $5.2 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.9 years.

The following table summarizes restricted awards outstanding as of June 30, 2018, as well as activity during the period:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	471,017	$5.87
Granted	528,683	8.03
Vested	—	—
Forfeited	(5,582)	6.27
Outstanding at June 30, 2018	994,118	$7.02

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bond

As of June 30, 2018, our asset retirement obligations totaled $12.7 million and had total corresponding reclamation bonding requirements of $12.6 million, which were supported by surety bonds.

Purchase Commitments

We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of June 30, 2018, commitments under take-or-pay arrangements totaled $1.9 million through March 31, 2019.

Litigation

From time to time, the Company is subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NOTE 7—REVENUES

Our revenues are derived from contracts for the sale of coal which is recognized at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts and pricing can either be by fixed-price or a price derived against index-based pricing mechanisms. Disaggregated information about our revenues is presented below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Coal Sales
Domestic revenues	$34,376,491	$4,032,542	$60,074,479	$7,776,955
Export revenues	30,901,566	6,489,580	61,146,726	12,597,145
Total coal sales	65,278,057	10,522,122	121,221,205	20,374,100
Coal Processing	-	551,380	-	2,237,674

Total revenues	$65,278,057	$11,073,502	$121,221,205	$22,611,774

As of June 30, 2018, the Company has outstanding performance obligations for the remainder of 2018 of approximately 0.8 million tons for contracts having fixed pricing and 0.3 million tons for contracts to export customers with index-based pricing mechanisms. Additionally, the Company has outstanding performance obligations beyond 2018 of approximately 0.1 million tons for export contracts with index-based pricing mechanisms.

NOTE 8—INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended June 30, 2018 was $0.6 million, an effective tax rate of 5.9%. Income tax expense for the six months ended June 30, 2018 was $1.4 million, an effective tax rate of 8.2%. The Company did not recognize any income tax expense or benefit for the three or six months ended June 30, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

There were no uncertain tax positions as of June 30, 2018.

NOTE 9—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017. EPS is reported under the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$10,203,436	$(3,487,971)	$15,469,713	$(6,581,114)
Denominator
Weighted average shares used to compute basic EPS	40,082,467	39,072,394	39,994,386	35,592,366
Dilutive effect of share-based awards(a)	257,282	-	247,531	-
Weighted average shares used to compute diluted EPS	40,339,749	39,072,394	40,241,917	35,592,366

Earnings per share
Basic	$0.25	$(0.09)	$0.39	$(0.18)
Diluted	$0.25	$(0.09)	$0.38	$(0.18)

(a) The 2017 periods exclude the shares issuable under outstanding option awards as their effect would have been antidilutive.

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Payments of minimum royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Under these agreements, minimum royalties are paid in arrears each month to the extent that the earned production royalties for such month are less than the required minimums. Amounts due to Ramaco Coal, LLC of $2.6 million and $0.1 million at June 30, 2018 and December 31, 2017, respectively, are included in Accounts Payable in the condensed consolidated balance sheet and represent production royalty payables. It is anticipated that this payment will be made before year end 2018.

Related Party Borrowings

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party. Interest accrues monthly at 10.0%. The outstanding principal balance is due on August 15, 2018 but may be prepaid without penalty at any time. We are in discussions to extend the maturity of this obligation until November 15, 2018. As of June 30, 2018, the outstanding principal balance and carrying amount was $3.0 million.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees.  Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party.  The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made under this agreement in the six months ended June 30, 2018 and 2017.

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

Overview

Our revenue producing activities consist principally of the sale of coal we produce and coal we purchase from third parties for our own account. We began commercial production of coal in January 2017. Starting as new mine projects, we developed and opened four mines during 2017 and through the first six months of 2018 at our Elk Creek mining complex. Our surface mine utilizes the contour and highwall mining methods. We completed construction of the preparation plant and rail loadout facility in February of 2018. We also began development mining in late 2017 at our Berwind property.

Results for our second quarter of 2018 reflect the continued increase in production and sales volumes.  During the second quarter of 2018, we sold 0.6 million tons of metallurgical coal, including 0.1 million tons of purchased low volatile metallurgical coal. Of this, 53% was sold in domestic markets and 47% was sold in export markets, principally to Europe. Our second quarter revenues increased $9.3 million or 17% from the first quarter of 2018. Revenues per ton sold (FOB mine) for our produced coal remained stable at approximately $91 per ton in both the first and second quarters of 2018.

Global steel production remains strong with continued growth in metallurgical demand from Europe and Asia. Our price realizations were higher in the second quarter of 2018 as compared with the first quarter of 2018. Sequentially, cash costs of approximately $56 per ton for our produced coal was down from approximately $65 in the first quarter of 2018. This cost improvement illustrates the impact of more favorable weather conditions, a fully operational preparation plant, cost improvements at our surface mine and a full quarter of production from our new No. 2 Gas mine.

In March 2018, President Trump signed a proclamation imposing a 25% global tariff on imports of certain steel products, effective March 31, 2018. Generally, we are experiencing signs of some increase in domestic demand for metallurgical coal as a result of the proclamations. Our export customers also include foreign steel producers who may be negatively affected by the tariffs to the extent their production is imported into the U.S. Some countries have also threatened retaliatory tariffs on U.S. products including metallurgical coal. At this time, it is too early to know the impact these tariffs will have on longer-term demand or pricing, if any.

Our capital expenditures totaled approximately $27.5 million during the first half of 2018. We expect to incur approximately $36 to $40 million of capital expenditures for full year 2018.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Consolidated statement of operations data
Revenues	$65,278,057	$11,073,502	$121,221,205	$22,611,774
Cost and expenses
Cost of sales (exclusive of items shown separately below)	47,860,149	11,774,961	92,190,994	22,620,873
Other operating costs and expenses	—	96,690	—	113,990
Asset retirement obligation accretion	123,467	101,276	246,935	202,553
Depreciation and amortization	2,955,382	310,889	5,392,882	467,016
Selling, general and administrative	3,692,254	2,499,280	7,123,398	6,100,643
Total cost and expenses	54,631,252	14,783,096	104,954,209	29,505,075

Operating income (loss)	10,646,805	(3,709,594)	16,266,996	(6,893,301)

Interest and dividend income	1,998	100,343	3,234	216,772
Other income	512,693	121,492	1,002,008	118,235
Interest expense	(315,761)	(212)	(416,919)	(22,820)
Income (loss) before taxes	10,845,735	(3,487,971)	16,855,319	(6,581,114)

Income tax expense	642,299	—	1,385,606	—

Net income (loss)	$10,203,436	$(3,487,971)	$15,469,713	$(6,581,114)

Adjusted EBITDA	$14,933,033	$(3,175,937)	$24,154,312	$(3,960,164)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Three months ended June 30,
	2018	2017	Increase
Company Produced
Coal sales revenue	$52,050,730	$4,431,178	$47,619,552
Tons sold	492,603	56,857	435,746
Purchased from Third Parties
Coal sales revenue	$13,227,327	$6,090,944	$7,136,383
Tons sold	122,544	39,637	82,907

Coal sales in the second quarter of 2018 were approximately $54.8 million higher than in the second quarter of 2017 due to substantially higher volumes sold and higher realized prices. In the quarter ended June 30, 2017, we also recognized $0.6 million of revenue for the processing of coal for third parties. We ceased processing third-party coal in April 2017 and have no current plans to begin those operations again.

Cost of sales. Our cost of sales totaled $47.9 million for the three months ended June 30, 2018 as compared with $11.8 million for the same period in 2017. Cost of sales for the three months ended June 30, 2017 included $0.7 million of costs associated with the processing of coal for third parties.

The total cash cost per ton sold (FOB mine) for the second quarter of 2018 was approximately $56 for our own produced coal and approximately $100 for coal we purchased from third parties. Cash costs per ton for our produced coal in the second quarter of 2018 were down from approximately $84 in the second quarter of 2017 due in part to higher costs incurred during the second quarter of 2017 as our second operating mine, the Rockhouse Eagle Mine, began production.

Other operating costs and expenses. This includes costs and expenses which are not directly related to a specific mining operation. It typically includes general land management costs and some permit and license fees. The Company did not incur any of these costs in the three months ended June 30, 2018.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in both of the three-month periods ended June 30, 2018 and 2017.

Depreciation and amortization. Our depreciation and amortization costs for the second quarter of 2018 were $3.0 million as compared with $0.3 million for the second quarter of 2017. Increased depreciation and amortization costs result from our significantly expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $3.7 million for the quarter ended June 30, 2018 as compared with $2.5 million for the same period in 2017. This increase reflected the growth of our organization as we began producing and selling coal and fulfilling our responsibilities as a publicly-traded company.

Interest and dividend income. Interest and dividend income decreased by $0.1 million in the three months ended June 30, 2018 as compared with the prior year period.

Other income. Other income was $0.5 million for the three months ended June 30, 2018 as compared with $0.1 million for the same period in 2017. This increase was primarily driven by rail rebates received during the second quarter of 2018.

Interest expense. Interest expense increased by $0.3 million in the three months ended June 30, 2018 as compared with the prior year period. This increase was driven by the increase in the Company’s outstanding debt during the current year.

Income tax expense. For the three months ended June 30, 2018, we recognized income tax expense of $0.6 million, or an effective income tax rate of 5.9%. Our estimated full year effective tax rate for 2018 is comprised of the expected statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Cash taxes paid for 2018 are expected to be less than $0.4 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes.

We did not recognize any income tax expense or benefit for the three months ended June 30, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Six months ended June 30,
	2018	2017	Increase
Company Produced
Coal sales revenue	$95,009,476	$8,175,591	$86,833,885
Tons sold	895,921	109,159	786,762
Purchased from Third Parties
Coal sales revenue	$26,211,729	$12,198,509	$14,013,220
Tons sold	241,361	74,918	166,443

Coal sales in the six months ended June 30, 2018 were approximately $100.8 million higher than in the six months ended June 30, 2017 due to substantially higher volumes sold and higher realized prices on company produced coal. In the six months ended June 30, 2017, we also recognized $2.2 million of revenue for the processing of coal for third parties. We ceased processing third-party coal in April 2017 and have no current plans to begin those operations again.

Cost of sales. Our cost of sales totaled $92.2 million for the six months ended June 30, 2018 as compared with $22.6 million for the same period in 2017. Cost of sales for the six months ended June 30, 2017 includes $1.7 million of costs associated with the processing of coal for third parties.

The total cash cost per ton sold (FOB mine) for the first half of 2018 was approximately $60 for our own produced coal and approximately $95 for coal we purchased from third parties. Cash costs per ton for our produced coal during the six months ended June 30, 2018 was down from approximately $76 during the six months ended June 30, 2017. Our cost of sales in the six months ended June 30, 2017 reflect the costs incurred at our first two operating mines, the Alma Mine and the Rockhouse Eagle Mine, which began commercial mining activities in that period.

Other operating costs and expenses. This includes costs and expenses which are not directly related to a specific mining operation. It typically includes general land management costs and some permit and license fees. The Company did not incur any of these costs during the six months ended June 30, 2018.

Asset retirement obligation accretion. Asset retirement obligation accretion was relatively flat at $0.2 million in both the six-month periods ended June 30, 2018 and 2017.

Depreciation and amortization. Our depreciation and amortization costs for the first half of 2018 were $5.4 million as compared with $0.5 million for the first half of 2017. Increased depreciation and amortization costs resulted from our significantly expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $7.1 million during the six months ended June 30, 2018 as compared with $6.1 million for the same period in 2017. The total for the six months ended June 30, 2017 includes $2.1 million of equity-based compensation expense for the accelerated vesting of stock options which became fully vested upon our initial public offering. Equity-based compensation expense for the six months ended June 30, 2018 totaled $1.2 million.

The increase exclusive of the change in equity-based compensation expense reflected the growth of our organization as we began producing and selling coal and fulfilling our responsibilities as a publicly-traded company.

Interest and dividend income. Interest and dividend income decreased by $0.2 million in the three months ended June 30, 2018 as compared with the prior year period. This decrease was primarily due to interest earned on investment securities held by the Company during the 2017 period, which did not recur during the 2018 period.

Other income. Other income was $1.0 million for the six months ended June 30, 2018 as compared with $0.1 million for the same period in 2017. This increase was primarily driven by rail rebates during the six months ended June 30, 2018.

Interest expense. Interest expense increased by $0.4 million during the six months ended June 30, 2018 as compared with the prior year period. This increase was driven by the increase in the Company’s outstanding debt during the current year.

Income tax expense. For the six months ended June 30, 2018, we recognized income tax expense of $1.4 million, or an effective income tax rate of 8.2%. Our estimated full year effective tax rate for 2018 is comprised of the expected statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Cash taxes paid for 2018 are expected to be less than $0.4 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes.

We did not recognize any income tax expense or benefit for the six months ended June 30, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) plus net interest expense, equity-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of income (loss), net of income taxes, to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. The table below shows how we calculate Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$10,203,436	$(3,487,971)	$15,469,713	$(6,581,114)
Depreciation and amortization	2,955,382	310,889	5,392,882	467,016
Interest and dividend income, net	313,763	(100,131)	413,685	(193,952)
Income taxes	642,299	—	1,385,606	—
EBITDA	14,114,880	(3,277,213)	22,661,886	(6,308,050)
Equity-based compensation	694,686	—	1,245,491	2,145,333
Accretion of asset retirement obligation	123,467	101,276	246,935	202,553
Adjusted EBITDA	$14,933,033	$(3,175,937)	$24,154,312	$(3,960,164)

Non-GAAP revenue per ton

Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenues less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton generated by the Company against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing the Company’s financial condition. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to revenues under U.S. GAAP. The table below shows how we calculate Non-GAAP revenue per ton:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Revenues (a)	$52,050,730	$13,227,327	$65,278,057	$4,431,178	$6,090,944	$10,522,122
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	7,118,210	807,669	7,925,879	1,220,720	693,648	1,914,368
Non-GAAP revenues (FOB mine)	$44,932,520	$12,419,658	$57,352,178	$3,210,458	$5,397,296	$8,607,754
Tons sold	492,603	122,544	615,147	56,857	39,637	96,494
Revenues per ton sold (FOB mine)	$91.21	$101.35	$93.23	$56.47	$136.17	$89.21

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Revenues (a)	$95,009,476	$26,211,729	$121,221,205	$8,175,591	$12,198,509	$20,374,100
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	13,224,024	1,955,251	15,179,275	2,344,173	1,310,959	3,655,132
Non-GAAP revenues (FOB mine)	$81,785,452	$24,256,478	$106,041,930	$5,831,418	$10,887,550	$16,718,968
Tons sold	895,921	241,361	1,137,282	109,159	74,918	184,077
Revenues per ton sold (FOB mine)	$91.29	$100.50	$93.24	$53.42	$145.33	$90.83

(a) The three and six months ended June 30, 2017 exclude coal processing revenue of $0.6 million and $2.2 million, respectively.

Non-GAAP cash cost per ton sold

Non-GAAP cash cost per ton sold is calculated as cash cost of coal sales less transportation costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare the cash cost per ton by the Company against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing the Company’s financial condition. Cash cost per ton sold is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to cost of sales under U.S. GAAP. The table below shows how we calculate Non-GAAP cash cost per ton:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
Three Months Ended June 30, 2018	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Cost of sales (a)	$34,739,384	$13,120,765	$47,860,149	$5,975,121	$5,112,689	$11,087,810
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	7,360,223	867,874	8,228,097	1,220,720	693,648	1,914,368
Non-GAAP cash cost of coal sales	$27,379,161	$12,252,891	$39,632,052	$4,754,401	$4,419,041	$9,173,442
Tons sold	492,603	122,544	615,147	56,857	39,637	96,494
Cash cost per ton sold	$55.58	$99.99	$64.43	$83.62	$111.49	$95.07

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
Six Months Ended June 30, 2018	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Cost of sales (a)	$67,174,343	$25,016,651	$92,190,994	$10,641,143	$10,284,280	$20,925,423
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	13,721,505	2,089,273	15,810,778	2,344,173	1,310,959	3,655,132
Non-GAAP cash cost of coal sales	$53,452,838	$22,927,378	$76,380,216	$8,296,970	$8,973,321	$17,270,291
Tons sold	895,921	241,361	1,137,282	109,159	74,918	184,077
Cash cost per ton sold	$59.66	$94.99	$67.16	$76.01	$119.78	$93.82

(a) The three and six months ended June 30, 2017 exclude cost of sales related to coal processing of $0.7 million and $1.7 million, respectively.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Six months ended June 30,
	2018	2017
Consolidated statement of cash flow data:
Cash flows from operating activities	$8,110,683	$(489,499)
Cash flows from investing activities	(22,277,873)	(31,141,327)
Cash flows from financing activities	14,144,457	29,291,926
Net change in cash and cash equivalents	$(22,733)	$(2,338,900)

Cash flows from operating activities during the six months ended June 30, 2018 increased from the six months ended June 30, 2017 principally due to increases in our earnings. Significantly increased operations in the first half of 2018 required a greater investment in working capital.

Net cash used in investing activities was $22.3 million for the six months ended June 30, 2018 as compared with $31.1 million for the same period of 2017. Our capital expenditures totaled $27.5 million and $41.7 million in the 2018 and 2017 periods, respectively. We received proceeds of $5.2 million from maturing investments during the 2018 period, as compared with net proceeds from investments of $10.6 million in the 2017 period.

Cash flows from financing activities were $14.1 million for the six months ended June 30, 2018, which was primarily due to net short-term borrowings of $15.6 million, partially offset by repayments on borrowings and insurance financing of $1.4 million. Cash flows from financing activities were $29.3 million for the six months ended June 30, 2017, which was primarily due to net proceeds from our initial public offering of $46.0 million, partially offset by repayments on borrowings and insurance financing of $11.3 million and distributions to owners of $5.4 million.

Indebtedness

In February 2018, we borrowed $6.0 million under a six-month note from an unrelated third-party lender in order to manage accounts receivable. The note is secured by a portion of our mobile mining equipment (“the Equipment Note”). Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The Equipment Note originally had a maturity date of August 31, 2018. During July 2018, the Company secured a four-month extension of the Equipment Note. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. During the six months ended June 30, 2018, we repaid $1.0 million under the Equipment Note. As of June 30, 2018, the outstanding principal balance was $5.0 million.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party secured by certain inventory. Interest accrues monthly at 10.0%. The outstanding principal balance is due on August 15, 2018 but may be prepaid without penalty at any time. We are in discussions to extend the maturity of this obligation until November 15, 2018. As of June 30, 2018, the outstanding principal balance was $3.0 million.

In June 2018, we borrowed an additional $7.0 million under a six-month note from the same unrelated third-party lender in order to manage accounts receivable (the “Additional Equipment Note”). The Additional Equipment Note is also secured by the same mobile mining equipment as the Equipment Note. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. We anticipate securing a comprehensive asset base credit facility before the maturity of the Additional Equipment Note. As of June 30, 2018, the outstanding principal balance was $7.0 million.

Liquidity

As of June 30, 2018, our available cash was $5.9 million. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. During the first six months of 2018, our capital expenditures totaled approximately $27.5 million. We expect that we will be required to spend another $59 million through 2022 to fully develop our current projects.

Management believes that current cash on hand, along with cash flow from operations, will be sufficient to meet its capital expenditure and operating plans through 2020. We expect to fund any additional capital expenditures from cash on hand, cash from operations or potential future issuances of equity securities or debt.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017. The Company’s exposure to market risk has not changed materially since December 31, 2017.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

	*10.1	Loan and Security Agreement, dated June 11, 2018, by and between Ramaco Resources, LLC and Maxus Capital Group, LLC.

	*10.2	Promissory Note dated June 11, 2018, by Ramaco Resources, LLC.

	*10.3	Corporate Guaranty dated June 11, 2018, by Ramaco Resources, Inc.

	*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*95.1	Mine Safety Disclosure

	*101.INS	XBRL Instance Document

	*101.SCH	XBRL Taxonomy Extension Schema Document

	*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

	*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit filed herewith.
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

RAMACO RESOURCES, INC.

August 6, 2018	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2018	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman and Chief Financial Officer
(Principal Financial Officer)