Form 10-Q
period 2018-09-30
Ramaco Resources, Inc.
filed 2018-11-07
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 5, 2018, the registrant had 40,082,467 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	anticipated production levels, costs, sales volumes and revenues;
●	timing for completion of major capital projects;
●	economic conditions in the steel industry generally;
●	economic conditions in the metallurgical coal industry generally;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our expectations relating to dividend payments and our ability to make such payments;
●	our ability to obtain financing on favorable terms, if required, to complete the acquisition of additional coal reserves or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal and/or thermal coal;
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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$5,482,285	$5,934,043
Short-term investments	—	5,199,861
Accounts receivable	31,288,010	7,165,487
Inventories	7,950,960	10,057,787
Prepaid expenses	3,322,037	1,104,437
Total current assets	48,043,292	29,461,615
Property, plant and equipment, net	144,470,229	115,450,841
Advanced coal royalties	3,039,153	2,867,369
Other assets	624,920	318,206
Total Assets	$196,177,594	$148,098,031

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$22,723,150	$19,532,531
Accrued expenses	6,630,213	2,821,422
Asset retirement obligations	734,188	70,616
Notes payable, net	14,836,754	—
Other	603,258	—
Total current liabilities	45,527,563	22,424,569
Deferred tax liability	1,448,478	—
Asset retirement obligations	12,183,049	12,276,176
Total liabilities	59,159,090	34,700,745

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,082,467 and 39,559,366 shares issued and outstanding, respectively	400,825	395,594
Additional paid-in capital	150,228,209	148,293,263
Accumulated deficit	(13,610,530)	(35,291,571)
Total stockholders' equity	137,018,504	113,397,286
Total Liabilities and Stockholders' Equity	$196,177,594	$148,098,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues	$62,165,738	$14,404,979	$183,386,943	$37,016,753

Cost and expenses
Cost of sales (exclusive of items shown separately below)	49,406,271	16,525,352	141,597,265	39,146,225
Other operating costs and expenses	—	111,668	—	225,658
Asset retirement obligation accretion	123,468	101,276	370,403	303,829
Depreciation and amortization	3,347,777	867,967	8,740,659	1,334,983
Selling, general and administrative	3,484,395	3,141,237	10,607,793	9,241,880
Total cost and expenses	56,361,911	20,747,500	161,316,120	50,252,575

Operating income (loss)	5,803,827	(6,342,521)	22,070,823	(13,235,822)

Interest and dividend income	23,155	75,130	26,389	291,901
Other income	1,036,418	31,869	2,038,426	150,104
Interest expense	(589,199)	(21)	(1,006,118)	(22,841)

Income (loss) before taxes	6,274,201	(6,235,543)	23,129,520	(12,816,658)

Income tax expense	62,873	—	1,448,479	—

Net income (loss)	$6,211,328	$(6,235,543)	$21,681,041	$(12,816,658)

Basic and diluted earnings (loss) per share
Basic	$0.15	$(0.16)	$0.54	$(0.35)
Diluted	$0.15	$(0.16)	$0.54	$(0.35)

Weighted average common shares outstanding
Basic	40,082,467	39,509,311	40,024,069	36,912,362
Diluted	40,329,309	39,509,311	40,271,159	36,912,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$21,681,041	$(12,816,658)
Adjustments to reconcile net income (loss) to net cash from operating activities
Accretion of asset retirement obligations	370,403	303,829
Depreciation and amortization	8,740,659	1,334,983
Amortization of debt issuance costs	406,044	—
Equity-based compensation	1,940,177	2,465,340
Deferred income tax expense	1,448,479	—
Changes in operating assets and liabilities
Accounts receivable	(24,122,523)	(1,701,986)
Prepaid expenses	(941,529)	(1,084,917)
Inventories	2,106,827	(2,433,262)
Advanced coal royalties	(171,784)	(934,482)
Other assets and liabilities	(306,714)	(364,160)
Accounts payable	5,235,807	2,327,052
Accrued expenses	4,086,599	382,831
Net cash from operating activities	20,473,486	(12,521,430)

Cash flow from investing activities
Purchases of property, plant and equipment	(39,883,002)	(53,280,926)
Purchase of investment securities	—	(14,913,824)
Proceeds from maturities of investment securities	5,199,861	55,490,696
Net cash from investing activities	(34,683,141)	(12,704,054)

Cash flows from financing activities
Proceeds from issuance of common stock	—	47,709,000
Payments of equity offering costs	—	(1,755,687)
Repayments to Ramaco Coal, LLC	—	(10,629,275)
Repayments of financed insurance payable	(672,813)	(127,048)
Proceeds from notes payable	13,000,000	—
Proceeds from notes payable to related party	3,000,000	—
Payment of debt issuance costs	(569,290)	—
Repayment of note payable	(1,000,000)	(500,000)
Payment of distributions	—	(5,405,064)
Net cash from financing activities	13,757,897	29,291,926

Net change in cash and cash equivalents	(451,758)	4,066,442
Cash and cash equivalents, beginning of period	5,934,043	5,196,914

Cash and cash equivalents, end of period	$5,482,285	$9,263,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Nine months ended September 30,
	2018	2017

Supplemental cash flow information
Cash paid for interest	$801,023	$81,324
Cash paid for taxes	—	—
Non-cash investing and financing activities
Capital expenditures included in accounts payable and accrued expenses	893,570	3,201,790
Financed insurance	1,276,071	—
Additional asset retirement obligations acquired or incurred	200,042	478,921
Accretion – Series A preferred units	—	123,825

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

Revenue Recognition—Our primary source of revenue is from the sale of coal through contracts with steel and coke producers usually having durations of one year or less. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. Before adoption of the new standard, revenue was recognized when risk of loss passed to our customer. The timing of revenue recognition for our coal sales remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues.

For periods subsequent to January 1, 2018, revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied. This occurs when control of the coal is transferred to our customers. For coal shipments to domestic customers via rail or truck, control is generally transferred when the railcar or truck is loaded. Control is transferred for export coal shipments to customers via ocean vessel when the vessel is loaded at the port.

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

Concentrations—During the three months ended September 30, 2018, sales to five customers accounted for approximately 66% of total revenue. During the nine months ended September 30, 2018, sales to six customers accounted for approximately 71% of total revenue. The total balance due from these six customers at September 30, 2018 was approximately 89% of total accounts receivable. During the three months ended September 30, 2017, sales to four customers accounted for approximately 73% of total revenue. During the nine months ended September 30, 2017, sales to four customers accounted for approximately 75% of total revenue.

Recent Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We plan to adopt ASU 2016-02 beginning January 1, 2019. We expect the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities for operating leases not currently recorded in the Company’s financial statements. The Company is currently evaluating all contractual lease arrangements to determine the appropriate accounting under the new standard.

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new standard is effective for fiscal years beginning after December 15, 2017. There was no impact on the financial statements of adopting this new standard on January 1, 2018.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	September 30, 2018	December 31, 2017

Plant and equipment at cost	$104,389,458	$80,454,977
Construction in process	15,150,635	7,625,855
Capitalized mine development cost	37,068,316	30,775,765
Less: Accumulated depreciation and amortization	(12,138,180)	(3,405,756)
Total property, plant and equipment, net	$144,470,229	$115,450,841

During the three months ended September 30, 2018, depreciation expense related to our plant and equipment totaled $2.6 million and amortization of our capitalized development costs totaled $0.8 million. During the three months ended September 30, 2017, depreciation expense related to our plant and equipment totaled $0.8 million and amortization of our capitalized development costs totaled $0.1 million.

During the nine months ended September 30, 2018, depreciation expense related to our plant and equipment totaled $6.9 million and amortization of our capitalized development costs totaled $1.8 million. During the nine months ended September 30, 2017, depreciation expense related to our plant and equipment totaled $1.1 million and amortization of our capitalized development costs totaled $0.2 million.

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $5.5 million as of September 30, 2018 and $8.7 million as of December 31, 2017.

NOTE 4—DEBT

In February 2018, we borrowed $6.0 million under a short-term note from an unrelated third-party lender in order to manage accounts receivable. The note is secured by a portion of our mobile mining equipment (the “Equipment Note”). Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. Issuance costs incurred with the Equipment Note totaled $0.3 million and are deferred and amortized over the initial term of the debt using the interest method. Debt issuance costs are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the liability. During the nine months ended September 30, 2018, we repaid $1 million under this note. As of September 30, 2018, the outstanding principal balance and carrying balance was $5.0 million.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party, also to manage accounts receivable. Interest accrues monthly at 10.0%. The outstanding principal balance is due on December 15, 2018 but may be prepaid without penalty at any time. As of September 30, 2018, the outstanding principal balance and carrying amount was $3.0 million.

In June 2018, we borrowed an additional $7.0 million under a short-term note from the same unrelated equipment lender in order to manage accounts receivable (the “Additional Equipment Note”). The Additional Equipment Note is also secured by the same mobile mining equipment as the Equipment Note. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. Issuance costs incurred with the Additional Equipment Note totaled $0.2 million and are deferred and amortized over the term of the debt using the interest method. As of September 30, 2018, the outstanding principal balance was $7.0 million and carrying amount was $6.9 million, net of unamortized debt issuance costs.

NOTE 5—EQUITY

As of September 30, 2018, we had 40,082,467 shares of common stock outstanding.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At September 30, 2018, 5.9 million shares were available under the current plan for future awards.

Total compensation costs recognized for all stock-based compensation was $0.7 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively. Total compensation costs recognized for all stock-based compensation was $1.9 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Share Options – A total of 937,424 options for the purchase of shares of the Company’s common stock were granted to two executives on August 31, 2016 at a purchase price of $5.34 per share. Stock-based compensation expense totaling $2.1 million was recognized during the nine months ended September 30, 2017 for the accelerated vesting of these options in our IPO. The options have a ten-year term from the grant date. The options remain outstanding and unexercised at September 30, 2018 and are in-the-money.

Restricted Shares—We grant restricted stock to certain senior executives, key employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement with the Company. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $0.7 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. The Company recognized $0.3 million of compensation expense for restricted share awards for the three and nine months ended September 30, 2017. As of September 30, 2018, there was $4.5 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.7 years.

The following table summarizes restricted awards outstanding as of September 30, 2018, as well as activity during the period:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	471,017	$5.87
Granted	528,683	8.03
Vested	—	—
Forfeited	(5,582)	6.27
Outstanding at September 30, 2018	994,118	$7.02

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bond

As of September 30, 2018, our asset retirement obligations totaled $12.9 million and had total corresponding reclamation bonding requirements of $12.6 million, which were supported by surety bonds.

Purchase Commitments

We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of September 30, 2018, commitments under take-or-pay arrangements totaled $1.5 million through March 31, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Coal Sales
Domestic revenues	$35,735,697	$7,385,983	$95,810,176	$15,162,938
Export revenues	26,430,041	7,018,996	87,576,767	19,616,141
Total coal sales	62,165,738	14,404,979	183,386,943	34,779,079
Coal Processing	-	-	-	2,237,674

Total revenues	$62,165,738	$14,404,979	$183,386,943	$37,016,753

As of September 30, 2018, the Company has outstanding performance obligations for the remainder of 2018 of approximately 0.3 million tons for contracts having fixed pricing and 0.1 million tons for contracts to export customers with index-based pricing mechanisms. Additionally, the Company has outstanding performance obligations beyond 2018 of approximately 1.2 million tons for contracts having fixed pricing, subject to final documentation, and 0.3 million tons for export contracts with index-based pricing mechanisms.

NOTE 8—INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended September 30, 2018 was $0.1 million, an effective tax rate of 1.0%. Income tax expense for the nine months ended September 30, 2018 was $1.4 million, an effective tax rate of 6.3%. The Company did not recognize any income tax expense or benefit for the three or nine months ended September 30, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

There were no uncertain tax positions as of September 30, 2018.

NOTE 9—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017. EPS is reported under the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$6,211,328	$(6,235,543)	$21,681,041	$(12,816,658)
Denominator
Weighted average shares used to compute basic EPS	40,082,467	39,509,311	40,024,069	36,912,362
Dilutive effect of share-based awards(a)	246,842	-	247,090	-
Weighted average shares used to compute diluted EPS	40,329,309	39,509,311	40,271,159	36,912,362

Earnings per share
Basic	$0.15	$(0.16)	$0.54	$(0.35)
Diluted	$0.15	$(0.16)	$0.54	$(0.35)

(a) The 2017 periods exclude the shares issuable under outstanding option awards as their effect would have been antidilutive.

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Payments of minimum royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Under these agreements, minimum royalties are paid in arrears each month to the extent that the earned production royalties for such month are less than the required minimums. Amounts due to Ramaco Coal, LLC of $3.0 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively, are included in Accounts Payable in the condensed consolidated balance sheet and represent production royalty payables.

Related Party Borrowings

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party. Interest accrues monthly at 10.0%. The outstanding principal balance is due on December 15, 2018 but may be prepaid without penalty at any time. As of September 30, 2018, the outstanding principal balance and carrying amount was $3.0 million.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees.  Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party.  The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made under this agreement in the nine months ended September 30, 2018 and 2017.

NOTE 11—SUBSEQUENT EVENTS

New Credit Facility

On November 2, 2018 the Company (together with its subsidiaries, and collectively the “Borrower”) entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”).  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 letter of credit availability (the “Revolving Credit Facility”).  To secure the Credit Facility the Company pledged all personal property assets of Borrower, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Company intends to use the Credit Facility to refinance the existing Equipment Note, Additional Equipment Note and the note due to Ramaco Coal, LLC, and provide working capital.

The Revolving Credit Facility interest rate is based on Libor + 2.35% or Base Rate + 1.75%.  The Term Loan credit interest rate is based on Libor + 4.75% or Base Rate + 3.75%.  Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) Libor + 1%.  Both loans are initially base rate loans, but may be converted to Libor rate loans at certain times at the Company’s discretion.

The Credit Facility has a maturity date of November 2, 2021.

Partial Structural Failure of Storage Silo

At approximately 1:00 p.m. on November 5, 2018, one of the Company’s three raw coal storage silos that feed its Elk Creek plant in West Virginia experienced a partial structural failure, which included the failure of various components internal to the silo. The damaged storage silo holds approximately two thousand raw tons of coal. The other two contiguous silos together hold approximately an additional one thousand five hundred raw tons of coal.

The Company is in the process of evaluating the structural integrity of the damaged silo, and similar evaluations will be conducted on the other two silos at Elk Creek. All three silos were previously existing on the Elk Creek property when it was acquired by Ramaco in 2012, and were subsequently linked into the newly constructed preparation plant and loadout facility, which was completed in late 2017.

There were no personnel related accidents as a result of the structural failure at the silo. Upon confirmation of the failure, Ramaco personnel idled the Elk Creek preparation plant, and placed a safety zone around the areas that could potentially be impacted from a more severe failure. As of the date of this report, the Company does not have an estimated time frame for the resumption of processing or shipping coal from the Elk Creek infrastructure and is unable to predict the overall impact that the incident will have on the Company’s business and future results of operations.

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

Overview

Our revenue producing activities consist principally of the sale of coal we produce and coal we purchase from third parties for our own account. We began commercial production of coal in January 2017. Starting as new mine projects, we developed and opened four mines through the first nine months of 2018 at our Elk Creek mining complex. This includes our surface mine, which utilizes both the contour and highwall mining methods. We completed construction of the preparation plant and rail loadout facility at Elk Creek in February of 2018. We also began development mining in late 2017 at our Berwind property.

Results for our third quarter of 2018 reflect continued steady sales volumes. During the third quarter of 2018, we sold 0.6 million tons of metallurgical coal, including 0.1 million tons of purchased low volatile metallurgical coal. Of this, 57% was sold in domestic markets and 43% was sold in export markets, principally to Europe. Our third quarter revenues decreased $3.1 million or 5% from the second quarter of 2018. Revenues per ton sold (FOB mine) for our produced coal declined slightly to approximately $90 per ton in the third quarter as compared to $91 per ton in the second quarter of 2018.

Global steel production remains strong with continued growth in metallurgical demand from Europe and Asia. Our price realizations were lower in the third quarter of 2018 as compared with the second quarter of 2018. Sequentially, cash costs of approximately $65 per ton for our produced coal increased from approximately $56 per ton in the second quarter of 2018. This increase in cost per ton reflects less favorable geologic conditions at the No. 2 Gas mine and the Eagle mine during the third quarter of 2018. At the No. 2 Gas mine we encountered and have mined through an area containing approximately two feet of sandstone parting within the coal seam during the quarter, which decreased productivity and increased cost. This area was largely mined through by the end of September 2018, with production returning to expected levels. Our Eagle mine encountered an area of lower recovery due to in-seam rock. This resulted in higher transportation and processing costs as well as lower production rates. Mining concluded in this area and the section was moved during the month of September. The Company also had fewer operating days in third quarter than in the second quarter due to scheduled vacation periods during the third quarter.

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

Our capital expenditures totaled approximately $39.9 million during the first nine months of 2018.  We expect to end the year with total 2018 capital expenditures beyond the higher end of our previous guidance of $40 million, due in part to repair and related infrastructure expense at our Elk Creek complex due to the partial structural failure of one of our storage silos.  As of the date of this report, the Company is still evaluating the full impact of this event.

The Company is in the process of evaluating the structural integrity of the damaged silo, and similar evaluations will be conducted on the other two silos at Elk Creek. All three silos were previously existing on the Elk Creek property when it was acquired by Ramaco in 2012, and were subsequently linked into the newly constructed preparation plant and loadout facility, which was completed in late 2017. The damaged storage silo holds approximately two thousand raw tons of coal. The other two contiguous silos together hold approximately an additional one thousand five hundred raw tons of coal. We currently have over 350,000 tons of additional raw coal storage stockpiles at Elk Creek and are in the process of expanding storage areas.

The significance of the Elk Creek silo failure is that the silo system served as the conduit for delivery of coal to the preparation plant through various conveying belts and equipment. Given damage to the silo system, the Company will now plan to build an alternative conveying system off of existing infrastructure to the preparation plant. The Company, at this time, does not have an exact estimate of the time that this construction will take.

There were no personnel related accidents as a result of the structural failure at the silo. Upon confirmation of the failure, Ramaco personnel idled the Elk Creek preparation plant, and placed a safety zone around the areas that could potentially be impacted from a more severe failure. As of the date of this report, the Company does not have an estimated time frame for the resumption of processing or shipping coal from the Elk Creek infrastructure and is unable to predict the overall impact that the incident will have on the Company’s business and future results of operations.

As of November 7, 2018, the Company has notified all of its Elk Creek coal customers of its declaration of force majeure to the remaining 2018 coal contract obligations due to the aforementioned partial structural failure of one of the silos at our Elk Creek complex.  It is not anticipated at this time that any 2019 coal sales will be affected or a declaration of force majeure will be needed with respect to 2019 commitments.

A review of our insurance policies has provided us with comfort that we have sufficient coverages to address potential gaps in our coal sales, as well as to cover costs necessary to restore our processing capability.  We have provided notice to our insurer of the damaged silo and we believe that we have sufficient business interruption and replacement coverages.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Consolidated statement of operations data
Revenues	$62,165,738	$14,404,979	$183,386,943	$37,016,753
Cost and expenses
Cost of sales (exclusive of items shown separately below)	49,406,271	16,525,352	141,597,265	39,146,225
Other operating costs and expenses	—	111,668	—	225,658
Asset retirement obligation accretion	123,468	101,276	370,403	303,829
Depreciation and amortization	3,347,777	867,967	8,740,659	1,334,983
Selling, general and administrative	3,484,395	3,141,237	10,607,793	9,241,880
Total cost and expenses	56,361,911	20,747,500	161,316,120	50,252,575

Operating income (loss)	5,803,827	(6,342,521)	22,070,823	(13,235,822)

Interest and dividend income	23,155	75,130	26,389	291,901
Other income	1,036,418	31,869	2,038,426	150,104
Interest expense	(589,199)	(21)	(1,006,118)	(22,841)
Income (loss) before taxes	6,274,201	(6,235,543)	23,129,520	(12,816,658)

Income tax expense	62,873	—	1,448,479	—

Net income (loss)	$6,211,328	$(6,235,543)	$21,681,041	$(12,816,658)

Adjusted EBITDA	$11,006,176	$(5,021,402)	$35,160,488	$(8,981,566)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Three months ended September 30,
	2018	2017	Increase
Company Produced
Coal sales revenue	$51,963,193	$8,007,743	$43,955,450
Tons sold	509,918	100,992	408,926
Purchased from Third Parties
Coal sales revenue	$10,202,545	$6,397,236	$3,805,309
Tons sold	89,935	55,767	34,168

Coal sales in the third quarter of 2018 were approximately $47.8 million higher than in the third quarter of 2017 due to substantially higher volumes sold and higher realized prices.

Cost of sales. Our cost of sales totaled $49.4 million for the three months ended September 30, 2018 as compared with $16.5 million for the same period in 2017.

The total cash cost per ton sold (FOB mine) for the third quarter of 2018 was approximately $65 for our produced coal and approximately $97 for coal we purchased from third parties. The $65 cash costs per ton in the third quarter of 2018 were down from approximately $85 in the third quarter of 2017. The difference was primarily due to the higher cost of processing our coal at third party facilities in 2017, before completion of our own prep plant facilities.

Other operating costs and expenses. This includes costs and expenses which are not directly related to a specific mining operation. It typically includes general land management costs and some permit and license fees. The Company did not incur any of these costs in the three months ended September 30, 2018.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in both of the three-month periods ended September 30, 2018 and 2017.

Depreciation and amortization. Our depreciation and amortization costs for the third quarter of 2018 were $3.3 million as compared with $0.9 million for the third quarter of 2017. Increased depreciation and amortization costs result from our significantly expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $3.5 million for the quarter ended September 30, 2018 as compared with $3.1 million for the same period in 2017. This increase reflected the growth of our organization as we began producing and selling coal.

Interest and dividend income. Interest and dividend income decreased by approximately $0.1 million in the three months ended September 30, 2018 as compared with the prior year period.

Other income. Other income increased by $1.0 million for the three months ended September 30, 2018 as compared with the same period in 2017. This increase was primarily driven by an increase in third-party royalty income and rail rebates received during the third quarter of 2018.

Interest expense. Interest expense increased by $0.6 million in the three months ended September 30, 2018 as compared with the prior year period. This was driven by the increase in the Company’s outstanding debt during the current year.

Income tax expense. For the three months ended September 30, 2018, we recognized income tax expense of $0.1 million, or an effective income tax rate of 1.0%. Our estimated full year effective tax rate for 2018 is comprised of the expected statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Cash taxes paid for 2018 are expected to be less than $0.4 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes.

We did not recognize any income tax expense or benefit for the three months ended September 30, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Nine months ended September 30,
	2018	2017	Increase
Company Produced
Coal sales revenue	$145,736,255	$16,183,334	$129,552,921
Tons sold	1,405,839	210,151	1,195,688
Purchased from Third Parties
Coal sales revenue	$37,650,688	$18,595,745	$19,054,943
Tons sold	331,296	130,685	200,611

Coal sales in the nine months ended September 30, 2018 were approximately $148.6 million higher than in the nine months ended September 30, 2017 due to substantially higher volumes sold and higher realized prices on company produced coal. In the nine months ended September 30, 2017, we also recognized $2.2 million of revenue for the processing of coal for third parties. We ceased processing third-party coal in April 2017 and have no current plans to begin those operations again.

Cost of sales. Our cost of sales totaled $141.6 million for the nine months ended September 30, 2018 as compared with $39.1 million for the same period in 2017. Cost of sales for the nine months ended September 30, 2017 includes $1.7 million of costs associated with the processing of coal for third parties.

The total cash cost per ton sold (FOB mine) for the nine months ended September 30, 2018 was approximately $62 for our produced coal and approximately $95 for coal we purchased from third parties. Cash costs per ton for our produced coal during the nine months ended September 30, 2018 was down from approximately $80 during the nine months ended September 30, 2017. Our cost of sales in the nine months ended September 30, 2017 reflect the costs incurred at our first two operating mines, the Alma Mine and the Eagle Mine, which began commercial mining activities in that period. We also encountered third-party processing costs and increased trucking costs while awaiting the completion of our own processing facilities during the 2017 period.

Other operating costs and expenses. This includes costs and expenses which are not directly related to a specific mining operation. It typically includes general land management costs and some permit and license fees. The Company did not incur any of these costs during the nine months ended September 30, 2018.

Asset retirement obligation accretion. Asset retirement obligation accretion was approximately $0.4 million during the nine months ended September 30, 2018, compared to $0.3 million in the nine months ended September 30, 2017.

Depreciation and amortization. Our depreciation and amortization costs for the nine months ended September 30, 2018 were $8.7 million as compared with $1.3 million for the nine months ended September 30. 2017. Increased depreciation and amortization costs resulted from our significantly expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $10.6 million during the nine months ended September 30, 2018 as compared with $9.2 million for the same period in 2017. The total for the nine months ended September 30, 2017 includes $2.1 million of equity-based compensation expense for the accelerated vesting of stock options which became fully vested upon our initial public offering. Equity-based compensation expense for the nine months ended September 30, 2018 totaled $1.9 million. The increase exclusive of the change in equity-based compensation expense reflected the growth of our organization as we began producing and selling coal.

Interest and dividend income. Interest and dividend income decreased by $0.3 million in the nine months ended September 30, 2018 as compared with the prior year period. This decrease was primarily due to interest earned on investment securities held by the Company during the 2017 period, which did not recur during the 2018 period.

Other income. Other income was $2.0 million for the nine months ended September 30, 2018 as compared with $0.2 million for the same period in 2017. This increase was primarily driven by an increase in third-party royalty income and rail rebates during the nine months ended September 30, 2018.

Interest expense. Interest expense increased by $1.0 million during the nine months ended September 30, 2018 as compared with the prior year period. This increase was driven by the increase in the Company’s outstanding debt during the current period.

Income tax expense. For the nine months ended September 30, 2018, we recognized income tax expense of $1.4 million, or an effective income tax rate of 6.3%. Our estimated full year effective tax rate for 2018 is comprised of the expected statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Cash taxes paid for 2018 are expected to be less than $0.4 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes.

We did not recognize any income tax expense or benefit for the nine months ended September 30, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$6,211,328	$(6,235,543)	$21,681,041	$(12,816,658)
Depreciation and amortization	3,347,777	867,967	8,740,659	1,334,983
Interest expense (income), net	566,044	(75,109)	979,729	(269,060)
Income taxes	62,873	—	1,448,479	—
EBITDA	10,188,022	(5,442,685)	32,849,908	(11,750,735)
Equity-based compensation	694,686	320,007	1,940,177	2,465,340
Accretion of asset retirement obligation	123,468	101,276	370,403	303,829
Adjusted EBITDA	$11,006,176	$(5,021,402)	$35,160,488	$(8,981,566)

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Revenues	$51,963,193	$10,202,545	$62,165,738	$8,007,743	$6,397,236	$14,404,979
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	6,185,300	1,090,911	7,276,211	2,430,458	636,248	3,066,706
Non-GAAP revenues (FOB mine)	$45,777,893	$9,111,634	$54,889,527	$5,577,285	$5,760,988	$11,338,273
Tons sold	509,918	89,935	599,853	100,992	55,767	156,759
Revenues per ton sold (FOB mine)	$89.78	$101.31	$91.50	$55.23	$103.30	$72.33

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Revenues (a)	$145,736,255	$37,650,688	$183,386,943	$16,183,334	$18,595,745	$34,779,079
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	18,172,910	4,282,576	22,455,486	4,774,631	1,947,207	6,721,838
Non-GAAP revenues (FOB mine)	$127,563,345	$33,368,112	$160,931,457	$11,408,703	$16,648,538	$28,057,241
Tons sold	1,405,839	331,296	1,737,135	210,151	130,685	340,836
Revenues per ton sold (FOB mine)	$90.74	$100.72	$92.64	$54.29	$127.39	$82.32

(a) The nine months ended September 30, 2017 exclude coal processing revenue of $2.2 million.

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Cost of sales	$39,583,647	$9,822,624	$49,406,271	$10,965,519	$5,559,833	$16,525,352
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	6,226,914	1,116,231	7,343,145	2,430,458	636,248	3,066,706
Non-GAAP cash cost of coal sales	$33,356,733	$8,706,393	$42,063,126	$8,535,061	$4,923,585	$13,458,646
Tons sold	509,918	89,935	599,853	100,992	55,767	156,759
Cash cost per ton sold	$65.42	$96.81	$70.12	$84.51	$88.29	$85.86

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total

Cost of sales (a)	$105,804,845	$35,792,420	$141,597,265	$21,606,662	$15,844,113	$37,450,775
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	18,738,116	4,415,770	23,153,886	4,774,631	1,947,207	6,721,838
Non-GAAP cash cost of coal sales	$87,066,729	$31,376,650	$118,443,379	$16,832,031	$13,896,906	$30,728,937
Tons sold	1,405,839	331,296	1,737,135	210,151	130,685	340,836
Cash cost per ton sold	$61.93	$94.71	$68.18	$80.09	$106.34	$90.16

(a) The nine months ended September 30, 2017 excludes cost of sales related to coal processing of $1.7 million.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Nine months ended September 30,
	2018	2017
Consolidated statement of cash flow data:
Cash flows from operating activities	$20,473,486	$(12,521,430)
Cash flows from investing activities	(34,683,141)	(12,704,054)
Cash flows from financing activities	13,757,897	29,291,926
Net change in cash and cash equivalents	$(451,758)	$4,066,442

Cash flows from operating activities during the nine months ended September 30, 2018 increased from the nine months ended September 30, 2017 principally due to increases in our earnings. Significantly increased operations in the first nine months of 2018 required a greater investment in working capital.

Net cash used in investing activities was $34.7 million for the nine months ended September 30, 2018 as compared with $12.7 million for the same period of 2017. Our capital expenditures totaled $39.9 million and $53.3 million in the 2018 and 2017 periods, respectively. During the nine months ended September 30, 2017, we purchased $14.9 million of investment securities. We received proceeds of $5.2 million from maturing investment securities during the 2018 period, as compared with net proceeds from investment securities of $55.5 million in the 2017 period.

Cash flows from financing activities were $13.8 million for the nine months ended September 30, 2018, which was primarily due to net short-term borrowings of $15.5 million, partially offset by repayments on borrowings and insurance financing of $1.7 million. Cash flows from financing activities were $29.3 million for the nine months ended September 30, 2017, which was primarily due to net proceeds from our initial public offering of $46.0 million, partially offset by repayments on borrowings and insurance financing of $11.3 million and distributions to owners of $5.4 million.

Indebtedness

In February 2018, we borrowed $6.0 million under a short-term note from an unrelated third-party lender in order to manage accounts receivable. The note is secured by a portion of our mobile mining equipment (“the Equipment Note”). Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. During the nine months ended September 30, 2018, we repaid $1.0 million under the Equipment Note. As of September 30, 2018, the outstanding principal balance was $5.0 million.  The Equipment Note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed below.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party secured by certain inventory. Interest accrues monthly at 10.0%. The outstanding principal balance is due on December 15, 2018 but may be prepaid without penalty at any time. As of September 30, 2018, the outstanding principal balance was $3.0 million.  This note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed below.

In June 2018, we borrowed an additional $7.0 million under a short-term note from the same unrelated equipment lender in order to manage accounts receivable (the “Additional Equipment Note”). The Additional Equipment Note is also secured by the same mobile mining equipment as the Equipment Note. Interest accrues monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance is due on December 31, 2018 but may be prepaid without penalty at any time. We anticipate securing a comprehensive asset base credit facility before the maturity of the Additional Equipment Note. As of September 30, 2018, the outstanding principal balance was $7.0 million.  The Additional Equipment Note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed below.

On November 2, 2018 the Company entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association.  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 letter of credit availability (the “Revolving Credit Facility”).  The Company intends to use the Credit Facility to refinance the existing Equipment Note, Additional Equipment Note and the note due to Ramaco Coal, LLC, and provide working capital. The Credit Facility has a maturity date of November 2, 2021. For additional information on this Credit Facility, see Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

Liquidity

As of September 30, 2018, our available cash was $5.5 million. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. During the first nine months of 2018, our capital expenditures totaled approximately $40 million.

Management believes that current cash on hand, cash flow from operations, and availability under the Revolving Credit Facility will be sufficient to meet its current capital expenditure and operating plans.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report other than described below.

Our Elk Creek preparation plant is currently idled as a result of a structural failure. If the preparation plant remains idled for an extended period of time or does not resume operations in a timely manner, our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders could be adversely affected.

On November 5, 2018, one of our three raw coal storage silos that feed our Elk Creek plant in West Virginia experienced a partial structural failure, which included various components internal to the silo. Our personnel idled the preparation plant and placed a safety zone around the areas that could potentially be impacted from a more severe failure. We are in the process of evaluating the structural integrity of the damaged silo, and similar evaluations will be conducted on the other two silos at Elk Creek.

At this time, we are still evaluating how long we can produce coal at Elk Creek while not being able to utilize the preparation plant, given our existing stockpile space.  We are also evaluating how quickly we can repair the damaged silo and the cost of such repairs, the amount of potential lost revenue, of the impact of insurance policies to cover the losses, and possible regulatory actions related to the incident. As of the date of this report, we do not have an estimated time frame for the resumption of normal coal washing and loading and we are unable to predict the overall impact that the incident will have on our business and future results of operations. For example, if the preparation plant remains idled for an extended period of time or does not resume operations in a timely manner, we may be forced to curtail production from our Elk Creek mines until the preparation plant is again, which would negatively impact our business, financial condition, results of operations, cash flows and ability to pay future dividends to our stockholders.

In addition, we issued force majeure notices to certain of our customers as a result of the incident. If the silo failure is not determined to be a force majeure event under our contracts, any resulting failure on our part to deliver coal to the purchaser under contract could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the applicable agreement, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay future dividends to our stockholders. If the silo failure is determined to be a force majeure event under our contracts, customers may elect to defer currently contracted tons to a later date at their contracted prices, which are at substantially lower levels than our 2019 committed tons.

Finally, we maintain insurance policies for a number of risks and hazards, including this incident; however, we are still evaluating whether we will be fully insured against all losses or liabilities that could arise from this incident. If losses or liabilities from the incident are not fully covered by insurance, this could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay future dividends to our stockholders.

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

RAMACO RESOURCES, INC.

November 7, 2018	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

November 7, 2018	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman and Chief Financial Officer
(Principal Financial Officer)