Form 10-K
period 2018-12-31
Ramaco Resources, Inc.
filed 2019-03-19
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $54.0 million.

As of March 15, 2019, the registrant had 40,839,977 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2019 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2018 (the “2019 Proxy Statement”).

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

●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, bank and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities; and
●	other risks identified in this Annual Report that are not historical.

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

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We completed our initial public offering (“IPO”) on February 8, 2017 and our common stock is listed on the NASDAQ Global Select Market under the symbol “METC.”

As used herein, “Ramaco Resources,” “we,” “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 248 million tons of high-quality metallurgical coal reserves and advantaged geology leading to lower cash costs. Our near-term development portfolio includes four key assets: Elk Creek, Berwind, RAM Mine and Knox Creek.

We commenced initial production of metallurgical coal at our Elk Creek mining complex in late December 2016. During 2017, we developed and opened two deep mines and a surface mine at Elk Creek. During 2018, we opened one additional deep mine at Elk Creek. Additionally, we constructed and activated the Elk Creek preparation plant and rail load-out facility in late October 2017. We also began development mining at our Berwind property in late 2017 and continued our purchased coal program which augments our sales. Our aggregate production for 2018 was approximately 1.8 million clean tons of coal.

In 2017, we sold approximately 0.6 million tons of coal, including approximately 0.2 million tons of purchased coal. In 2018, we sold approximately 2.1 million tons of coal, including approximately 0.4 million tons of purchased coal.

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

Proceeds of our IPO, based on the public offering price of $13.50 per share, were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, and after deducting discounts and offering expenses paid directly by us, we received net proceeds of approximately $43.7 million. We used $10.7 million of the net proceeds to repay indebtedness owed to Ramaco Coal, LLC, an affiliated entity. The remaining proceeds of the IPO were used for general corporate purposes, including development of the Elk Creek mining complex. All units of our then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12.76 million shares of common stock at the time of the IPO.

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

U.S. metallurgical coal production increased from 74 million tons in 2017 to 82 million tons in 2018, down from a peak of 91 million tons in 2011. U.S. metallurgical coal is primarily produced from underground mines located in the Appalachia coal regions. Metallurgical coal is transported by truck, rail (primarily Norfolk Southern or CSX), and barge to coke batteries located in the U.S. Metallurgical coal contracts in the U.S. frequently have one-year terms, although some buyers contract for shorter or longer terms. Domestic prices are historically not as volatile as international benchmark or indexed prices. Due to the modest but stable market for metallurgical coal consumption in the U.S., any supply in excess of what can be consumed domestically is exported.

The United States is the second largest seaborne exporter of metallurgical coal, behind Australia and ahead of Canada. The volume of metallurgical coal trading on the seaborne market (including Mongolian exports) was estimated to be 329 million metric tons in 2018, up 6% from 311 million metric tons in 2017. Australia is the dominant seaborne supplier and is expected to have accounted for approximately 54% of 2018 volumes, followed by the U.S. with approximately 17% of supply and Canada with approximately 11% of supply. U.S. metallurgical coal exports totaled 57 million tons in 2017 and 63 million tons in 2018. The United States has a geographic advantage over Australia and Canada in serving customers in the Atlantic Basin, primarily Europe and Brazil.

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

Seaborne metallurgical coal prices in 2016, 2017 and 2018 have seen significant volatility. In early 2016, a new Chinese policy that limited domestic coal miners to 276 work days a year resulted in a significant decrease in Chinese production and a resulting increase in seaborne demand, which increased prices from well below $100 per metric ton (“MT”) in early 2016 to over $300 per MT. A reversal of this policy in late 2016 caused prices to fall to the mid-$150s per MT. A subsequent cyclone that hit the center of metallurgical coal production and supply chain operations in Australia in early 2017 caused prices to briefly spike to near $300 per MT. Since mid-2017, metallurgical prices have remained strong, averaging just over $200 per MT. This is in part because the Chinese workday restrictions were replaced by a more permanent solution targeting smaller, less efficient, and generally higher cost mines for closure. Sxcoal noted that Chinese domestic met coal production was roughly flat in 2017, while falling 2% in 2018, despite strong pricing. As of March 7, 2019, metallurgical coal pricing was $215 per MT.

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

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth and cash flow generation by:

Developing and Operating Our Metallurgical Coal Properties.   We have a 248-million-ton reserve base of high-quality metallurgical coal and four long-lived projects under development. Our initial project, Elk Creek, commenced production in late December 2016 and produced 548 thousand clean tons of metallurgical coal during 2017 and 1.8 million clean tons of metallurgical coal during 2018. We also initiated development mining at our Berwind mine. We plan to operate these mines at their optimum productivities and complete development of our remaining projects. Overall, we plan to grow production to more than 4.0 million clean tons of metallurgical coal over the next three to four years depending on the rate at which we are able to deploy capital. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

Enhancing Coal Purchase Opportunities. During 2018, we purchased approximately 0.4 million clean ton equivalents from third party producers. After washing at one of our coal preparation plants, we sold this tonnage to customers for our own account. Purchased coal is complementary from a blending standpoint with our produced coals or it may also be sold as an independent product.

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

Maintaining a conservative capital structure and prudently managing the business for the long term. We are committed to maintaining a conservative capital structure with what we believe to be a reasonable amount of debt that will afford us the financial flexibility to execute our business strategies on an ongoing basis.

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

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. The following map shows the location of our mining complexes and projects:

Inset
Logan
Elk Creek
Raleigh
Ramaco Resources, LLC Prop.
Mingo
Wyoming
Kentucky
West Virginia
Pike
Ramaco Resources Land Holdings, LLC Prop.
McDowell
Virginia
Mercer
Ramaco Resources Land Holdings, LLC Prop.
Jewell
Berwind
Tazewell
Buchanan
Ramaco Resources, LLC Prop.
Knox Creek
Ramaco Resources Land Holdings, LLC Prop.
Pittsburgh
Pennsylvania
Ram Mining Properties
Morgantown
Maryland
Baltimore
Washington
Louisville
Huntington
Charleston
West Virginia
Lexington
Kentucky
Beckley
Hazard
Richmond
Virginia
Harlan
Pineville
Harlan
See inset for more detailed view
1 in = 50 miles

Elk Creek Mining Complex

Our Elk Creek mining complex in southern West Virginia began production in late December 2016. The Elk Creek property consists of approximately 20,552 acres of controlled mineral and contains 24 seams that we believe can be economically mineable. Nearly all our seams contain high-quality, high volatile metallurgical coal, which are accessible at or above drainage. Additionally, almost all of this coal is high-fluidity, which is an important factor in metallurgical coal.

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through leases and subleases from Ramaco Coal, LLC. We estimate that the Elk Creek mining complex contains reserves capable of yielding approximately 96 million tons of clean saleable metallurgical coal.

We currently market most of the coal produced from the Elk Creek mining complex as a blended high volatile A/B composite. More recently we have chosen to segregate our high volatile A coals, so that they can be sold at a premium. Our market for Elk Creek production is principally North American coke and steel producers. We also market our coal to European, South American and Indian customers, and occasionally to coal traders and brokers for use in filling orders for their blended products. Additionally, we seek to market a portion of our coal in the specialty coal markets.

In 2017, we completed construction of a 700 raw ton-per-hour preparation plant at our Elk Creek mining complex. The plant has a large-diameter (48”) heavy-media cyclone, dual-stage spiral concentrators, froth flotation, horizontal vibratory and screen bowl centrifuges. We believe the preparation plant design and capacity will adequately support approximately 5.4 million raw tons of production or, approximately 2.2 million clean saleable tons (assuming a 41% plant yield). The existing and proposed Elk Creek mines are all within six miles of the preparation plant.

We also completed construction of the Elk Creek rail load-out in 2017. The rail load-out is a single-stage certified batch-weigh system capable of loading 4,000 tons per hour and a full 150-car unit train in under four hours. The load-out facility is served by the CSX railroad. We also have the ability to develop a rail-loading facility on the Norfolk Southern railroad, which would facilitate dual rail service. We have not undertaken any steps for development of a Norfolk Southern rail facility at this time.

The existing impoundment at Elk Creek is planned to be converted to a combined refuse facility in the future. The combined capacity is expected to provide approximately 20 years of disposal life for our operations. We completed construction of our plate presses to allow for dewatering material currently being pumped to our impoundment. This equipment will be utilized for a portion of the time in the near term and will ultimately process all waste material for placement in the combined refuse facility.

On November 5, 2018, one of our three raw coal storage silos that feed our Elk Creek plant experienced a partial structural failure. The prep plant at our Elk Creek mining complex was idled for approximately three weeks due to the partial structural failure of the silo. The silo was subsequently demolished and will not be replaced. In late November 2018, we completed a temporary conveying system at our Elk Creek mining complex. The temporary conveying system allowed us to bypass the damaged raw coal storage silo, which has since been demolished, and allowed for the immediate processing and shipping of coal at approximately 80% of the entire plant capacity, throughout December 2018. In February 2019, we completed the fabrication of a higher capacity bypass system to provide a secondary conveyance system, which operates at greater than 80% of processing capacity with increased reliability compared to the initial bypass system. We anticipate completion of rehabilitation work to the two remaining silos in the second quarter of 2019 at which point we expect the prep plant to return to full processing capacity. Our insurance carrier has disputed our claim for coverage based on certain exclusions to the applicable policy. We are still evaluating whether we will be fully insured against all losses or liabilities that could arise from this incident.

The Alma mine, our first mine at Elk Creek commenced production in late December 2016. The Eagle deep mine was completed and began production in mid-2017. Two additional mines, the #1 Surface and Highwall mine and the #2 Gas mine, were developed in the fourth quarter of 2017. All of our existing mines at Elk Creek are now operating at their full anticipated run rate.

A large portion of the controlled reserves are permitted through existing, issued permits. We currently have three mining permits that have not been activated and are actively pursuing multiple new permits.

Berwind

Our Berwind coal property sits on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low volatile coals. Once we complete development mining, we expect to experience above average seam height. Development of our Berwind mining complex began in late 2017 with developmental production commencing in November 2017. Development mining will occur in the thinner Pocahontas No. 3 seam and advance to a point where that seam overlaps with the thicker Pocahontas No. 4 seam, lying approximately 65 feet above the Pocahontas No. 3 seam. We plan to drive a slope into the Pocahontas No. 4 seam, which will become the primary production seam. During 2018, we produced 0.1 million clean tons from the Berwind mine, and we expect to produce between 0.2 million and 0.3 million clean tons in 2019 from the Berwind mine. We estimate that the mine life for the Berwind mine is more than 20 years.

The Berwind property consists of approximately 31,200 acres of controlled mineral and contains a large area of Squire Jim seam coal deposits. The Squire Jim seam of coal is the lowest known coal seam on the geologic column in this region, and due to depth of cover has never been significantly explored. We have outcrop access to this seam at the top of an anticline.

We have the necessary permits for the Berwind mine for our current and budgeted operations. It’s anticipated that a permit for our Squire Jim seam room-and-pillar underground mine may be issued during 2019. At this point, we do not anticipate activating this mining permit.

Knox Creek

In July 2016, we acquired a preparation plant and coal-loading facility along with a refuse impoundment, an idle mine and surface and mineral properties at our Knox Creek operations. The Tiller Mine slope face-up and shafts are idle. We have recently explored the Tiller mine, which could provide access via our inter-seam slope to the Jawbone seam, which is the coal seam above the Tiller seam. We are continuing to evaluate the feasibility of a potential high volatile A metallurgical deep mine in the Jawbone seam of coal. We are currently developing a mine plan for the Jawbone seam, as well as seeking permit modifications that would allow us to mine the Jawbone seam from existing permits.

The Knox Creek property consists of approximately 61,343 acres of controlled mineral. In 2016, we began the purchasing and processing of coal from third parties in the Knox Creek preparation plant for sale for our own account. We also process and load coal trucked from our Berwind mine at this facility.

The Knox Creek facility is comprised of a 650 tons per hour preparation plant and loadout on site. Refuse is disposed of in an existing impoundment. Rail service is provided by Norfolk Southern.

During 2017 we purchased a number of leases near Knox Creek from various subsidiaries of The Brink’s Company and we leased additional reserves from a third party that abut both the Brink’s properties and our Knox Creek reserves. Two third-party producers sublease portions of these properties from us and their operations provide royalty income, as well as coal production, that could be purchased for resale to customers. We anticipate entering into additional leases and subleases of our reserves at Knox Creek with third parties.

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

The RAM Mine coal reserve is not yet permitted, although we have applied for a permit and it is in the final phase of the permit application process. We expect this permit to be issued in 2019.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market to U.S.-based blast furnace steel mills and U.S.-based coke plants, in addition to international markets mostly in Europe, South America and Asia. When at full production, we also expect to market approximately 120,000 clean tons per year to specialty coal customers, such as foundry coke, activated carbon products, and specialty metal producers, for premium prices. We also plan to market up to 10% of our total production, virtually all from our surface mines, as thermal coal for sale to domestic utilities or as a specialty coal.

We sold 2.1 million tons of coal during 2018. Of this, 65% was sold to North American markets and 35% was sold into export markets. Principally, our export market sales were made to Europe. Our focus in 2018 was introducing the quality of our coal for use in coke ovens, which facilitated our participation at market pricing in the metallurgical coal domestic contracting season for shipments in 2019.

During 2018, sales to five customers accounted for approximately 63% of total revenue, with no single customer accounting for more than 15% of total revenue. The total balance due from these customers at December 31, 2018 was approximately 72% of total accounts receivable.  No other customer accounted for more than 10% of our revenue during this period. If a major customer decided to stop purchasing coal from us or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

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

Competition

Our principal domestic competitors include Blackhawk Mining, LLC, Coronado Global Resources, Inc., Corsa Coal Corp, Arch Coal, Inc., Contura Energy, Inc., Warrior Met Coal, Inc., and Mission Coal, LLC. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, Colombia and South Africa. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

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

In addition, our customers are subject to extensive regulation regarding the environmental impacts associated with the combustion or other use of coal, which may affect demand for our coal. Changes in applicable laws or the adoption of new laws relating to energy production, greenhouse gas (“GHG”) emissions and other emissions from use of coal products may cause coal to become a less attractive source of energy, which may adversely affect our mining operations, the cost structure and, the demand for coal. For example, if the GHG emissions rates or caps adopted under the CPP or proposed under its replacement are upheld or a tax on carbon is imposed, the market share of coal as fuel used to generate electricity would be expected to decrease.

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

Finally, we typically submit necessary mining permit applications several months, or even years, before we anticipate mining a new area. However, we cannot control the pace at which the government issues permits needed for new or ongoing operations. For example, the process of obtaining CWA permits can be particularly time-consuming and subject to delays and denials. The EPA also has the authority to veto permits issued by the U.S. Army Corps of Engineers (the "Corps") under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Even after we obtain the permits that we need to operate, many of the permits must be periodically renewed, or may require modification. There is some risk that not all existing permits will be approved for renewal, or that existing permits will be approved for renewal only upon terms that restrict or limit our operations in ways that may be material.

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

Some international customers require new suppliers to post performance guarantees during the initial stages of qualifying to become a long-term supplier. To date we have not had to provide a performance guarantee, but it is possible that such a guarantee could be required during 2019.

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

Clean Air Act

The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the GHG issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

●

Clean Air Interstate Rule and Cross-State Air Pollution Rule. The Clean Air Interstate Rule (“CAIR”) calls for power plants in 28 states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrogen oxide pursuant to a cap-and-trade program similar to the system now in effect for acid rain. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a replacement rule to CAIR, which requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. Following litigation over the rule, the EPA issued an interim final rule reconciling the CSAPR rule with a court order, which calls for Phase 1 implementation of CSAPR in 2015 and Phase 2 implementation in 2017. In September 2016, the EPA finalized an update to CSAPR for the 2008 ozone NAAQS by issuing the final CSAPR Update. Beginning in May 2017, the CSAPR Update further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States. For states to meet their requirements under CSAPR, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. However, the practical impact of CSAPR may be limited because utilities in the U.S. have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards (“MATS”) regulations, which require overlapping power plant emissions reductions.

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

●

Mercury and Hazardous Air Pollutants. In February 2012, the EPA formally adopted the MATS rule to regulate emissions of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal- and oil-fired power plants. Following a legal challenge to MATS, the EPA issued a new determination in April 2016 that it is appropriate and necessary to regulate these pollutants from power plants. In December 2018, the EPA proposed a rule that would reverse its determination that it is appropriate and necessary to regulate these pollutants. However, as proposed, this rule would not alter or eliminate the emissions standards established by the MATS rule. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

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

At the international level, President Obama announced in November 2014 that the United States would seek to cut net GHG emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy. In addition, the United Nations Conference on Climate Change created the Paris Agreement in December 2015. This agreement has been ratified by more than 70 countries, and entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The United States signed the agreement in April 2016; however, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. Pursuant to the terms of the Paris Agreement, the earliest date the United States can withdraw is November 2020.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, EPA finalized the CPP to cut carbon emissions from existing power plants. The CPP creates individualized emission guidelines for states to follow, and requires each state to develop an implementation plan to meet the individual state’s specific targets for reducing GHG emissions. The EPA also proposed a federal compliance plan to implement the CPP in the event that a state does not submit an approvable plan to the EPA. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP. This stay suspends the rule and will remain in effect until the completion of the appeals process. The Supreme Court’s stay only applies to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. In March 2017, President Trump directed the EPA to review the CPP and related rules and actions for consistency with the new administration’s policy objectives. Pursuant to this direction, the EPA proposed a rulemaking in October 2017 that would withdraw the CPP. On December 18, 2017, EPA issued an advance notice of proposed rulemaking (ANPRM”) to announce it is considering new emission guidelines to replace the CPP and is soliciting information on how best to implement such regulations. On August 31, 2018, EPA proposed a rule that would replace the CPP with a new rule titled the Affordable Clean Energy (“ACE”) Rule. Although the ACE rule moves away from the individualized emission guidelines of the CPP, it would still require states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. If the CPP is ultimately upheld, and depending on how it is implemented by the states, it could have an adverse impact on the demand for coal for electric generation. Similarly, if EPA chooses to promulgate new emissions limitations to replace the CPP, such as the ACE rule, these could also have an adverse impact on the demand for coal for electric generation.

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

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that became effective on August 28, 2015. We anticipate that the WOTUS rules, if upheld in litigation and by the EPA, will expand areas requiring NPDES or Corps Section 404 permits. Many groups have filed suit to challenge the validity of this rule. In October 2015, the U.S. Court of Appeals for the Sixth Circuit had stayed the rule nationwide pending the outcome of this litigation. In January 2018, the U.S. Supreme Court ruled that only U.S. district courts have jurisdiction to hear challenges to that rule. As a result of that ruling, the Sixth Circuit dissolved its nationwide stay of the WOTUS rules on February 28, 2018. However, on February 6, 2018, the EPA and the U.S. Army Corps of Engineers published a final rule extending the applicability date of the 2015 Clean Water Rule to February 6, 2020. This change prevented the WOTUS rules from immediately coming back into effect after the stay was lifted. However, the February 2018 delay rule is subject to pending judicial challenges in multiple federal district courts. Furthermore, in February 2017, President Trump issued an Executive Order directing the EPA to review and revise or rescind the WOTUS rule. On June 27, 2017, EPA proposed a rulemaking that would implement this directive by rescinding the 2015 rulemaking and re-codifying the definition in place prior to 2015. In December 2018, EPA and the Army Corps of Engineers issued a proposed rule that, if finalized, would narrow the scope of their jurisdiction. To the extent that the outcome of the pending litigation or any future rules expand the scope of the Clean Water Act's jurisdiction, the CWA permits our lessees need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our lessees’ ability to conduct their mining operations or to do so profitably.

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

EPA began regulating coal ash as a solid waste under Subtitle D of RCRA in 2015. The EPA’s rule requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. The rule also establishes limits for the location of new sites. As initially promulgated, the rule provided an exemption for closed coal ash impoundments located at inactive facilities and also allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. However, the U.S. Court of Appeals for the D.C. Circuit vacated these provisions of the rule in August 2018. In December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provides for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. These requirements, as well as any future changes in the management of coal combustion residues, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of coal combustion residues, including coal ash, could lead to material liability for our customers under RCRA or other federal or state laws and potentially further reduce the demand for coal.

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

Employees

We had 349 employees as of December 31, 2018, including our named executive officers. We also depend on experienced contractors and third-party industry consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

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

●	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of:

●	the last day of the fiscal year in which we have $1.07 billion or more in annual revenues;
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

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards, but we irrevocably opted out of the extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for other public companies.

Available Information

Our investor relations website is ir.ramacoresources.com and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Conduct and Ethics) and press releases. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.

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

●	weather conditions and other catastrophes, such as explosions, structural failures, fires, floods and accidents;
●	difficulties in attracting a sufficient skilled and unskilled workforce, increases in the level of labor costs and the existence of any labor disputes; and
●	local and general economic and infrastructure conditions.

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

We commenced initial production in late December 2016 at one of our properties, and commercial production in January 2017, at which time we began to generate revenue from production. In 2016 and 2017, we incurred substantial net losses and negative cash flows from operating activities, but in 2018 we transitioned to a profitable company generating positive net income. Nevertheless, we continue development activities at a number of our current and planned mines. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. New companies must develop successful business relationships, establish operating procedures, hire staff, install management information and other systems, establish facilities and obtain licenses, as well as take other measures necessary to conduct their intended business activities. We may not be successful in implementing our business strategies or in completing the development of the infrastructure necessary to conduct our business as planned. In the event that one or more of our mine development programs are not completed or are delayed or terminated, our operating results will be adversely affected and our operations will differ materially from the activities described in this annual report. As a result of industry factors or factors relating specifically to us, we may have to change our methods of conducting business, which may cause a material adverse effect on our results of operations, financial condition and ability to pay dividends to our stockholders.

Our Elk Creek preparation plant was idled as a result of a structural failure to a coal storage silo. If the preparation plant does not return to pre-silo-failure levels in a timely manner, our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders could be adversely affected.

On November 5, 2018, one of our three raw coal storage silos that feed our Elk Creek plant in West Virginia experienced a partial structural failure, which included various components internal to the silo. Our personnel idled the preparation plant and placed a safety zone around the areas that could potentially be impacted from a more severe failure. The preparation plant resumed operations on November 30, 2018 with the installation and commissioning of a temporary conveying system. The temporary conveying system allows us to bypass the damaged raw coal storage silo, which has been demolished, and allowed for the immediate processing and shipping of coal, subject to rail availability. Using this temporary bypass system, we processed and shipped, at 80% of the entire plant capacity, through the Elk Creek plant throughout December 2018.

In February 2019, we completed the fabrication of a higher capacity bypass system to provide a secondary conveyance system, which operates at greater than 80% of capacity with increased reliability compared to the initial bypass system. We anticipate completion of the rehabilitation work to the two remaining silos in the second quarter of 2019, at which time we expect the prep plant to return to full processing capacity.

In addition, we issued force majeure notices to certain of our customers as a result of the incident. The force majeure notices sent regarding the silo failure have been accepted or resolved. Certain of the customers impacted by the force majeure declaration were fully satisfied in 2018 while certain other remaining customers accepted deferred shipments in 2019 with their original contacted prices. No material financial impact based on sales was incurred by us pursuant to these force majeure notices.

Finally, we maintain insurance policies for a number of risks and hazards, including this incident; however, our insurance carrier has disputed our claim for coverage based on certain exclusions to the applicable policy. We are still evaluating whether we will be fully insured against all losses or liabilities that could arise from this incident. If losses or liabilities from the incident are not fully covered by insurance, this could have an adverse effect on our business and financial condition.

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

Substantially all of the metallurgical coal that we produce is sold to steel producers. Therefore, demand for our metallurgical coal is highly correlated to the steel industry. The steel industry’s demand for metallurgical coal is affected by a number of factors including the cyclical nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if less expensive ingredients could be used in substitution for metallurgical coal in the integrated steel mill process, the demand for metallurgical coal would materially decrease, which would also materially adversely affect demand for our metallurgical coal. On March 8, 2018, President Trump signed proclamations imposing a 25 percent tariff on imports of steel mill products and a 10 percent tariff on imports of wrought and unwrought aluminum. While the steel tariffs appear to have had little impact on coal pricing or demand to date, longer term implications for coal markets and the global economy as a whole remain less certain. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Conversely, demand for metallurgical coal from our domestic customers may increase. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.

Sales commitments in the metallurgical coal market are typically not long-term in nature and are generally no longer than one year in duration. Most metallurgical coal transactions in the U.S. are done on a calendar year basis, where both prices and volumes are fixed in the third and fourth quarter for the following calendar year. Globally the market is evolving to shorter term pricing. Some annual contracts have shifted to quarterly contracts and most volumes are being sold on an indexed basis, where prices are determined by averaging the leading spot indexes reported in the market and adjusting for quality. As a result, we are subject to fluctuations in market pricing. We are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. Metallurgical coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future. There can be no assurances we will be able to mitigate such conditions as they arise. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

The failure to access coal preparation facilities may have a material adverse effect on our ability to produce coal for our prospective customers and to meet quality specifications.

The costs of establishing the infrastructure necessary to enable us to continue to ramp up our mining operations will be significant. We have constructed preparation and loading facilities at our Elk Creek mining complex. Our Berwind mine will remain under development until we reach our targeted coal reserves in the Pocahontas No. 4 seam. That coal is currently, and is planned to continue to be, washed at our active Knox Creek plant. At our RAM Mine, we may require access to either newly constructed preparation and loading facilities or arrangements with third parties to process and load our coal. Alternatively we may mine the coal in a manner that allows us to ship the coal direct without washing. We will analyze whether to expend capital to construct preparation facilities or enter into third-party processing arrangements. Our failure to provide the necessary preparation, processing and loading facilities for our projects would have a material adverse effect on our operations.

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

Substantially all of our coal production is comprised of metallurgical coal, which commands a significant price premium over the majority of other forms of coal because of its use in blast furnaces for steel production. Metallurgical coal has specific physical and chemical properties, which are necessary for efficient blast furnace operation. Steel producers are continually investigating alternative steel production technologies with a view to reducing production costs. The steel industry has increased utilization of electric arc furnaces or pulverized coal injection processes, which reduce or eliminate the use of furnace coke, an intermediate product produced from metallurgical coal and, in turn, generally decreases the demand for metallurgical coal. Many alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost high-quality metallurgical coal. While conventional blast furnace technology has been the most economic large-scale steel production technology for a number of years, and emergent technologies typically take many years to commercialize, there can be no assurance that over the longer-term competitive technologies not reliant on metallurgical coal would not emerge, which could reduce the demand and price premiums for metallurgical coal.

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

Economic conditions in the industries in which most of our prospective customers operate, such as steelmaking and electric power generation, substantially deteriorated in recent years and reduced the demand for coal. In the past six years, domestic metallurgical coal demand averaged 20.2 million tons from blast furnaces in Pennsylvania, Ohio, Michigan, Indiana, Alabama, New York and West Virginia. According to Doyle, total thermal and metallurgical coal production in the Central Appalachian Basin is expected to gradually decline, with approximately 64 million tons per year expected to be produced by 2035, representing a compounded annual decline of 0.23% from 67 million tons in 2016. The majority of Central Appalachian coal production is expected to be metallurgical coal. A deterioration of economic conditions in our prospective customers’ industries could cause a decline in demand for and production of metallurgical coal. Renewed or continued weakness in the economic conditions of any of the industries served by prospective customers could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders. For example:

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

Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we earn on sales of our coal. Our margins will reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under U.S. domestic metallurgical coal sales contracts are generally based on expectations of the next year’s coal prices at the time the contract is entered into, renewed, extended or re-opened. Pricing in the global seaborne market is moving towards shorter term pricing models, typically using indexes. The expectation of future prices for coal depends upon many factors beyond our control, including the following:

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

 Metallurgical coal has been an extremely volatile commodity over the past 10 years. More recently, in early 2016, a new Chinese policy that limited domestic coal miners to 276 work days a year resulted in a significant decrease in Chinese production and a resulting increase in seaborne demand, which increased prices from well below $100 per metric ton (“MT”) in early 2016 to over $300 per MT. A reversal of this policy in late 2016 caused prices to fall to the mid-$150s per MT. A subsequent cyclone that hit the center of metallurgical coal production and supply chain operations in Australia in early 2017 caused prices to briefly spike to near $300 per MT. Since mid-2017, metallurgical prices have remained strong, averaging just over $200 per MT. This is in part because the Chinese workday restriction was replaced by a more permanent solution targeting smaller, less efficient, and generally higher cost mines for closure. Sxcoal noted that Chinese domestic met coal production was roughly flat in 2017, while falling 2% in 2018, despite strong pricing. As of March 7, 2019, metallurgical coal pricing was $215 per MT. There are no assurances that supplies will remain low, that demand will not decrease or that overcapacity may resume, which could cause declines in the prices of and demand for coal, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

We cannot assure you that competition from other producers will not adversely affect us in the future. The coal industry has experienced consolidation over the past 10 years, including consolidation among some of our major competitors. We cannot assure you that the result of current or further consolidation in the coal industry, or the reorganization through bankruptcy of competitors with large legacy liabilities, will not adversely affect us. A number of our competitors have idled production over the last several years in light of lower metallurgical coal prices. The recent stability in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market.

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

Our mining operations, including our preparation and transportation infrastructure, are subject to many hazards and operating risks. For example, we experienced a partial structural failure at one of the raw coal storage silos that feeds our Elk Creek plant in West Virginia, which idled our Elk Creek preparation plant for approximately one month. Underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time, thereby adversely affecting our operating results. In addition, if coal production declines, we may not be able to produce sufficient amounts of coal to deliver under future sales contracts. Our inability to satisfy contractual obligations could result in prospective customers initiating claims against us. The operating risks that may have a significant impact on our future coal operations include:

●	variations in thickness of seams of coal;
●	adverse geologic conditions, including amounts of rock and other natural materials intruding into the coal seam, that could affect the stability of the roof and the side walls of the mine;
●	environmental hazards;
●	mining and processing equipment failures, structural failures and unexpected maintenance problems;
●	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials, or other accidents;
●	inclement or hazardous weather conditions and natural disasters or other force majeure events;
●	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
●	delays in moving our mining equipment;
●	railroad delays or derailments;
●	security breaches or terroristic acts; and
●	other hazards or occurrences that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

●	personal injury or loss of life;
●	damage to and destruction of property, natural resources and equipment, including our coal properties and our coal production or transportation facilities;
●	pollution, contamination and other environmental damage to our properties or the properties of others;
●	potential legal liability and monetary losses;
●	regulatory investigations, actions and penalties;
●	suspension of our operations; and
●	repair and remediation costs.

Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured, and we may not be able to recover under our insurance policies, against the losses or liabilities that could arise from a significant accident in our future coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution, contamination and environmental risks generally are not fully insurable. Moreover, a significant mine accident or regulatory infraction could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

Our operations are exclusively located in a single geographic region, making us vulnerable to risks associated with operating in a single geographic area.

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

In addition, scientists have warned that increasing concentrations of greenhouse gases (“GHGs”) in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our business, financial condition and cash flows.

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

If either our preparation plants, or train loadout facilities, or those of a third party processing or loading our coal, suffer extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders. For example, in November 2018 we had to idle our Elk Creek plant in West Virginia for more than three weeks due to the partial structural failure of one of our three raw coal storage silos that feed our Elk Creek plant.

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

We do not expect to enter into significant long-term sales contracts, but if we do, price adjustment, “price reopener” and other similar provisions typical in long-term sales contracts may reduce protection from short-term coal price volatility traditionally provided by such contracts. Price reopener provisions may be included in our future sales contracts. These price reopener provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our profitability. Some annual metallurgical coal contracts have shifted to spot contracts and growing volumes are being sold on an indexed basis, where prices are determined by averaging the leading spot indexes reported in the market, exposing us further to risks related to pricing volatility.

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

While demand for metallurgical coal is not closely linked to domestic demand for electricity, we anticipate that the incidental production of thermal coal will generate up to 10% of our tons sold during 2019, and we may consider increasing our thermal coal operations in the future. In such case, any changes in coal consumption by electric power generators in the United States would likely impact our business over the long term. According to the United States Department of Energy’s Energy Information Administration (“EIA”), in 2015, the domestic electric power sector accounts for more than 90% of total U.S. coal consumption. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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

For example, the low price of natural gas in recent years has resulted, in some instances, in domestic electric generators increasing natural gas consumption while decreasing coal consumption. Federal and state mandates for increased use of electricity derived from renewable energy sources, such as the Clean Power Plan (“CPP”), could also affect demand for our lessees’ coal. Please read “—Risks Related to Environmental, Health, Safety and Other Regulations.” The Trump administration has indicated its intention to reverse some of these requirements. For instance, in October 2017, the U.S. Environmental Protection Agency (“EPA”) proposed a rulemaking that would withdraw the CPP. However, on August 31, 2018, the EPA proposed a rulemaking that would replace the individualized emission guidelines of the CPP with new guidelines for states to use in setting emission standards for power plants within their jurisdictions. Furthermore, such actions are anticipated to be subject to challenge by environmental groups and even some state and local governments seeking to impose limitations on coal usage. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make renewable fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on its business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

According to the EIA, although electricity demand fell in only three years between 1950 and 2007, it declined in six of the eight years between 2008 and 2015. The decline in electricity demand is due to several primary factors, including the steep economic downturn from late 2007 through 2009, the shift from an energy-intensive manufacturing economy to a service economy and an overall improvement in energy efficiency. Other factors, such as efficiency improvements associated with new appliance standards in the buildings sectors, overall improvement in the efficiency of technologies powered by electricity, and future conservation efforts based on implementation of the CPP or its replacement, if any, have slowed or may slow electricity demand growth and may contribute to slower growth in the future, even if the U.S. economy continues its recovery. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession or other similar events, could have a material adverse effect on the demand for coal and on our business over the long term.

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

In order to maintain and grow our business, we will need to make substantial capital expenditures associated with our mines and the construction of coal preparation facilities, which have not yet been constructed. Constructing, maintaining, repairing and expanding mines and infrastructure, including coal preparation and loading facilities, is capital intensive. Specifically, the exploration, permitting and development of coal reserves, and the maintenance of machinery, equipment and facilities, and compliance with applicable laws and regulations require substantial capital expenditures. While we funded a significant amount of the capital expenditures needed to build out our mining and preparation infrastructure at our Elk Creek property with cash on hand, we must continue to invest capital to maintain or to increase our production and to develop any future acquired properties. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities, and we may be required to defer all or a portion of our capital expenditures.

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

Our coal reserves are in areas containing developed or undeveloped oil and natural gas deposits and reservoirs, including the Marcellus Shale in Pennsylvania, and our Virginia reserves are currently the subject of substantial oil and natural gas exploration and production activities, including by horizontal drilling. If we have received a permit for our mining activities, then, while we will have to coordinate our mining with such oil and natural gas drillers, our mining activities are expected to have priority over any oil and natural gas drillers with respect to the land covered by our permit. For reserves outside of our permits, we expect to engage in discussions with drilling companies on potential areas on which they can drill that may have a minimal effect on our mine plan. Depending on priority of interests, our operations may have to avoid existing oil and gas wells or expend sums to plug oil and gas wells.

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

Substantially all of our properties, except those controlled by us at or near Knox Creek and a minor lease at Elk Creek, are leased or subleased to our subsidiaries from entities controlled by Ramaco Coal, LLC, which shares some common ownership with us. Additionally, RAMACO Central Appalachia, LLC (“RCA”) and RAMACO Resources, LLC entered into mutual cooperation agreements concerning the Elk Creek property and Berwind coal reserve, requiring each party to notify the other in the event that such party acquires an interest in real property adjacent to or contiguous with the Elk Creek property or Berwind coal reserve, respectively. RAMACO Northern Appalachia, LLC (“RNA”) and RAM Mining, LLC entered into a mutual cooperation agreement concerning the RAM Mine property, requiring each party to notify the other in the event that such party acquires an interest in real property in Pennsylvania that contains coal or mining rights. We believe these arrangements are on an arm’s length basis. However, prior to our IPO, we did not have a formal board policy in place for approval of related party transactions, or an audit committee. Given the common ownership between Ramaco Coal, LLC and us and the complex contractual obligations under these arrangements, conflicts could arise between us and Ramaco Coal, LLC and the Existing Owners (including our Executive Chairman and our Chief Executive Officer and President). While we have an audit committee and formal related party transaction policy, a conflict may arise which could adversely affect the interests of our stockholders, including, without limitation, conflicts involving compliance with payment and performance obligations under existing leases, and negotiation of the terms of and performance under additional leases we may enter into with Ramaco Coal, LLC or its subsidiaries or affiliates in the future. For example, if a title defect were identified with respect to a property under lease or sublease from our affiliates, we may need to seek return of royalty payments or set off other payments due to such entities. Such a conflict could distract our management and could result in disputes with our affiliates.

While none of our employees who conduct mining operations are currently members of unions, our business could be adversely affected by union activities.

We are not subject to any collective bargaining or union agreement with respect to properties we currently control. However, it is possible that future employees, or those of our contract miners, who conduct mining operations may join or seek recognition to form a labor union or may be required to become a labor agreement signatory. If some or all of the employees who conduct mining operations were to become unionized, it could adversely affect productivity, increase labor costs and increase the risk of work stoppages at our mines. If a work stoppage were to occur, it could interfere with operations and have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to pay dividends to our stockholders.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, including systems that collect, organize, store or use personal data, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers' systems could go unnoticed for a prolonged period of time. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

Failure to adequately protect critical data and technology systems and the impact of data privacy regulation could materially affect us.

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or canceling or impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of employee, royalty owner, or other third party or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our operations, financial condition, results of operations or cash flows. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws.

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

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted. Among other things, the TCJA reduced the U.S. corporate income tax rate from 35% to 21% and repealed the alternative minimum tax (“AMT”) beginning in 2018. The TCJA also generally (i) limits our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (ii) permits us to offset only 80% (rather than 100%) of our taxable income with any net operating losses we generate after 2017. Given the large cut in the regular corporate income tax rate and the elimination of the AMT, we expect a significant reduction in the income taxes we will pay in the future compared to what we would have paid under prior law. Congress could, in the future, revise or repeal the changes made by the TCJA or enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance, to help reduce budget deficits. We are unable to predict whether any of these changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

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

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. The uncertainty over the outcome of litigation challenging the CPP or its replacement, if any, and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations. We or prospective customers may also have to invest in CO2 capture and storage technologies in order to burn coal and comply with future GHG emission standards.

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

We must obtain, maintain, and renew governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on our operations.

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

For example, prior to placing fill material in waters of the United States, such as with the construction of a valley fill, coal mining companies are required to obtain a permit from the Corps under Section 404 of the CWA. The permit can be either a Nation Wide Permit (“NWP”), normally NWP 21, 49 or 50 for coal mining activities, or a more complicated individual permit. NWPs are designed to allow for an expedited permitting process, while individual permits involve a longer and more detailed review process. The EPA has the authority to veto permits issued by the Corps under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit.

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

Participants in the coal mining industry are frequently targeted by environmental activist groups that openly attempt to disrupt the industry. For example, Greenpeace International filed a letter with the SEC alleging that one coal mining company’s filings relating to a proposed public offering of securities may contain incomplete and misleading disclosures regarding the risks of investing in the coal market. On another occasion, the Sierra Club sent a letter to the SEC stating that it believed a coal mining company may be giving potential investors false impressions regarding risks to its business. Other groups have objected to our RAM No. 1 mine permit application in Pennsylvania. It is possible that we could continue to be the target of similar actions in the future, including when we attempt to grow our business through acquisitions or commence new mining operations. If that were to happen, our ability to operate our business or raise capital could be materially and adversely impacted.

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

Our significant stockholders own approximately 81% of our common stock. As a result, our significant stockholders are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of our significant stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, our significant stockholders would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of our significant stockholders. These directors’ duties as employees of our significant stockholders may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Properties

At December 31, 2018, we owned or controlled, primarily through long-term leases, approximately 111,000 acres of coal minerals in Virginia and West Virginia and 1,567 acres of coal minerals in Pennsylvania. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew.

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

Our coal reserve estimates at December 31, 2018 were prepared by our engineers and geologists. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. Periodically, we retain outside experts to independently verify our coal reserve estimates. The most recent studies of our coal reserves at Elk Creek, Berwind and RAM Mine prepared by an independent engineering firm were completed by Weir International, Inc. and True Line, Inc., mining and geological consultants as of December 31, 2017. The most recent studies of our coal reserves at Knox Creek prepared by an independent engineering firm were completed by Weir International, Inc. as of March 31, 2018. The coal reserve estimates were updated through December 31, 2018 by our internal staff of engineers and geologists based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

Our reserves available to us by lease or right to lease from Ramaco Coal, LLC are summarized by project in the table below. All reserves listed for our Elk Creek mining complex, Berwind and RAM Mine properties are controlled by Ramaco Coal, LLC. We lease and sublease approximately 110 million tons of those reserves at our Elk Creek, Berwind and RAM Mine properties. In addition, we have the right to lease approximately 63 million additional tons of reserves controlled by Ramaco Coal, LLC, pursuant to mutual cooperation agreements. We own, lease or sublease the clean recoverable tons at our Knox Creek project.

			Reserves (in millions) (1)
	Location	Mining Method	Proven	Probable	Total	Anticipated Production Start Date	Projected Mine Life (years)	Typical Met Coal Quality (2)	Planned Transportation
Elk Creek	Logan, Wyoming and Mingo Counties, WV	Underground, Highwall, Surface	60	36	96	Producing	20+	High Volatile A, A/B, B	CSX RR, Norfolk Southern RR, Truck
Berwind	McDowell County, WV, Buchanan and Tazewell Counties, VA	Underground	44	27	71	Producing	20+	Low Volatile	Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	Underground	2	4	6	2021	10	High Volatile C	Norfolk Southern RR, Truck, Barge
Knox Creek	Buchanan, Tazewell and Russell Counties, VA	Highwall, Underground	69	6	75	Producing(3)	—(4)	High Volatile A	Truck, Norfolk Southern
Total			175	73	248

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

(3)	Third party highwall mining began in 2018, and the projected mine life is uncertain.
(4)	The currently contemplated Jawbone underground mine would have a 10-15 year life.

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

Holders

As of the close of business on March 15, 2019, there were thirty-three holders of record of our common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Consolidated statement of operations data:
Revenue	$227,574	$61,036	$5,216	$—	$—
Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	176,555	58,308	1,796	—	—
Cost of coal processing (exclusive of items shown separately below)	—	2,213	2,601	—	—
Other operating costs and expenses	—	258	416	934	939
Asset retirement obligation accretion	494	405	229	75	68
Depreciation and amortization	12,423	3,154	252	—	—
Selling, general and administrative	14,006	12,591	7,452	1,324	759
Total cost and expenses	203,478	76,929	12,746	2,333	1,766
Operating income (loss)	24,096	(15,893)	(7,530)	(2,333)	(1,766)
Interest and dividend income	36	295	139	—	—
Other income	2,518	204	—	—	—
Interest expense	(1,463)	(23)	(124)	(2)	(1)
Income (loss) before tax	$25,187	$(15,417)	$(7,515)	$(2,335)	$(1,767)
Income tax expense	113	—	—	—	—
Net income (loss)	$25,074	$(15,417)	$(7,515)	$(2,335)	$(1,767)
Basic earnings (loss) per share	$0.63	$(0.41)
Diluted earnings (loss) per share	$0.62	$(0.41)

Cash Flow Data:
Cash flows from operating activities	$36,038	$(8,753)	$(3,861)	$(1,916)	$(1,702)
Cash flows from investing activities	(42,937)	(19,802)	(77,463)	(3,464)	(4,185)
Cash flows from financing activities	7,916	29,292	85,527	6,374	5,887
Net change in cash and cash equivalents	$1,017	$737	$4,203	$994	$—

	December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents	$6,951	$5,934	$5,197	$994	$-
Property, plant and equipment, net	149,205	115,451	46,434	13,958	10,381
Total Assets	188,244	148,098	119,209	20,352	11,870
Current maturities of long-term debt	5,000	—	—	—	—
Long-term debt, less current portion	4,474	—	10,629	10,683	11,053
Other long-term obligations	12,816	12,276	9,435	2,095	1,791
Total stockholders' equity	141,109	113,397	83,788	6,660	(974)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Annual Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Our primary source of revenue is the sale of metallurgical coal. We have a 248-million-ton reserve base of high-quality metallurgical coal and four long-lived projects under development. Our plan is to complete development of our remaining projects and grow production to more than 4.0 million clean tons of metallurgical coal over the next three to four years depending on the rate at which we are able to deploy capital. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

During 2018, we sold 2.1 million tons of coal, which represents a 253% increase from our 2017 sales volume. Of this, 65% was sold in North American markets and 35% was sold in export markets principally to Europe and Asia. In 2016 and through April 2017, we processed raw coal for third parties at our Knox Creek preparation plant and loading facility under arrangements that have been cancelled. Beginning in late 2016, we began purchasing coal from third parties for sale for our own account.

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

In 2018, our capital expenditures totaled approximately $48 million. We completed the development and opening of one new deep mine at our Elk Creek mining complex. We continued to invest in infrastructure and mine equipment at our Elk Creek mining complex. We also continued development mining at our Berwind property and continued third-party coal purchases which augment our sales.

On November 5, 2018, one of our three raw coal storage silos that feed our Elk Creek plant in West Virginia experienced a partial structural failure. The prep plant at our Elk Creek mining complex was idled for approximately three weeks due to the partial structural failure of the silo. In late November 2018, we completed a temporary conveying system at our Elk Creek mining complex. The temporary conveying system allowed us to bypass the damaged raw coal storage silo, which has since been demolished, and allowed for the immediate processing and shipping of coal at approximately 80% of the entire plant capacity, throughout December 2018. In February 2019, we completed the fabrication of a higher capacity bypass system to provide a secondary conveyance system, which operates at greater than 80% of processing capacity with increased reliability compared to the initial bypass system. We anticipate completion of the silo rehabilitation in the second quarter of 2019 at which point we expect the prep plant to return to full processing capacity. Our insurance carrier has disputed our claim for coverage based on certain exclusions to the applicable policy. We are still evaluating whether we will be fully insured against all losses or liabilities that could arise from this incident.

Results of Operations

	Year Ended December 31,
(In thousands)	2018	2017	2016
Consolidated statement of operations data:
Revenue	$227,574	$61,036	$5,216
Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	176,555	58,308	1,796
Cost of coal processing (exclusive of items shown separately below)	—	2,213	2,601
Other operating costs and expenses	—	258	416
Asset retirement obligation accretion	494	405	229
Depreciation and amortization	12,423	3,154	252
Selling, general and administrative	14,006	12,591	7,452
Total cost and expenses	203,478	76,929	12,746
Operating income (loss)	24,096	(15,893)	(7,530)
Interest and dividend income	36	295	139
Other income	2,518	204	—
Interest expense	(1,463)	(23)	(124)
Income (loss) before tax	$25,187	$(15,417)	$(7,515)
Income tax expense	113	—	—
Net income (loss)	$25,074	$(15,417)	$(7,515)
Adjusted EBITDA	$42,169	$(9,310)	$(6,750)

Our revenue producing activities for 2018 consisted of the sale of coal we produced and coal we purchased from third parties for our own account. We began commercial production of coal in January 2017. Starting as new mine projects, we developed and opened four mines at our Elk Creek mining complex and completed construction of the preparation plant and rail load-out facility during 2017 and 2018. We also began development mining in 2017 at our Berwind property, which continued during 2018.

In 2016, revenue consisted principally of the sale of purchased coal and revenue for processing coal for third parties, which processing contracts were terminated in April 2017. Our first revenues commenced in mid-2016 with completion of the Knox Creek Acquisition (as later defined). Before this acquisition, our activities were limited to acquiring geologically advantaged coal reserve properties and to advancing those properties toward coal production through exploration, the delineation of reserves; assessment and mine planning; permitting; and the development of access for mining. Direct costs associated with preparation of future mine sites for mining were capitalized. Operating expenditures including certain professional fees and overhead costs are not capitalized but are expensed as incurred.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Revenue. For the year ended December 31, 2018, we had revenue of $227.6 million from the sale of coal. During 2018, we sold 2.1 million tons of coal including 0.4 million tons of purchased coal. For the year ended December 31, 2017, we had revenue of $58.8 million from the sale of coal and $2.2 million from the processing of coal for third parties. During 2017, we sold 0.6 million tons of coal including 0.2 million tons of purchased coal.

Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Year ended December 31,
(In thousands)	2018	2017	Increase
Company Produced
Coal sales revenue	$179,078	$30,390	$148,688
Tons sold	1,721	372	1,349
Purchased from Third Parties
Coal sales revenue	$48,496	$28,408	$20,088
Tons sold	427	236	191

Cost of coal sold and cost of coal processing. Our cost of sales totaled $176.6 million for 2018 as compared to $58.3 million for 2017. The total cash cost per ton sold (FOB mine) during 2018 was approximately $63 for company produced coal and approximately $95 for coal we purchased from third parties. Our preparation plant and load-out facilities were completed in late 2017 and led to a decreased cash cost per ton in 2018 on company produced coal.

In 2017, costs of coal processing totaled $2.2 million for processing services we were performing at that time for third parties. The Company stopped performing these services for third parties during 2017 and did not provide any coal processing services to third parties during 2018.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion increased to $0.5 million for 2018 from $0.4 million for 2017, reflecting expanded activities at the Elk Creek mining complex and Knox Creek property in 2018.

Depreciation and amortization. Depreciation of our plant and equipment totaled $12.4 million for the year ended December 31, 2018 as compared with $3.2 million for the previous year. Higher depreciation expense for 2018 was principally due to the increase in mining operations in 2018. Amortization of capitalized development costs totaled $2.7 million in 2018 as compared with $0.5 million for the previous year. The increase in amortization of development costs in 2018 was driven by higher coal production from our properties during 2018.

Selling, general and administrative expenses. Selling, general and administrative expenses were $14.0 million for the year ended December 31, 2018 as compared with $12.6 million for 2017. This increase reflected the growth of our organization as we began producing and selling coal and fulfilling our responsibilities as a publicly-traded company.

Interest and dividend income. Interest and dividend income decreased by approximately $0.3 million in the year ended December 31, 2018 as compared with the prior year. This decrease was primarily due to interest earned on investment securities held by the Company during the year ended December 31, 2017, which did not recur during the year ended December 31, 2018.

Other income. Other income increased by $2.3 million to $2.5 million for the year ended December 31, 2018 from $0.2 million for the year ended December 31, 2017. This increase was primarily driven by an increase in third-party royalty income and rail rebates received during the year ended December 31, 2018.

Interest expense. Interest expense increased by approximately $1.4 million in the year ended December 31, 2018 as compared with the prior year. This increase was driven by the increase in the Company’s outstanding debt during the current year.

Income tax expense. For the year ended December 31, 2018, we recognized income tax expense of $0.1 million, or an effective income tax rate of 0.5%. Our effective tax rate for 2018 is comprised of the statutory tax expense offset by changes in valuation allowance and tax benefits for percentage depletion. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combined to substantially reduce our taxes.

We did not recognize any income tax expense or benefit for the year ended December 31, 2017 because tax losses incurred for the year were fully offset by a valuation allowance against deferred tax assets.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenue. For the year ended December 31, 2017, we had revenue of $58.8 million from the sale of coal and $2.2 million from the processing of coal for third parties. During 2017, we sold 0.6 million tons of coal including 0.2 million tons of purchased coal. During 2016, we had revenue of $3.0 million from coal processing for third parties. We ceased processing third-party coal in April 2017 and have no current plans to begin those operations again. Sales of purchased coal beginning in late 2016 generated $2.2 million of revenues for the period.

Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Year ended December 31,
(In thousands)	2017	2016	Increase
Company Produced
Coal sales revenue	$30,390	$-	$30,390
Tons sold	372	-	372
Purchased from Third Parties
Coal sales revenue	$28,408	$2,167	$26,241
Tons sold	236	15	221

Cost of coal sold and cost of coal processing. Our cost of sales totaled $60.5 million for 2017 as compared with $4.4 million for 2016. The total cash cost per ton sold (FOB mine) for 2017 was approximately $73 for our produced coal and approximately $98 for coal we purchased from third parties.

Total costs were adversely impacted during 2017 by higher trucking costs and third-party processing costs totaling approximately $2.7 million or about $7 per ton. These higher costs were incurred before construction of our preparation plant and load-out facilities were completed.

In 2017, costs of coal processing totaled $2.2 million for processing services we were performing at that time for third parties as compared with $2.6 million for 2016.

Other operating costs and expenses. Other operating costs and expenses decreased to $0.3 million for the year ended December 31, 2017 from $0.4 million for 2016. The decrease was principally attributable to the lower non-mine specific engineering and other outside services.

Asset retirement obligation accretion. Our ARO accretion increased to $0.4 million for 2017 from $0.2 million for 2016, reflecting expanded activities at the Elk Creek mining complex and Knox Creek property in 2017.

Depreciation and amortization. Depreciation of our plant and equipment totaled $3.2 million for the year ended December 31, 2017 as compared with $0.3 million for the previous year. Higher depreciation expense for 2017 was principally due to the commencement of commercial mining operations in 2017. Amortization of capitalized development costs totaled $0.5 million in 2017. There was no amortization of development costs in 2016 since there was no coal production from our properties at that time.

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.6 million for the year ended December 31, 2017 as compared with $7.5 million for 2016. A major portion of the increase was attributable to the continued building of our corporate organization. We incurred incremental general and administrative expenses as a result of becoming a publicly-traded company. These costs include expenses associated with our annual and quarterly reporting, investor relations, listing fees, incremental insurance costs, and accounting and legal services. Equity-based compensation expense, which is recorded within Selling, general and administrative expenses, was $2.8 million for 2017 and $0.3 million for 2016. Terms of our outstanding stock options issued to executive management in 2016 provided for vesting upon the completion of our IPO in February 2017. We recognized $2.1 million of remaining compensation expense in the first quarter of 2017 related to these options. Remaining equity-based compensation expense for 2017 relates to restricted stock incentive awards granted to management and other key employees. The fair value of these awards is recognized as expense over the requisite service period.

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

	Year ended December 31,
	2018	2017	2016
(In thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$25,074	$(15,417)	$(7,515)
Depreciation and amortization	12,423	3,154	252
Interest expense (income), net	1,427	(272)	(15)
Income taxes	113	—	—
EBITDA	39,037	(12,535)	(7,278)
Equity-based compensation	2,638	2,820	299
Accretion of asset retirement obligation	494	405	229
Adjusted EBITDA	$42,169	$(9,310)	$(6,750)

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

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total
(In thousands, except per ton amounts)
Revenues (a)	$179,078	$48,496	$227,574	$30,390	$28,408	$58,798
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	21,281	5,276	26,557	5,945	2,280	8,225
Non-GAAP revenues (FOB mine)	$157,797	$43,220	$201,017	$24,445	$26,128	$50,573
Tons sold	1,721	427	2,148	372	236	608
Revenues per ton sold (FOB mine)	$92	$101	$94	$66	$111	$83

(a) The year ended December 31, 2017 excludes coal processing revenue of $2.2 million.

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

	Year ended December 31, 2018			Year ended December 31, 2017
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total
(In thousands, except per ton amounts)
Cost of sales(a)	$130,326	$46,229	$176,555	$32,982	$25,326	$58,308
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	21,787	5,613	27,400	5,945	2,280	8,225
Non-GAAP cash cost of coal sales	$108,539	$40,616	$149,155	$27,037	$23,046	$50,083
Tons sold	1,721	427	2,148	372	236	608
Cash cost per ton sold	$63	$95	$69	$73	$98	$90

(a) The year ended December 31, 2017 excludes costs of coal processing of $2.2 million.

2019 Sales Commitments

As of February 2019, we had secured 2019 sales commitments of approximately 2.0 million tons, or about 90% of our estimated 2019 coal sales volume, to domestic and export customers. These volumes were all metallurgical quality coal.

Of these committed sales, approximately 1.5 million tons, or about 75%, are committed to domestic customers at fixed prices averaging $113, approximately 100,000 tons are committed to export markets at prices averaging $122 and approximately 350,000 tons are committed at prices based upon an index determined near the time of shipment.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Consolidated statement of cash flow data:
Cash flows from operating activities	$36,038	$(8,753)	$(3,861)
Cash flows from investing activities	(42,937)	(19,802)	(77,463)
Cash flows from financing activities	7,916	29,292	85,527
Net change in cash and cash equivalents	$1,017	$737	$4,203

Net cash provided by operating activities in the year ended December 31, 2018 reflects a significant increase in net income as compared to the loss incurred in the prior year. Net cash used in operating activities in the year ended December 31, 2017 reflects higher costs associated with the commencement and expansion of our operations. The cash used in operating activities in 2016 was primarily the result of net losses incurred in preparing the Company for operations.

Net cash used in investing activities was $42.9 million for 2018 as compared with $19.8 million for 2017. Our capital expenditures totaled $48.1 million, $75.0 million and $16.7 million in 2018, 2017 and 2016, respectively. In 2016, we invested a portion of the proceeds of the issuance of our Series A preferred units into investment securities, the maturity of which was timed to coincide with anticipated capital expenditures. We received proceeds from those investment securities of $5.2 million and $55.2 million in 2018 and 2017, respectively.

Net cash from financing activities was $7.9 million for 2018 as compared with $29.3 million for 2017. During 2018, we borrowed $16.0 million through short-term notes payable. In November of 2018, we repaid the balance of the notes payable when we entered in the Credit Facility discussed in more detail below. Cash provided by financing activities during 2017 was primarily driven by proceeds from equity issuances, partially offset by repayments of $11.3 million of debt. Cash provided by financing activities during 2016 was $85.5 million, primarily driven by proceeds from issuances of Series A preferred units.

Indebtedness

In February 2018, we borrowed $6.0 million under a short-term note from an unrelated third-party lender in order to manage accounts receivable (the “Equipment Note”). The Equipment Note was secured by a portion of our mobile mining equipment. Interest accrued monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever was greater. The Equipment Note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed below.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party, secured by certain coal inventory (the “Ramaco Coal Note”). Interest accrued monthly at 10.0%. The Ramaco Coal Note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed below.

In June 2018, we borrowed an additional $7.0 million under a short-term note from the same unrelated equipment lender in order to manage accounts receivable (the “Additional Equipment Note”). The Additional Equipment Note was also secured by the same mobile mining equipment as the Equipment Note. Interest accrued monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever was greater. The Additional Equipment Note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed below.

On November 2, 2018 the Company entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association.  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”).  The Company used the Credit Facility to repay the Equipment Note, Additional Equipment Note and the Ramaco Coal Note, and provide working capital. The Credit Facility has a maturity date of November 2, 2021. As of December 31, 2018, $9.6 million was outstanding under the Term Loan and there was no outstanding balance on the Revolving Credit Facility. For additional information on this Credit Facility, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K.

Liquidity

As of December 31, 2018, our available liquidity was $33.4 million, comprised of cash and availability under our Revolving Credit Facility. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. During 2018 we spent $48 million primarily for the purchase of mining equipment, infrastructure and development of mines at our Elk Creek and Berwind mining complexes.

We anticipate capital expenditures of $35 million to $40 million in 2019 for mine equipment and development.

Management believes that current cash on hand, cash flow from operations and available liquidity under our Revolving Credit Facility will be sufficient to meet its capital expenditure and operating plans. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and potential future issuances of debt or equity securities.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
		Less Than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
(In thousands)
Minimum royalty obligations	$36,142	$3,598	$8,158	$8,733	$15,653
Asset retirement obligations, discounted	12,778	71	1,310	855	10,542
Take or pay obligations	891	891	—	—	—
Operating lease obligations	412	155	216	41	—

Total	$50,223	$4,715	$9,684	$9,629	$26,195

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported for the period then ended.

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

Amortization of mine development costs, with respect to a specific mine, commences when mining of the related reserves begins. Amortization is computed using the units-of-production method over the proven and probable reserves dedicated to the specific mine.

Asset retirement obligations. We recognize as a liability an asset retirement obligation, or ARO, associated with the retirement of a tangible long-lived asset in the period in which it is incurred or becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Amortization begins when mining of the specific mineral property begins. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

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

When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment is recorded for the excess of the carrying amount over the estimated fair value.

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

The fair value of restricted stock awards is determined using the publicly-traded price of our common stock on the grant date. The fair value of option awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

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

Interest Rate Risk

As we have limited debt, we are not overly exposed to interest rate risk. Should we incur additional debt in the future or increase our cash position, the general level of interest rates will begin to take on greater importance. At that time, we will manage our exposure through a variety of financial tools designed to minimize exposure to interest rate fluctuations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2015.

Houston, Texas
March 19, 2019

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,
In thousands	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,951	$5,934
Short-term investments	—	5,200
Accounts receivable	10,729	7,166
Inventories	14,185	10,058
Prepaid expenses	3,154	1,104
Total current assets	35,019	29,462

Property, plant and equipment – net	149,205	115,451

Advanced coal royalties	3,045	2,867
Other	975	318
Total Assets	$188,244	$148,098

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$16,393	$19,533
Accrued expenses	8,094	2,821
Asset retirement obligations	71	71
Current portion of long-term debt	5,000	—
Financed insurance payable	287	—
Total current liabilities	29,845	22,425
Asset retirement obligations	12,707	12,276
Long-term debt	4,474	—
Deferred tax liability	109	—
Total liabilities	47,135	34,701

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,082,467 and 39,559,366 shares issued and outstanding, respectively	401	396
Additional paid-in capital	150,926	148,293
Accumulated deficit	(10,218)	(35,292)
Total equity	141,109	113,397
Total Liabilities and Stockholders' Equity	$188,244	$148,098

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Years ended December 31,
In thousands, except per share amounts	2018	2017	2016
Revenue
Coal sales	$227,574	$58,798	$2,167
Coal processing	—	2,238	3,049
Total revenue	227,574	61,036	5,216
Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	176,555	58,308	1,796
Cost of coal processing (exclusive of items shown separately below)	—	2,213	2,601
Other operating costs and expenses	—	258	416
Asset retirement obligation accretion	494	405	229
Depreciation and amortization	12,423	3,154	252
Selling, general and administrative	14,006	12,591	7,452
Total cost and expenses	203,478	76,929	12,746
Operating income (loss)	24,096	(15,893)	(7,530)
Interest and dividend income	36	295	139
Other income	2,518	204	—
Interest expense	(1,463)	(23)	(124)
Income (loss) before tax	25,187	(15,417)	(7,515)
Income tax expense	113	—	—
Net income (loss)	$25,074	$(15,417)	$(7,515)

Earnings (loss) per common share
Basic earnings (loss) per share	$0.63	$(0.41)
Diluted earnings (loss) per share	$0.62	$(0.41)

Basic weighted average shares outstanding	40,039	37,578
Diluted weighted average shares outstanding	40,263	37,578

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

			Additional
	Common	Contributed	Paid-	Accumulated	Total
In thousands	Stock	Capital	in Capital	Deficit	Equity

Balance at January 1, 2016	$—	$12,467	$—	$(5,807)	$6,660
Contributions from members	—	500	—	—	500
Paid-in kind distribution on Series A preferred units	—	—	—	(777)	(777)
Accrued distributions on Series A preferred units	—	—	—	(3,905)	(3,905)
Accretion - Series A preferred units	—	—	—	(247)	(247)
Equity-based compensation	—	299	—	—	299
Net loss	—	—	—	(7,515)	(7,515)
Balance at December 31, 2016	—	13,266	—	(18,251)	(4,985)
Accretion - Series A preferred units	—	—	—	(124)	(124)
Distributions on Series A preferred units	—	—	—	(1,500)	(1,500)
Issuance of common stock in Reorganization	225	(13,266)	13,041	—	—
Conversion of Series A preferred units into common stock	128	—	88,770	—	88,898
Proceeds from sale of common stock	38	—	43,667	—	43,705
Equity-based compensation	5	—	2,815	—	2,820
Net loss	—	—	—	(15,417)	(15,417)
Balance at December 31, 2017	396	—	148,293	(35,292)	113,397
Equity-based compensation	5	—	2,633	—	2,638
Net income	—	—	—	25,074	25,074
Balance at December 31, 2018	$401	$-	$150,926	$(10,218)	$141,109

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$25,074	$(15,417)	$(7,515)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	494	405	229
Depreciation and amortization	12,423	3,154	252
Amortization of debt issuance costs	569	—	—
Costs associated with abandoned offering	—	—	3,089
Equity-based compensation	2,638	2,820	299
Deferred income taxes	109	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,563)	(6,251)	(915)
Prepaid expenses	(774)	(715)	183
Inventories	(4,127)	(8,539)	(1,519)
Other assets	(835)	(1,114)	(21)
Accounts payable	(1,521)	15,535	1,864
Accrued expenses	5,551	1,369	193
Net cash from operating activities	36,038	(8,753)	(3,861)

Cash flow from investing activities:
Acquisition of Knox Creek	—	—	(303)
Purchases of property, plant and equipment	(48,137)	(75,039)	(16,723)
Purchase of investment securities	—	—	(64,783)
Proceeds from maturities of investment securities	5,200	55,237	4,346
Net cash from investing activities	(42,937)	(19,802)	(77,463)

Cash flows from financing activities
Proceeds from notes payable	13,000	—	—
Proceeds from notes payable - related party	3,000	—	4,000
Proceeds from borrowings	15,424	—	—
Payments of debt issuance cost	(569)
Repayment of notes payable	(13,000)	(500)	—
Repayment of notes payable - related party	(3,000)
Repayments of borrowings	(5,950)	—	—
Proceeds from issuance of common stock	—	47,709	—
Payments of equity offering costs	—	(1,756)	(2,248)
Proceeds from issuance of Series A preferred units	—	—	85,954
Offering costs for Series A preferred units	—	—	(2,250)
Advances from Ramaco Coal, LLC	—	—	864
Repayments to Ramaco Coal, LLC	—	(10,629)	(918)
Repayments of financed insurance payable	(989)	(127)	(375)
Payment of distributions	—	(5,405)	—
Contributed capital from members	—	—	500
Net cash from financing activities	7,916	29,292	85,527

Net change in cash and cash equivalents	1,017	737	4,203
Cash and cash equivalents, beginning of year	5,934	5,197	994

Cash and cash equivalents, end of year	$6,951	$5,934	$5,197

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2018	2017	2016
In thousands
Supplemental cash flow information:
Cash paid for interest	$826	$88	$105
Cash paid for taxes	—	—	—
Non-cash investing and financing activities:
Increase in prepaid expenses and financed insurance payable	1,276	—	310
Capital expenditures included in accounts payable and accrued liabilities	1,319	5,236	6,452
Financed purchase of equipment	—	—	500
Additional asset retirement obligations acquired or incurred	—	1,813	7,804
Series A preferred units issued in exchange for notes payable – related parties	—	—	4,046
Paid-in kind distribution on Series A preferred units	—	—	777
Accretion – Series A preferred units	—	124	247

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ramaco Resources, Inc. (“Ramaco” or the “Company”) is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. Through our wholly-owned subsidiary, Ramaco Development, LLC, we are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

We commenced initial production of metallurgical coal at our Elk Creek mining complex in late December 2016. During 2017, we completed the development and activation of two deep mines and a surface mine at our Elk Creek mining complex. Our surface mine utilizes both the contour and highwall mining methods. During 2018, we completed the development and activation of a third deep mine at Elk Creek. We completed construction of the preparation plant and rail loadout facility at Elk Creek in February of 2018.We also began development mining at our Berwind property in late 2017.

Initial Public Offering

On February 8, 2017, we completed the initial public offering (“IPO”) of our common stock pursuant to a registration statement on Form S-1 (File 333-215363), as amended and declared effective by the SEC on February 2, 2017. Pursuant to the registration statement, we registered the sale of 6.0 million shares of $0.01 par value common stock, which included 3.8 million shares of common stock sold by the Company and 2.2 million shares of common stock sold by the selling stockholders.

Proceeds from our IPO, based on the public offering price of $13.50 per share, were approximately $51.3 million. After subtracting underwriting discounts and commissions of $3.6 million, we received net proceeds of approximately $43.7 million, after deducting discounts and offering expenses paid directly by us. We used $10.7 million of the net proceeds to repay indebtedness owed to Ramaco Coal, LLC, an affiliated entity. The remaining proceeds from the IPO were used for general corporate purposes including development of the Elk Creek mining complex and Berwind property. All units of our then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12.76 million shares of common stock at the time of the IPO.

Basis of Presentation

Pursuant to the terms of a corporate reorganization (the “Reorganization”) that was completed in connection with the closing of our IPO, all the interests in Ramaco Development, LLC were exchanged for our newly issued common shares and as a result, Ramaco Development, LLC became our wholly-owned subsidiary. Therefore, the financial information for periods through February 8, 2017 pertain to the historical financial statements and results of operations of Ramaco Development, LLC.

The terms “the Company,” “we,” “us,” “our,” and similar terms when used in the present tense, prospectively or for periods since our Reorganization on February 8, 2017, refer to Ramaco Resources, Inc. and its subsidiaries, and for historical periods prior to our Reorganization refer to Ramaco Development LLC and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission regulations. The financial statements are presented on a consolidated basis for all periods presented.   Intercompany balances and transactions between consolidated entities have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of Ramaco’s significant accounting policies follows:

Use of estimates—The preparation of these financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are related to the quantity and value of coal inventories, equity-based compensation, asset retirement obligations, contingencies and the quantities and values of coal reserves.

Revenue Recognition— Our primary source of revenue is from the sale of coal through contracts with steel producers usually having durations of less than one year. We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Before adoption of the new standard, revenue was recognized when risk of loss passed to our customer. The timing of revenue recognition for our coal sales remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues.

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

Freight Revenue and Expense—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in sales.

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

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight and operating overhead. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles.

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

Income Taxes—Prior to the Reorganization discussed in Note 1, we were a limited liability company taxed as a partnership. Accordingly, no provision for federal or state income taxes has been recognized in these financial statements for periods before the Reorganization on February 8, 2017.

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

Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company had no unrecognized tax positions at December 31, 2018 or 2017. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations is currently open for all tax returns filed.

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

The fair value of restricted stock awards is determined using the publicly-traded price of our common stock on the grant date. The fair value of option awards is calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

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

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. The Company determined that an allowance for doubtful accounts was not needed as of December 31, 2018 and 2017.

During 2018, sales to five customers accounted for approximately 63% of total revenue.  The total balance due from these customers at December 31, 2018 was approximately 72% of total accounts receivable.  During 2017, sales to four customers accounted for approximately 77% of total revenue.  The total balance due from these customers at December 31, 2017 was approximately 71% of total accounts receivable.

Reclassifications—Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on January 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but resulted in increased disclosures related to revenue recognition policies and disaggregation of revenues.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases have been exempted from the standard. The Company will elect the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company will make an accounting policy election to not separate lease and non-lease components for all leases. This ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities ranging between $0.2 million and $0.4 million not currently recorded on the Company’s balance sheet.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	December 31,
(In thousands)	2018	2017
Plant and equipment	$109,911	$80,455
Construction in process	12,066	7,626
Capitalized mine development cost	43,037	30,776
Less accumulated depreciation and amortization	(15,809)	(3,406)
Total property, plant and equipment, net	$149,205	$115,451

Depreciation expense related to the Company’s property, plant and equipment totaled $9.7 million, $2.6 million and $0.3 million for 2018, 2017 and 2016, respectively. Amortization of capitalized development expenses totaled $2.7 million and $0.5 million for 2018 and 2017, respectively. The Company began commercial mining operations in January 2017. Depreciation and amortization begin when assets are placed in service. Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $5.5 million as of December 31, 2018 and $8.7 million as of December 31, 2017.

On March 29, 2017, we acquired approximately 14,800 acres of coal properties in Tazewell and Buchanan Counties, Virginia and McDowell County, West Virginia including several coal leaseholds adjacent to our Knox Creek operations. The Company paid $125,000 for the properties, a portion of which is recoupable from future production, and agreed to pay an overriding royalty on production from properties not already subleased.

NOTE 4—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company’s financial assets and liabilities were as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$6,951	$6,951	$5,934	$5,934
Accounts receivable	10,729	10,729	7,165	7,165
Short-term investments:
U. S. agency securities	—	—	5,200	5,196
Financial liabilities:
Accounts payable	(16,393)	(16,393)	(19,533)	(19,533)
Term loan	(9,474)	(9,474)	—	—
Financed insurance payable	(287)	(287)	—	—

During 2017, the Company invested in highly-rated securities with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the securities. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

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

NOTE 5—ASSET RETIREMENT OBLIGATIONS

The Company estimates its asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates were escalated for inflation at 2% per year and the estimated cash outflows were then discounted at 4% at December 31, 2018 and 2017. Amounts recorded related to asset retirement obligations are as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Balance at beginning of year	$12,347	$10,129
Additional asset retirement obligations incurred	131	2,034
Accretion expense	494	405
Revisions to estimates	(194)	(221)
Balance at end of year	$12,778	$12,347

NOTE 6—DEBT

The following table summarizes Ramaco’s outstanding debt as of December 31:

(In thousands)	2018	2017
Term loan	$9,589	$-
Revolving Credit Facility	-	-
Debt issuance cost	(115)	-
Total debt	$9,474	$-
Current portion of long-term debt	5,000	-
Long-term debt, net	$4,474	$-

Credit Facility

On November 2, 2018 the Company (together with its subsidiaries, and collectively the “Borrower”) entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”).  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”).  To secure the Credit Facility the Company pledged all personal property assets of Borrower, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Company used the Credit Facility to repay the existing Equipment Note, Additional Equipment Note and the Ramaco Coal Note, and provide working capital. The Credit Facility has a maturity date of November 2, 2021.

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

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid. As of December 31, 2018, the outstanding principal balance was $9.6 million and the carrying amount was $9.5 million.

The Credit Facility contains usual and customary representations and warranties and usual and customary affirmative and negative covenants, including but not limited to, limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of December 31, 2018, the Company was in compliance with all covenants under the Credit Facility.

Notes payable

In February 2018, we borrowed $6.0 million under a short-term note from an unrelated third-party lender in order to manage accounts receivable (the “Equipment Note”). The Equipment Note was secured by a portion of our mobile mining equipment. Interest accrued monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever is greater. The outstanding principal balance was due on December 31, 2018 but may be prepaid without penalty at any time. The Equipment Note was repaid on November 5, 2018 with proceeds from the Credit Facility discussed above.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, a related party secured by certain inventory (the “Ramaco Coal Note”). Interest accrued monthly at 10.0%. The outstanding principal balance was due on December 15, 2018 but may be prepaid without penalty at any time. The Ramaco Coal Note was repaid on November 5, 2018 with proceeds from the Credit Facility.

In June 2018, we borrowed an additional $7.0 million under a short-term note from the same unrelated equipment lender in order to manage accounts receivable (the “Additional Equipment Note”). The Additional Equipment Note was also secured by the same mobile mining equipment as the Equipment Note. Interest accrued monthly at 8.5% or 30-day LIBOR plus 6.9%, whichever was greater. The outstanding principal balance was due on December 31, 2018 but may be prepaid without penalty at any time. The Additional Equipment Note was repaid on November 5, 2018 with proceeds from the Credit Facility.

Long-term debt maturities

The future maturities of debt outstanding as of December 31, 2018, excluding debt issuance costs, are as follows:

(In thousands)
Years ending December 31:	2018
2019	$5,000
2020	4,589
Total	$9,589

NOTE 7—EQUITY

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

After the corporate reorganization and the completion of the IPO discussed above, the Company is authorized to issue up to a total of 260,000,000 shares of its common stock with a par value of $0.01 per share, and 50,000,000 shares of its preferred stock with a par value of $0.01 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance-based stock awards and other stock-based awards may be granted. At December 31, 2018, 5.9 million shares were available under the current plan for future awards.

Total compensation costs recognized for all equity-based compensation totaled $2.6 million, $2.8 million and $0.3 million for 2018, 2017 and 2016, respectively.

Stock Options – On August 31, 2016, Ramaco Development, LLC granted two executives an aggregate of 333,334 options for the purchase of common units at an exercise price of $15 per unit. The options have a ten-year term from the grant date. The options to purchase common units were converted into 937,424 options to purchase shares of the Company’s common stock for $5.34 each in the Reorganization. Vesting of these options was accelerated in our IPO pursuant to their terms. Equity-based compensation expense totaling $0.3 million was recognized in 2016 for these awards. The remaining $2.1 million of equity-based compensation expense associated with these awards was recognized during 2017.

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

The options remain outstanding and unexercised at December 31, 2018 and were not in-the-money at December 31, 2018.

Restricted Stock Awards—We grant restricted stock to certain senior executive employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement with the Company. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. We recorded compensation expense of $2.6 million and $0.7 million related to these awards in 2018 and 2017, respectively. As of December 31, 2018, there was $3.8 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.4 years.

The following table summarizes restricted awards outstanding as of December 31, 2018 as well as activity during the year:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	471,017	$5.87
Granted	528,683	8.03
Vested	(27,984)	8.04
Forfeited	(5,582)	6.27
Outstanding at December 31, 2018	966,134	$6.99

The total fair value of awards vested during the year ended December 31, 2018 was $0.2 million.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $11.6 million, $1.8 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal mined by the Company. Payments of minimum coal royalties and throughput payments for leases with Ramaco Coal, LLC commenced in 2017 pursuant to the terms of the agreements.

The Company also leases facilities under various noncancelable lease agreements. Rent expense for facilities totaled $0.1 million, $0.4 million and $0.4 million in 2018, 2017 and 2016, respectively.

Future minimum lease and royalty payments as of December 31, 2018 are as follows:

		Coal Lease
		and
(In thousands)	Operating	Royalty
Year Ending December 31,	Leases	Obligations

2019	$155	$3,598
2020	117	3,798
2021	99	4,360
2022	41	4,361
2023	—	4,372
Thereafter	—	15,653
Total minimum payments	$412	$36,142

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

Surety Bond

In accordance with state laws, the Company is required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at December 31, 2018 totaled approximately $12.7 million.

Purchase Commitments

We secured the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2018, commitments under take-or-pay arrangements totaled $0.9 million, all of which is obligated within the next year.

Litigation

From time to time, the Company is subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

NOTE 9—REVENUES

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

	Year ended December 31,
(In thousands)	2018	2017	2016
Coal Sales
Domestic revenues	$121,433	$31,199	$-
Export revenues	106,141	27,599	2,167
Total coal sales	227,574	58,798	2,167
Coal Processing	-	2,238	3,049
Total revenues	$227,574	$61,036	$5,216

As of December 31, 2018, the Company has outstanding performance obligations for 2019 of approximately 1.3 million tons for contracts having fixed pricing and 0.3 million tons for contracts with index-based pricing mechanisms.

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that the Company controls were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. Payments of minimum coal royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Amounts due to Ramaco Coal, LLC of $2.9 million and $0.1 million at December 31, 2018 and 2017, respectively, are included in accounts payable in the consolidated balance sheet and represent production royalty payables. Royalties of $1.9 million and $0.8 million were paid to Ramaco Coal, LLC in 2018 and 2017, respectively.

Related Party Borrowings

Ramaco Coal, LLC historically funded the operating activities of the Company for periods before August 2015. Funds advanced by Ramaco Coal, LLC for development of the Company were reflected in the consolidated balance sheets as a note payable. This note payable was subsequently paid in its entirety using proceeds from the Company’s IPO.

In May 2018, the Company borrowed $3.0 million from Ramaco Coal, LLC, pursuant to the Ramaco Coal Note. Interest accrued monthly at 10.0%. The Ramaco Coal Note was repaid on November 5, 2018 with proceeds from the Credit Facility.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees.  Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party.  The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made to either party under this agreement in 2018 or 2017.

NOTE 11– INCOME TAXES

Income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Current taxes:
Federal	$—	$—	$—
State	4	—	—
Current taxes	4	—	—
Deferred taxes:
Federal	(111)	—	—
State	220	—	—
Deferred taxes	109	—	—
Provision for income taxes, net	$113	$—	$—

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	Year Ended December 31,
(In thousands)	2018	2017	2016
Income taxes computed at the federal statutory rate	$5,289	$(5,242)	$(2,555)
Effect of:
(Income) loss taxed as partnership	—	(552)	2,555
State taxes, net of federal benefits	970	(610)	—
Percentage depletion	(1,033)	—	—
Changes in tax status	—	(205)	—
Change in valuation allowance	(4,464)	4,464	—
Change in enacted tax rates	—	2,119	—
Other, net	(649)	26	—
Total	$113	$—	$—

Deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2018	2017
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$17,073	$13,500
Asset retirement obligations	3,306	3,178
Accrued expenses	521	—
Equity-based compensation	1,393	803
Other	4	—
Total deferred tax assets	22,297	17,481
Less valuation allowance	—	(4,464)
Deferred tax assets, net	22,297	13,017

Deferred tax liabilities:
Depreciation & amortization	(22,406)	(13,017)
Net deferred tax liabilities, net of valuation allowance	$(109)	$—

As of December 31, 2018, our federal and state net operating loss carryforwards for income tax purposes were approximately $70 million. If not utilized, the federal and state net operating loss carryforwards of approximately $60 million will expire between 2035 and 2037. The remaining net operating loss carryforwards have no statutory expiration.

A valuation allowance was established against our net deferred tax assets in 2017 given our limited operating history. We now expect that our deferred tax assets will be realized based on our attainment of regular operations. As such, the valuation allowance was reversed in 2018.

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21%, allowing full expensing of qualified property acquired and placed in service after September 27, 2017 and imposing new limits on the deduction of net operating losses, executive compensation and net interest expense. There was no impact of the Act on our 2017 financial statements.

NOTE 12– EARNINGS (LOSS) PER SHARE

The following table is a calculation of the net earnings (loss) per basic and diluted share for the years ended December 31, 2018 and 2017:

(In thousands, except per share amounts)	2018	2017
Numerator
Net income (loss)	$25,074	$(15,417)
Denominator
Weighted average shares used to compute basic EPS	40,039	37,578
Dilutive effect of share-based awards(a)	224	-
Weighted average shares used to compute diluted EPS	40,263	37,578

Earnings (loss) per share
Basic	$0.63	$(0.41)
Diluted	$0.62	$(0.41)

(a) The 2017 period excludes the shares issuable under outstanding option awards as their effect would have been antidilutive.
(b) For the 2016 comparable period, the calculation is not applicable as the Company was not a public company until February 8, 2017.

* * * * *

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data derived from the Company’s unaudited interim financial statements. The following data is only a summary and should be read with the Company’s historical consolidated financial statements and related notes contained in this document.

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenues	$55,943	$65,278	$62,166	$44,187
Gross profit(a)	11,612	17,418	12,760	9,229
Operating income	5,620	10,647	5,804	2,025
Net income	5,266	10,203	6,211	3,394
Net earnings per share: (b)
Basic	$0.13	$0.25	$0.15	$0.08
Diluted	$0.13	$0.25	$0.15	$0.08

2017
Total revenues	$11,538	$11,074	$14,405	$24,019
Gross profit (loss)(a)	$692	$(701)	$(2,120)	$2,644
Operating loss	(3,184)	(3,710)	(6,342)	(2,657)
Net loss	(3,093)	(3,488)	(6,236)	(2,600)
Net loss per share: (b)
Basic	$(0.10)	$(0.09)	$(0.16)	$(0.07)
Diluted	$(0.10)	$(0.09)	$(0.16)	$(0.07)

(a) Represents total revenues less cost of sales (exclusive of items shown separately below)

(b) The sum of quarterly per share amounts may not equal amounts reported for the annual periods due to the effects of rounding.

* * * * *

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

 The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

(1)     Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)     Selected Quarterly Financial Data (Unaudited)

(b)  Exhibits

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

4.2

Registration Rights Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

4.3

Shareholders’ Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc., Yorktown Energy Partners IX, L.P., Yorktown Energy Partners X, L.P., Yorktown Energy Partners XI, L.P., Energy Capital Partners Mezzanine Opportunities Fund, LP, Energy Capital Partners Mezzanine Opportunities Fund A, LP, and ECP Mezzanine B (Ramaco IP), LP. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.1

Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-215913) filed with the Commission on February 6, 2017)

10.2

Berwind Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.3

Elk Creek Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.4

Indemnification Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.5

RAM Mine Mutual Cooperation Agreement, dated August 20, 2015, by and between RAM Mining, LLC and Ramaco Northern Appalachia, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.6

Promissory Note, dated August 31, 2016, by and between Ramaco Development, LLC, as maker, and Ramaco Coal, LLC, as noteholder (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.7

Corporate Guaranty, dated August 20, 2015, by and between Ramaco Coal, LLC, as guarantor, and RAMACO Development, LLC as oblige (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.8

Corporate Guaranty, dated August 20, 2015, by and between RAMACO Development, LLC, as guarantor, and Ramaco Coal, LLC, as oblige (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.9

Berwind Sublease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.10

First Amendment to Berwind Lease Agreement and Sublease, dated February 2016, by and among Berwind Land Company, Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.11

Second Amendment to Berwind Sublease, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.12

Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.13

Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.14

Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.15

Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.16

Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.17

Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.18

Amendment No. 2 to Elk Creek Surface Rights Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.19

Amendment No. 3 to Elk Creek Surface Rights Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.20

Mutual Services Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.21

Amendment No. 1 to Mutual Services Agreement, dated December 31, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.22

Amendment No. 2 to Mutual Services Agreement, dated September 1, 2016, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.23

Mutual Services Agreement, dated December 22, 2015, by and between Ramaco Development, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on March 21, 2018)

10.24

NRP Sublease Agreement, dated August 19, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.25

Amendment No. 1 to NRP Sublease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.26

Amended and Restated Lease Agreement, dated August 20, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC, RAM Mining, LLC and RAMACO Mining, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.27

Amendment No. 1 to Amended and Restated Lease Agreement, dated December 31, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.28

Amendment No. 2 to Amended and Restated Lease Agreement, dated March 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.29

Amendment No. 3 to Amended and Restated Lease Agreement, dated August 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.30

Ramaco Development, LLC 2016 Membership Unit Option Plan (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.31

Form of Ramaco Resources, Inc. Stock Option Notice and Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.32

Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

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

†10.46

Indemnification Agreement (Christopher L. Blanchard) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 29, 2017)

10.47

Loan and Security Agreement, dated June 11, 2018, by and between Ramaco Resources, LLC and Maxus Capital Group, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on August 6, 2018)

10.48

Promissory Note dated June 11, 2018, by Ramaco Resources, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on August 6, 2018)

10.49

Corporate Guaranty dated June 11, 2018, by Ramaco Resources, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on August 6, 2018)

10.50

Credit and Security Agreement, dated November 2, 2018, by and among: (i) Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 6, 2018)

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Briggs & Veselka Co.

*23.2	Consent of Weir International, Inc.

*23.3	Consent of True Line, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Mine Safety Disclosure

*101	Interactive Data File (Form 10-K for the year ended December 31, 2018 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*	Exhibit filed herewith.

†	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 19, 2019	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2019	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman and Chief Financial Officer and Director (Principal Financial Officer)

March 19, 2019	By:	/s/ Michael Bauersachs
Michael Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

March 19, 2019	By:	/s/ Michael Windisch
Michael Windisch
Chief Accounting Officer
(Principal Accounting Officer)

March 19, 2019	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

March 19, 2019	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

March 19, 2019	By:	/s/ W. Howard Keenan, Jr.
W. Howard Keenan, Jr.
Director

March 19, 2019	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

March 19, 2019	By:	/s/ Tyler Reeder
Tyler Reeder
Director

March 19, 2019	By:	/s/ Trent Kososki
Trent Kososki
Director

March 19, 2019	By:	/s/ Bruce E. Cryder
Bruce E. Cryder
Director