Form 10-Q
period 2019-03-31
Ramaco Resources, Inc.
filed 2019-05-07
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	METC	NASDAQ Global Select Market

As of May 3, 2019, the registrant had 40,832,467 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

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

●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share amounts	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,939	$6,951
Accounts receivable	27,285	10,729
Inventories	15,027	14,185
Prepaid expenses	1,958	3,154
Total current assets	46,209	35,019

Property, plant and equipment, net	156,343	149,205

Advanced coal royalties	3,126	3,045
Other assets	1,013	975
Total Assets	$206,691	$188,244

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$15,247	$16,393
Accrued expenses	9,124	8,094
Asset retirement obligations	292	71
Current portion of long-term debt	5,000	5,000
Other	116	287
Total current liabilities	29,779	29,845

Asset retirement obligations	12,657	12,707
Long-term debt, net	13,737	4,474
Deferred tax liability	1,450	109
Other long-term liabilities	182	—
Total liabilities	57,805	47,135

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,832,890 and 40,082,467 shares issued and outstanding, respectively	408	401
Additional paid-in capital	151,813	150,926
Accumulated deficit	(3,335)	(10,218)
Total stockholders' equity	148,886	141,109
Total Liabilities and Stockholders' Equity	$206,691	$188,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2019	2018
In thousands, except per share amounts
Revenues	$57,460	$55,943

Cost and expenses
Cost of sales (exclusive of items shown separately below)	41,006	44,331
Asset retirement obligation accretion	128	123
Depreciation and amortization	4,116	2,438
Selling, general and administrative	3,960	3,431
Total cost and expenses	49,210	50,323

Operating income	8,250	5,620

Other income	298	489
Interest expense, net	(307)	(100)

Income before taxes	8,241	6,009

Income tax expense	1,358	743

Net income	$6,883	$5,266

Basic and diluted earnings per share
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

Weighted average common shares outstanding
Basic	40,604	39,905
Diluted	40,652	40,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional
	Common	Paid-	Accumulated	Total
	Stock	in Capital	Deficit	Equity
In thousands
Balance at January 1, 2019	$401	150,926	$(10,218)	$141,109
Equity-based compensation	7	887	—	894
Net income	—	—	6,883	6,883
Balance at March 31, 2019	$408	$151,813	$(3,335)	$148,886

Balance at January 1, 2018	396	148,293	(35,292)	113,397
Equity-based compensation	5	546	—	551
Net income	—	—	5,266	5,266
Balance at March 31, 2018	$401	$148,839	$(30,026)	$119,214

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2019	2018
Cash flows from operating activities
Net income	$6,883	$5,266
Adjustments to reconcile net income to net cash from operating activities
Accretion of asset retirement obligations	128	123
Depreciation and amortization	4,116	2,438
Amortization of debt issuance costs	14	48
Stock-based compensation	894	551
Deferred income tax expense	1,341	709
Changes in operating assets and liabilities
Accounts receivable	(16,556)	(16,331)
Prepaid expenses	1,196	(1,464)
Inventories	(842)	(74)
Advanced coal royalties	(81)	—
Other assets and liabilities	144	44
Accounts payable	(4,159)	8,562
Accrued expenses	1,031	3,564
Net cash from operating activities	(5,891)	3,436

Cash flow from investing activities
Purchases of property, plant and equipment	(8,199)	(12,769)
Proceeds from maturities of investment securities	-	5,200
Net cash from investing activities	(8,199)	(7,569)

Cash flows from financing activities
Proceeds from borrowings	26,500	6,000
Repayments of borrowings	(17,251)	—
Repayments of financed insurance payable	(171)	(220)
Payment of debt issuance costs	-	(257)
Net cash from financing activities	9,078	5,523

Net change in cash and cash equivalents	(5,012)	1,390
Cash and cash equivalents, beginning of period	6,951	5,934

Cash and cash equivalents, end of period	$1,939	$7,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Three months ended March 31,
	2019	2018

Supplemental cash flow information
Cash paid for interest	$249	$57
Cash paid for taxes	—	—
Non-cash investing and financing activities
Capital expenditures included in accounts payable and accrued expenses	4,332	3,172
Financed insurance	-	789
Additional asset retirement obligations acquired or incurred	43	88

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition—Our primary source of revenue is from the sale of coal through contracts with steel and coke producers usually having durations of one year or less. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. Before adoption of the new standard, revenue was recognized when risk of loss passed to our customer. The timing of revenue recognition for our coal sales remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues.

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

Our coal sales generally include up to 90-day payment terms following the transfer of control of the goods to our customer. In the case of some of our foreign customers, our contracts also require that letters of credit are posted to secure payment of any outstanding receivable to the Company. We do not include extended payment terms in our contracts. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or qualities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are insignificant.

Earnings per Share—Basic earnings per share is calculated using our weighted-average outstanding common shares. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock option awards as determined under the treasury stock method.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and notes payable. The fair values of these instruments approximate their carrying amounts at each reporting date.

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

Concentrations—During the three months ended March 31, 2019, sales to three customers accounted for approximately 55% of total revenue. The total balance due from these three customers at March 31, 2019 was approximately 28% of total accounts receivable. During the three months ended March 31, 2018 sales to three customers accounted for approximately 47% of total revenue.

Recent Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases have been exempted from the standard. We adopted ASU 2016-02, Leases, on January 1, 2019. The Company elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.3 million as of March 31, 2019, which were not previously recorded on the Company’s balance sheet.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

	March 31, 2019	December 31, 2018
In thousands
Plant and equipment at cost	$113,564	$109,911
Construction in process	16,892	12,066
Capitalized mine development costs	45,784	43,037
Less: Accumulated depreciation and amortization	(19,897)	(15,809)
Total property, plant and equipment, net	$156,343	$149,205

During the three months ended March 31, 2019, depreciation expense related to our plant and equipment totaled $3.0 million and amortization of our capitalized development costs totaled $1.1 million. During the three months ended March 31, 2018, depreciation expense related to our plant and equipment totaled $2.0 million and amortization of our capitalized development costs totaled $0.4 million.

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $5.7 million as of March 31, 2019 and $5.5 million as of December 31, 2018.

NOTE 4—DEBT

Credit Facility

On November 2, 2018 the Company (together with its subsidiaries, and collectively the “Borrower”) entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”).  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”).  To secure the Credit Facility the Company pledged all personal property assets of Borrower, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Company used the Credit Facility to repay the existing notes payable and provide working capital. The Credit Facility has a maturity date of November 2, 2021.

The Revolving Credit Facility interest rate is based on LIBOR + 2.35% or Base Rate + 1.75%.  The Term Loan credit interest rate is based on LIBOR + 4.75% or Base Rate + 3.75%.  Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 1.0%.  Both loans are initially base rate loans, but may be converted to LIBOR rate loans at certain times at the Company’s discretion.

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid. As of March 31, 2019, the outstanding principal balance of the Term Loan was $8.3 million and the carrying amount was $8.2 million. As of December 31, 2018, the outstanding principal balance of the Term Loan was $9.6 million and the carrying amount was $9.5 million. As of March 31, 2019, $10.5 million was outstanding on the Revolving Credit Facility. There was no outstanding balance on the Revolving Credit Facility at December 31, 2018.

The Credit Facility contains usual and customary representations and warranties and usual and customary affirmative and negative covenants, including but not limited to, limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of March 31, 2019, the Company was in compliance with all covenants under the Credit Facility.

NOTE 5—EQUITY

As of March 31, 2019, we had 40,832,890 shares of common stock outstanding.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At March 31, 2019, 5.2 million shares were available under the current plan for future awards.

Total compensation costs recognized for all stock-based compensation was $0.9 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

Share Options – A total of 937,424 options for the purchase of shares of the Company’s common stock were granted to two executives on August 31, 2016 at a purchase price of $5.34 per share. Stock-based compensation expense totaling $2.1 million was recognized during 2017 for the accelerated vesting of these options in our IPO. The options have a ten-year term from the grant date. The options remain outstanding and unexercised at March 31, 2019 and are in-the-money.

Restricted Shares—We grant restricted stock to certain senior executives, key employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement with the Company. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $0.9 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $7.1 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.6 years.

The following table summarizes restricted awards outstanding as of March 31, 2019, as well as activity during the period:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	966,134	$6.99
Granted	757,510	5.47
Vested	—	—
Forfeited	(7,120)	6.05
Outstanding at March 31, 2019	1,716,524	$6.32

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bond

As of March 31, 2019, our asset retirement obligations totaled $12.9 million and we had total corresponding reclamation bonding requirements of $12.7 million, which were supported by surety bonds.

Purchase Commitments

We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March 31, 2019, commitments under take-or-pay arrangements totaled approximately $2.7 million through March 31, 2020.

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

	Three months ended March 31,
In thousands	2019	2018
Coal Sales
Domestic revenues	$36,571	$23,610
Export revenues	20,889	32,333
Total revenues	$57,460	$55,943

As of March 31, 2019, the Company has outstanding performance obligations for the remainder of 2019 of approximately 1.2 million tons for contracts having fixed pricing and 0.3 million tons for contracts to export customers with index-based pricing mechanisms. Additionally, the Company has outstanding performance obligations beyond 2019 of approximately 0.1 million tons for export contracts with index-based pricing mechanisms.

NOTE 8—INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended March 31, 2019 was $1.4 million, an effective tax rate of 16.5%. Income tax expense for the three months ended March 31, 2018 was $0.7 million, an effective tax rate of 12.4%.

NOTE 9—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS for the three months ended March 31, 2019 and 2018. EPS is reported under the treasury stock method.

	Three months ended March 31,
In thousands, except per share amounts	2019	2018
Numerator
Net income	$6,883	$5,266
Denominator
Weighted average shares used to compute basic EPS	40,604	39,905
Dilutive effect of share-based awards	48	237
Weighted average shares used to compute diluted EPS	40,652	40,142

Earnings per share
Basic	$0.17	$0.13
Diluted	$0.17	$0.13

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Payments of minimum royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Under these agreements, minimum royalties are paid in arrears each month to the extent that the earned production royalties for such month are less than the required minimums. Amounts due to Ramaco Coal, LLC of $0.4 million and $2.9 million at March 31, 2019 and December 31, 2018, respectively, are included in Accounts Payable in the condensed consolidated balance sheet and represent production royalty payables.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees.  Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party.  The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made under this agreement in the three months ended March 31, 2019 and 2018.

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

Business Overview

Our primary source of revenue is the sale of metallurgical coal. We have a 248-million-ton reserve base of high-quality metallurgical coal and four long-lived projects under development. We are currently mining in a total of four underground mines, one surface mine and a highwall miner at our two complexes. Our plan is to complete development of our remaining projects and grow production to more than 4.0 million clean tons of metallurgical coal over the next three to four years depending on the rate at which we are able to deploy capital. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

We sell substantially all of our metallurgical coal production to steel producers. Metallurgical coal, which is converted to coke, is a critical input in the steel production process. Metallurgical coal markets remained strong in the first quarter of 2019, as economic growth continued to support international coking coal prices. Steel tariffs appear to have had little impact on metallurgical coal pricing or demand to date, but longer-term implications for metallurgical coal markets and the global economy as a whole remain uncertain.

First Quarter 2019 Overview

●

In response to the partial structural failure of one of the three raw coal storage silos at our Elk Creek facility in November 2018, we completed the fabrication of a permanent bypass conveyance system in February 2019. This conveyance system operates at greater than 80% of processing capacity with increased reliability compared to the initial bypass system completed in December 2018. We anticipate completion of rehabilitation work to the two remaining silos in the second quarter of 2019 at which point we expect the prep plant to return to full processing capacity.

●

We generated revenue of $57.5 million in the first quarter of 2019, an increase of over 30% compared to the fourth quarter of 2018. This increase was primarily due to the improved processing capacity at the Elk Creek prep plant compared to the fourth quarter of 2018, as well as increased sales prices.

●	We produced over 470,000 clean tons of coal during the first quarter of 2019.
●

We began the implementation of the new plate press at our Elk Creek facility. This equipment will allow us to more fully utilize our impoundment, as well as extend the life of the current refuse and impoundment footprint to around 20 years.

Results of Operations

	Three months ended March 31,
In thousands	2019	2018
Consolidated statement of operations data
Revenues	$57,460	$55,943
Cost and expenses
Cost of sales (exclusive of items shown separately below)	41,006	44,331
Asset retirement obligation accretion	128	123
Depreciation and amortization	4,116	2,438
Selling, general and administrative	3,960	3,431
Total cost and expenses	49,210	50,323

Operating income	8,250	5,620

Other income	298	489
Interest expense, net	(307)	(100)
Income before taxes	8,241	6,009

Income tax expense	1,358	743

Net income	$6,883	$5,266

Adjusted EBITDA	$13,686	$9,221

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Three months ended March 31,
In thousands	2019	2018	Increase (Decrease)
Company Produced
Coal sales revenue	$52,486	$36,853	$15,633
Tons sold	443	403	40
Purchased from Third Parties
Coal sales revenue	$4,974	$19,090	$(14,116)
Tons sold	35	119	(84)

Coal sales in the first quarter of 2019 were approximately $1.5 million higher than in the first quarter of 2018 due to higher realized prices, offset partially by decreased sales of purchased coal.

Cost of sales. Our cost of sales totaled $41.0 million for the three months ended March 31, 2019 as compared with $44.3 million for the same period in 2018. This decrease was primarily driven by lower purchased-coal sales volume, partially offset by increased costs per ton.

The total cash cost per ton sold (FOB mine) for the first quarter of 2019 was approximately $68 for our produced coal and approximately $108 for coal we purchased from third parties. The $68 cash costs per ton for produced coal in the first quarter of 2019 were up from approximately $65 in the first quarter of 2018. The increase was partially due to sales related costs, such as royalties and severance taxes, due to higher sales prices in the 2019 period. A slight increase in the percentage of production from the Berwind Development Mine also contributed to increased overall cost per ton on Company produced coal.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in both of the three-month periods ended March 31, 2019 and 2018.

Depreciation and amortization. Our depreciation and amortization costs for the first quarter of 2019 were $4.1 million as compared with $2.4 million for the first quarter of 2018. Increased depreciation and amortization costs result from our growth and expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $4.0 million for the quarter ended March 31, 2019 as compared with $3.4 million for the same period in 2018. This increase was primarily due to an increase of $0.4 million in stock-based compensation expense. The majority of the Company’s stock-based compensation awards vest over a three-year period and expense is recognized over that vesting period. As a newly public company in 2017, we implemented a stock-based compensation program. Once our stock-based compensation program has been in place for three years, we will typically have three tranches of awards expensed annually.

Other income. Other income was $0.3 million for the first quarter of 2019, as compared with $0.5 million for the first quarter of 2018. This decrease was primarily due to a decrease in rail rebates received during the first quarter of 2019.

Interest expense, net. Interest expense, net was $0.3 million for the three months ended March 31, 2019 as compared with $0.1 million in the prior year period. This increase was driven by a larger amount of outstanding debt during the current year period as compared to the prior year period.

Income tax expense. For the three months ended March 31, 2019, we recognized income tax expense of $1.4 million, or an effective income tax rate of 16.5%. Our estimated full year effective tax rate for 2019 is comprised of the expected statutory tax expense offset by tax benefits for percentage depletion. Cash taxes paid for 2019 are expected to be less than $0.2 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes. For the three months ended March 31, 2018 we recognized tax expense of $0.7 million, or an effective rate of 12.4%.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) plus net interest expense, stock-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of income (loss), net of income taxes, to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. The table below shows how we calculate Adjusted EBITDA:

	Three months ended March 31,
	2019	2018
In thousands
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$6,883	$5,266
Depreciation and amortization	4,116	2,438
Interest expense, net	307	100
Income taxes	1,358	743
EBITDA	12,664	8,547
Stock-based compensation	894	551
Accretion of asset retirement obligation	128	123
Adjusted EBITDA	$13,686	$9,221

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total
In thousands, except per ton amounts
Revenues	$52,486	$4,974	$57,460	$42,959	$12,984	$55,943
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	6,636	531	7,167	6,106	1,148	7,254
Non-GAAP revenues (FOB mine)	$45,850	$4,443	$50,293	$36,853	$11,836	$48,689
Tons sold	443	35	478	403	119	522
Revenues per ton sold (FOB mine)	$104	$127	$105	$91	$100	$93

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Company Produced	Purchased Coal	Total	Company Produced	Purchased Coal	Total
In thousands, except per ton amounts
Cost of sales	$36,710	$4,296	$41,006	$32,435	$11,896	$44,331
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	6,636	531	7,167	6,361	1,221	7,582
Non-GAAP cash cost of coal sales	$30,074	$3,765	$33,839	$26,074	$10,675	$36,749
Tons sold	443	35	478	403	119	522
Cash cost per ton sold	$68	$108	$71	$65	$90	$70

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Three months ended March 31,
In thousands	2019	2018
Consolidated statement of cash flow data:
Cash flows from operating activities	$(5,891)	$3,436
Cash flows from investing activities	(8,199)	(7,569)
Cash flows from financing activities	9,078	5,523
Net change in cash and cash equivalents	$(5,012)	$1,390

Cash flows from operating activities during the three months ended March 31, 2019 decreased from the three months ended March 31, 2018 primarily due to changes in operating assets and liabilities. Accounts payable decreased during the first quarter of 2019 resulting in a use of cash, whereas accounts payable increased during the first quarter of 2018.

Net cash used in investing activities was $8.2 million for the three months ended March 31, 2019 as compared with $7.6 million for the same period of 2018. Our capital expenditures totaled $8.2 million and $12.8 million in the 2019 and 2018 periods, respectively. We received proceeds of $5.2 million from maturing investment securities during the 2018 period. We did not have any maturing investments during the first quarter of 2019.

Cash flows from financing activities were $9.1 million for the three months ended March 31, 2019, which was primarily due to net borrowings of $9.2 million, partially offset by repayments on insurance financing of $0.2 million. Cash flows from financing activities were $5.5 million for the three months ended March 31, 2018, which was due to net proceeds from short term borrowings of $5.7 million, partially offset by repayments on insurance financing of $0.2 million.

Indebtedness

On November 2, 2018 the Company (together with its subsidiaries, and collectively the “Borrower”) entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”).  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”).  To secure the Credit Facility the Company pledged all personal property assets of Borrower, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Company used the Credit Facility to repay the existing notes payable and provide working capital. The Credit Facility has a maturity date of November 2, 2021.

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid. As of March 31, 2019, the outstanding principal balance was $8.3 million and the carrying amount was $8.2 million. As of December 31, 2018, the outstanding principal balance was $9.6 million and the carrying amount was $9.5 million. As of March 31, 2019, there was $10.5 million outstanding on the Revolving Credit Facility. There was no outstanding balance on the Revolving Credit Facility at December 31, 2018. For additional information on the Credit Facility, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10-Q.

Liquidity

As of March 31, 2019, our liquidity was $21.4 million. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. During the first three months of 2019, our capital expenditures totaled approximately $8.2 million.

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

As of March 31, 2019, we had no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s exposure to market risk has not changed materially since December 31, 2018.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
**

Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMACO RESOURCES, INC.

May 7, 2019	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

May 7, 2019	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman and Chief Financial Officer
(Principal Financial Officer)