Form 10-Q
period 2019-06-30
Ramaco Resources, Inc.
filed 2019-08-13
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001‑38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38‑4018838
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

250 West Main Street, Suite 1800
Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip code)

(859) 244‑7455
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	METC	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐    No  ☒

As of August 3, 2019, the registrant had 40,942,581 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10‑K for the year ended December 31, 2018 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements may include statements about:

•	anticipated production levels, costs, sales volumes and revenues;
•	timing for completion of major capital projects;
•	economic conditions in the steel industry generally;
•	economic conditions in the metallurgical coal industry generally;
•	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
•	estimated quantities or quality of our metallurgical coal reserves;
•	our expectations relating to dividend payments and our ability to make such payments;
•

our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;

•	maintenance, operating or other expenses or changes in the timing thereof;
•	financial condition and liquidity of our customers;
•	competition in coal markets;
•	the price of metallurgical coal and/or thermal coal;
•

compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;

•	potential legal proceedings and regulatory inquiries against us;
•	the impact of weather and natural disasters on demand, production and transportation;
•	purchases by major customers and our ability to renew sales contracts;
•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;
•	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
•	transportation availability, performance and costs;
•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
•	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities; and
•	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,541	$6,951
Accounts receivable	26,099	10,729
Inventories	16,593	14,185
Prepaid expenses	1,604	3,154
Total current assets	49,837	35,019

Property, plant and equipment – net	164,193	149,205
Advanced coal royalties	3,113	3,045
Other	994	975
Total Assets	$218,137	$188,244

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$16,325	$16,393
Accrued expenses	9,390	8,094
Asset retirement obligations	513	71
Current portion of long-term debt	5,000	5,000
Other	—	287
Total current liabilities	31,228	29,845

Asset retirement obligations	12,656	12,707
Long-term debt, net	10,002	4,474
Deferred tax liability	3,537	109
Other long-term liabilities	155	—
Total liabilities	57,578	47,135

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,942,581 and 40,082,467 shares issued and outstanding, respectively	409	401
Additional paid-in capital	152,872	150,926
Retained earnings (deficit)	7,278	(10,218)
Total equity	160,559	141,109
Total Liabilities and Stockholders' Equity	$218,137	$188,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$65,761	$65,278	$123,221	$121,221

Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	43,219	47,860	84,225	92,191
Asset retirement obligation accretion	128	124	256	247
Depreciation and amortization	4,822	2,955	8,938	5,393
Selling, general and administrative	4,703	3,692	8,664	7,123
Total cost and expenses	52,872	54,631	102,083	104,954
Operating income	12,889	10,647	21,138	16,267
Other income	194	513	492	1,002
Interest expense, net	(302)	(314)	(609)	(414)
Income before tax	12,781	10,846	21,021	16,855
Income tax expense	2,168	642	3,525	1,385
Net income	$10,613	$10,204	$17,496	$15,470

Earnings per common share
Basic earnings per share	$0.26	$0.25	$0.43	$0.39
Diluted earnings per share	$0.26	$0.25	$0.43	$0.38

Basic weighted average shares outstanding	40,869	40,082	40,737	39,994
Diluted weighted average shares outstanding	40,965	40,340	40,810	40,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional
	Common	Paid-	Retained	Total
In thousands	Stock	in Capital	Earnings (Deficit)	Equity
Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Equity-based compensation	8	1,946	—	1,954
Net income	—	—	17,496	17,496
Balance at June 30, 2019	$409	$152,872	$7,278	$160,559

Balance at January 1, 2018	396	148,293	(35,292)	113,397
Equity-based compensation	5	1,240	—	1,245
Net income	—	—	15,470	15,470
Balance at June 30, 2018	$401	$149,533	$(19,822)	$130,112

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2019	2018
Cash flows from operating activities
Net income	$17,496	$15,470
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	256	247
Depreciation and amortization	8,938	5,393
Amortization of debt issuance costs	28	187
Equity-based compensation	1,954	1,245
Deferred income taxes	3,429	1,385
Changes in operating assets and liabilities:
Accounts receivable	(15,370)	(21,100)
Prepaid expenses	1,550	(977)
Inventories	(2,408)	(1,237)
Advanced coal royalties	(68)	82
Other assets	135	(206)
Accounts payable	(4,121)	1,340
Accrued expenses	1,295	6,282
Net cash from operating activities	13,114	8,111

Cash flow from investing activities:
Purchases of property, plant and equipment	(19,737)	(27,478)
Proceeds from maturities of investment securities	—	5,200
Net cash from investing activities	(19,737)	(22,278)

Cash flows from financing activities
Proceeds from borrowings	44,300	13,000
Proceeds from notes payable - related party	—	3,000
Payments of debt issuance cost	—	(429)
Repayment of borrowings	(38,800)	(1,000)
Repayments of financed insurance payable	(287)	(427)
Net cash from financing activities	5,213	14,144

Net change in cash and cash equivalents	(1,410)	(23)
Cash and cash equivalents, beginning of period	6,951	5,934
Cash and cash equivalents, end of period	$5,541	$5,911

Supplemental cash flow information:
Cash paid for interest	$568	$340
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	5,373	2,128
Financed insurance	—	789
Additional asset retirement obligations acquired or incurred	137	127

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Revenue Recognition—Our primary source of revenue is from the sale of coal through contracts with steel and coke producers usually having durations of one year or less. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers. This new standard supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014‑09 is to recognize revenues in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014‑09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. Before adoption of the new standard, revenue was recognized when risk of loss passed to our customer. The timing of revenue recognition for our coal sales remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenues.

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

Our coal sales generally include up to 90‑day payment terms following the transfer of control of the goods to our customer. In the case of some of our foreign customers, our contracts also require that letters of credit are posted to secure payment of any outstanding receivable to the Company. We do not include extended payment terms in our contracts. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or qualities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are insignificant.

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

Concentrations—During the three and six months ended June 30, 2019, sales to four customers accounted for approximately 55% of total revenue in each period. The total balance due from these four customers at June 30, 2019 was approximately 69% of total accounts receivable. During the three and six months ended June 30, 2018 sales to three  customers accounted for approximately 79% and 75% of total revenue, respectively.

Recent Accounting Pronouncements—In February 2016, the FASB issued ASU 2016‑02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases have been exempted from the standard. We adopted ASU 2016‑02, Leases, on January 1, 2019. The Company elected the “package of practical expedients” within the standard which permits the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.3 million, which were not previously recorded on the Company’s balance sheet.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
Plant and equipment	$130,218	$109,911
Construction in process	10,252	12,066
Capitalized mine development cost	48,413	43,037
Less accumulated depreciation and amortization	(24,690)	(15,809)
Total property, plant and equipment, net	$164,193	$149,205

During the three months ended June 30, 2019, depreciation expense related to our plant and equipment totaled $3.4 million and amortization of our capitalized development costs totaled $1.4 million. During the three months ended June

30, 2018, depreciation expense related to our plant and equipment totaled $2.3 million and amortization of our capitalized development costs totaled $0.6 million.

During the six months ended June 30, 2019, depreciation expense related to our plant and equipment totaled $6.4 million and amortization of our capitalized development costs totaled $2.5 million. During the six months ended June 30, 2018, depreciation expense related to our plant and equipment totaled $4.4 million and amortization of our capitalized development costs totaled $1.0 million.

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $7.2 million as of June 30, 2019 and $5.5 million as of December 31, 2018.

NOTE 4—DEBT

Credit Facility

On November 2, 2018 the Company (together with its subsidiaries, and collectively the “Borrower”) entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”). The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”). To secure the Credit Facility the Company pledged all personal property assets of Borrower, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Company used the Credit Facility to repay existing notes payable and provide working capital. The Credit Facility has a maturity date of November 2, 2021.

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

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid. As of June 30, 2019, the outstanding principal balance of the Term Loan was $7.1 million and the carrying amount was $7.0 million. As of December 31, 2018, the outstanding principal balance of the Term Loan was $9.6 million and the carrying amount was $9.5 million. As of June 30, 2019,  $8.0 million was outstanding on the Revolving Credit Facility. There was no outstanding balance on the Revolving Credit Facility at December 31, 2018.

The Credit Facility contains usual and customary representations and warranties and usual and customary affirmative and negative covenants, including but not limited to, limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of June 30, 2019, the Company was in compliance with all covenants under the Credit Facility.

NOTE 5—EQUITY

As of June 30, 2019, we had 40,942,581 shares of common stock outstanding.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At June 30, 2019, 5.1 million shares were available under the current plan for future awards.

Total compensation costs recognized for all stock-based compensation was $1.1 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively.

Total compensation costs recognized for all stock-based compensation was $2.0 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.

Share Options – A total of 937,424 options for the purchase of shares of the Company’s common stock were granted to two executives on August 31, 2016 at a purchase price of $5.34 per share. Stock-based compensation expense totaling $2.1 million was recognized during 2017 for the accelerated vesting of these options in our IPO. The options have a ten-year term from the grant date. The options remain outstanding and unexercised and were not in-the-money at June 30, 2019.

Restricted Shares—We grant restricted stock to certain senior executives, key employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement with the Company. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.6 years.

The following table summarizes restricted awards outstanding as of June 30, 2019, as well as activity during the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	966,134	$6.99
Granted	867,201	5.49
Vested	—	—
Forfeited	(7,087)	6.05
Outstanding at June 30, 2019	1,826,248	$6.28

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bond

As of June 30, 2019,  our asset retirement obligations totaled $13.2 million and we had total corresponding reclamation bonding requirements of $12.8 million, which were supported by surety bonds.

Purchase Commitments

We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of June 30, 2019,  commitments under take-or-pay arrangements totaled approximately $2.3 million through March 31, 2020.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Coal Sales
Domestic revenues	$39,544	$34,376	$76,116	$60,074
Export revenues	26,217	30,902	47,105	61,147
Total revenues	$65,761	$65,278	$123,221	$121,221

As of June 30, 2019, the Company has outstanding performance obligations for the remainder of 2019 of approximately 0.8 million tons for contracts having fixed pricing and 0.1 million tons for contracts to export customers with index-based pricing mechanisms. Additionally, the Company has outstanding performance obligations beyond 2019 of approximately 0.1 million tons for export contracts with index-based pricing mechanisms.

NOTE 8—INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. Income tax expense for the three months ended June 30, 2019 was $2.2 million, an effective tax rate of 17.0%, compared to $0.6 million, an effective tax rate of 5.9% for the three months ended June 30, 2018.     Income tax expense for the six months ended June 30, 2019 was $3.5 million, an effective tax rate of 16.8% compared to expense of $1.4 million, an effective tax rate of 8.2% for the six months ended June 30, 2018. The primary difference between the statutory rate of 21% and the actual rate is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

NOTE 9—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018. EPS is reported under the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income	$10,613	$10,204	$17,496	$15,470
Denominator
Weighted average shares used to compute basic EPS	40,869	40,082	40,737	39,994
Dilutive effect of share-based awards	96	258	73	248
Weighted average shares used to compute diluted EPS	40,965	40,340	40,810	40,242

Earnings per share
Basic	$0.26	$0.25	$0.43	$0.39
Diluted	$0.26	$0.25	$0.43	$0.38

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Payments of minimum royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Under these agreements, minimum royalties are paid in arrears each month to the extent that the earned production royalties for such month are less than the required minimums. Amounts due to Ramaco Coal, LLC of $0.8 million and $2.9 million at June 30, 2019 and December 31, 2018, respectively, are included in Accounts Payable in the condensed consolidated balance sheet and represent production royalty payables.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2018, the Company and Ramaco Coal, LLC agreed to share the services of certain party’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12‑month terms, but may be terminated by either party at the end of any 12‑month term by providing written notice at least 30 days prior to the end of the then-current term. During the six months ended June 30, 2019, the Company billed $4,000 to Ramaco Coal, LLC for use of services.

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

Business Overview

Our primary source of revenue is the sale of metallurgical coal. As of December 31, 2018, we had a 248‑million-ton reserve base of high-quality metallurgical coal and four long-lived projects under development. We are currently mining in a total of four underground mines, one surface mine and a highwall miner at our two complexes. Our plan is to complete development of our remaining projects and grow production to more than 4.0 million clean tons of metallurgical coal over the next three to four years depending on the rate at which we are able to deploy capital. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

We sell substantially all of our metallurgical coal production to steel producers. Metallurgical coal, which is converted to coke, is a critical input in the steel production process. Metallurgical coal markets remained strong in the second quarter of 2019, as economic growth continued to support international coking coal prices. However, subsequent to the second quarter of 2019, certain China ports began to put restrictions on imported coal. Between these restrictions and the ongoing trade dispute between China and the U.S., metallurgical coal prices dropped meaningfully at the start of the third quarter of 2019. While we believe longer-term supply/demand dynamics generally remain tight, implications for metallurgical coal markets and the global economy as a whole remain uncertain.

Second Quarter 2019 Overview

•

In response to the structural failure of one of the three raw coal storage silos at our Elk Creek facility in November 2018, we completed the fabrication of a permanent bypass conveyance system in February 2019.  During June 2019, we completed remediation work in one of the two remaining silos.  The remediation efforts were completed in mid-July 2019 on the second remaining silo, and the Elk Creek plant returned to full processing capacity at the beginning of August 2019.

•

We generated revenue of $65.8 million in the second quarter of 2019, an increase of over 14% compared to the first quarter of 2019.  This increase was primarily due to increased sales volumes and prices in the second quarter.  Average sales price increased as we completed the remainder of our 2018 carryover shipments in the early part of the second quarter.

•	We produced over 476,000 clean tons of coal during the second quarter of 2019.
•	Net income and EBITDA for the second quarter of 2019 increased to $10.6 million and $19.1 million, respectively, a 4% and 28% increase, respectively, from the second quarter of 2018.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Consolidated statement of operations data
Revenue	$65,761	$65,278	$123,221	$121,221
Cost and expenses
Cost of coal sales (exclusive of items shown separately below)	43,219	47,860	84,225	92,191
Asset retirement obligation accretion	128	124	256	247
Depreciation and amortization	4,822	2,955	8,938	5,393
Selling, general and administrative	4,703	3,692	8,664	7,123
Total cost and expenses	52,872	54,631	102,083	104,954

Operating income (loss)	12,889	10,647	21,138	16,267

Other income	194	513	492	1,002
Interest expense, net	(302)	(314)	(609)	(414)
Income (loss) before tax	$12,781	$10,846	$21,021	$16,855

Income tax expense	2,168	642	3,525	1,385

Net income (loss)	$10,613	$10,204	$17,496	$15,470

Adjusted EBITDA	$19,093	$14,933	$32,778	$24,154

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues.  Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales.  Coal sales information is summarized as follows:

	Three months ended June 30,
(In thousands)	2019	2018	Increase (Decrease)
Company Produced
Coal sales revenue	$62,516	$52,051	$10,465
Tons sold	499	493	6
Purchased from Third Parties
Coal sales revenue	$3,245	$13,227	$(9,982)
Tons sold	26	123	(97)

Coal sales in the second quarter of 2019 were approximately $0.5 million higher than in the second quarter of 2018 due to higher realized prices, offset partially by decreased sales of purchased coal.

Cost of sales. Our cost of sales totaled $43.2 million for the three months ended June 30, 2019 as compared with $47.9 million for the same period in 2018.  This decrease was primarily driven by lower purchased-coal sales volume, partially offset by increased costs per ton.

The total cash cost per ton sold (FOB mine) for the second quarter of 2019  was approximately $71 for our produced coal and approximately $122 for coal we purchased from third parties. The $71  cash costs per ton for produced coal in the second quarter of 2019  were up from approximately $56 in the second quarter of 2018. The increase was partially due to sales-related costs, such as royalties and severance taxes, due to higher sales prices in the 2019 period. Temporary adverse roof conditions at the Eagle mine during the 2019 period, as well as a slight increase in the percentage of production from the Berwind Development Mine also contributed to increased overall cost per ton on Company produced coal.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in both of the three-month periods ended June 30, 2019 and 2018.

Depreciation and amortization. Our depreciation and amortization costs for the second quarter of 2019 were  $4.8 million as compared with $3.0 million for the second quarter of 2018. Increased depreciation and amortization costs result from our growth and expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $4.7 million for the thre months ended June 30, 2019 as compared with $3.7 million for the same period in 2018. This increase was primarily due to an increase of $0.4 million in stock-based compensation expense.  The majority of the Company’s stock-based compensation awards vest over a three-year period and expense is recognized over that vesting period. As a newly public company in 2017, we implemented a stock-based compensation program. Once our stock-based compensation program has been in place for three years, we will typically have three tranches of awards expensed annually.

Other income. Other income was $0.2 million for the second quarter of 2019, as compared with $0.5 million for the second quarter of 2018. This decrease was primarily due to a decrease in rail rebates received during the second quarter of 2019.

Interest expense, net. Interest expense, net was $0.3 million in both the three months ended June 30, 2019 and 2018.

Income tax expense. For the three months ended June 30, 2019, we recognized income tax expense of $2.2 million, or an effective income tax rate of 17.0%.  For the three months ended June 30, 2018 we recognized tax expense of $0.6 million, or an effective rate of 5.9%. Our estimated full year effective tax rate for 2019 is comprised of the expected statutory tax expense offset by tax benefits for percentage depletion. Cash taxes paid for 2019 are expected to be less than $0.4 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues. Our revenues include sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenues and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Six months ended June 30,
(In thousands)	2019	2018	Increase (Decrease)
Company Produced
Coal sales revenue	$115,216	$95,009	$20,207
Tons sold	942	896	46
Purchased from Third Parties
Coal sales revenue	$8,005	$26,212	$(18,207)
Tons sold	61	241	(180)

Coal sales in the six months ended June 30, 2019 were approximately $2.0 million higher than in the six months ended June 30, 2018 due to higher realized prices, offset partially by decreased sales of purchased coal.

Cost of sales. Our cost of sales totaled $84.2 million for the six months ended June 30, 2019 as compared with $92.2 million for the same period in 2018.  This decrease was primarily driven by lower purchased-coal sales volume, partially offset by increased costs per ton.

The total cash cost per ton sold (FOB mine) for the first half of 2019 was approximately $69 for our produced coal and approximately $114 for coal we purchased from third parties. The $69 cash costs per ton for produced coal in the second quarter of 2019 were up from approximately $60 in the first half of 2018. The increase was partially due to sales-related costs, such as royalties and severance taxes, due to higher sales prices in the 2019 period. Temporary adverse roof conditions at the Eagle mine during the second quarter of 2019, as well as a slight increase in the percentage of production from the Berwind Development Mine also contributed to increased overall cost per ton on Company produced coal.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization. Our depreciation and amortization costs for the six months ended June 30, 2019 were $8.9 million as compared with $5.4 million for the six months ended June 30, 2018. Increased depreciation and amortization costs resulted from our growth and expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $8.7 million for the six months ended June 30, 2019 as compared with $7.1 million for the same period in 2018. This increase was primarily due to an increase of $0.7 million in stock-based compensation expense.  The majority of the Company’s stock-based compensation awards vest over a three-year period and expense is recognized over that vesting period. As a newly public company in 2017, we implemented a stock-based compensation program. Once our stock-based compensation program has been in place for three years, we will typically have three tranches of awards expensed annually.

Other income. Other income was $0.5 million for the six months ended June 30, 2019, as compared with $1.0 million for the same period in 2018. This decrease was primarily due to a decrease in rail rebates received during the 2019 period.

Interest expense, net. Interest expense, net was $0.6 million for the six months ended June 30, 2019 as compared with $0.4 million in the prior year period. This increase was driven by a larger amount of outstanding debt during the current year period as compared to the prior year period.

Income tax expense. For the six months ended June 30, 2019, we recognized income tax expense of $3.5 million, or an effective income tax rate of 16.8%. Our estimated full year effective tax rate for 2019 is comprised of the expected statutory tax expense offset by tax benefits for percentage depletion. Cash taxes paid for 2019 are expected to be less than $0.4 million. Significant depletion and depreciation expense and utilization of net operating loss carryforwards combine to substantially reduce our expected cash taxes. For the six months ended June 30, 2018 we recognized tax expense of $1.4 million, or an effective rate of 8.2%.

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

The table below shows how we calculate Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Reconciliation of Net Income to Adjusted EBITDA
Net income	$10,613	$10,204	$17,496	$15,470
Depreciation and amortization	4,822	2,955	8,938	5,393
Interest expense, net	302	314	609	414
Income taxes	2,168	642	3,525	1,385
EBITDA	17,905	14,115	30,568	22,662
Equity-based compensation	1,060	694	1,954	1,245
Accretion of asset retirement obligation	128	124	256	247
Adjusted EBITDA	$19,093	$14,933	$32,778	$24,154

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

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total
Revenues	$62,516	$3,245	$65,761	$52,051	$13,227	$65,278
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	4,695	42	4,737	7,118	808	7,926
Non-GAAP revenues (FOB mine)	$57,821	$3,203	$61,024	$44,933	$12,419	$57,352
Tons sold	499	26	525	493	123	616
Revenues per ton sold (FOB mine)	$116	$123	$116	$91	$101	$93

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total
Revenues	$115,216	$8,005	$123,221	$95,009	$26,212	$121,221
Less: Adjustments to reconcile to Non-GAAP revenues (FOB mine)
Transportation costs	11,646	373	12,019	13,224	1,955	15,179
Non-GAAP revenues (FOB mine)	$103,570	$7,632	$111,202	$81,785	$24,257	$106,042
Tons sold	942	61	1,003	896	241	1,137
Revenues per ton sold (FOB mine)	$110	$125	$111	$91	$101	$93

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

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total
Cost of sales	$40,003	$3,216	$43,219	$34,739	$13,121	$47,860
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	4,695	42	4,737	7,360	868	8,228
Non-GAAP cash cost of coal sales	$35,308	$3,174	$38,482	$27,379	$12,253	$39,632
Tons sold	499	26	525	493	123	616
Cash cost per ton sold	$70.76	$122	$73	$56	$100	$64

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Company	Purchased		Company	Purchased
	Produced	Coal	Total	Produced	Coal	Total
(In thousands, except per ton amounts)
Cost of sales	$76,914	$7,311	$84,225	$67,174	$25,017	$92,191
Less: Adjustments to reconcile to Non-GAAP cash cost of coal sales
Transportation costs	11,646	373	12,019	13,722	2,089	15,811
Non-GAAP cash cost of coal sales	$65,268	$6,938	$72,206	$53,452	$22,928	$76,380
Tons sold	942	61	1,003	896	241	1,137
Cash cost per ton sold	$69	$114	$72	$60	$95	$67

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Six months ended June 30,
(In thousands)	2019	2018
Consolidated statement of cash flow data:
Cash flows from operating activities	$13,114	$8,111
Cash flows from investing activities	(19,737)	(22,278)
Cash flows from financing activities	5,213	14,144
Net change in cash and cash equivalents	$(1,410)	$(23)

Cash flows from operating activities during the six months ended June 30, 2019 decreased from the six months ended June 30, 2018 primarily due to changes in operating assets and liabilities.  Accounts payable decreased during the six months ended June 30, 2019 resulting in a use of cash, whereas accounts payable increased during the six months ended June 30, 2018.

Net cash used in investing activities was $19.7 million for the six months ended June 30, 2019 as compared with $22.3 million for the same period of 2018. Our capital expenditures totaled $19.7 million and $27.5 million in the 2019 and 2018 periods, respectively. We received proceeds of $5.2 million from maturing investment securities during the 2018 period.  We did not have any maturing investments during the 2019 period.

Cash flows from financing activities were  $5.2 million for the six months ended June 30, 2019, which was primarily due to net borrowings of $5.5 million, partially offset by repayments on insurance financing of $0.3 million. Cash flows from financing activities were $14.1 million for the six months ended June 30, 2018, which was due to net proceeds from short term borrowings of $14.6 million, partially offset by repayments on insurance financing of $0.4 million.

Indebtedness

On November 2, 2018 the Company (together with its subsidiaries, and collectively the “Borrower”) entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”).  The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”).  To secure the Credit Facility the Company pledged all personal property assets of Borrower, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Company used the Credit Facility to repay existing notes payable and provide working capital. The Credit Facility has a maturity date of November 2, 2021.

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid.  As of June 30, 2019, the outstanding principal balance was $7.1 million and the carrying amount was $7.0 million. As of December 31, 2018, the outstanding principal balance was $9.6 million and the carrying amount was $9.5 million. As of June 30, 2019, there was $8.0 million outstanding on the Revolving Credit Facility.  There was no outstanding balance on the Revolving Credit Facility at December 31, 2018. For additional information on the Credit Facility, see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10‑Q.

Liquidity

As of June 30, 2019, our liquidity was $26.7 million. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

•	Timely delivery of our product by rail and other transportation carriers;
•	Timely payment of accounts receivable by our customers;
•	Cost overruns in our purchases of equipment needed to complete our mine development plans;
•	Delays in completion of development of our various mines which would reduce the coal we would have available to sell and our cash flow from operations; and
•	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. During the first six months of 2019, our capital expenditures totaled approximately $19.7 million.

Management believes that current cash on hand, cash flow from operations, and availability under the Revolving Credit Facility will be sufficient to meet its current capital expenditure and operating plans.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, entry into debt arrangements or from other sources, such as asset sales.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10‑K for the year ended December 31, 2018. The Company’s exposure to market risk has not changed materially since December 31, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a‑15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report, at the reasonable assurance level.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*     Exhibit filed herewith.

**   Furnished herewith. Pursuant to SEC Release No. 33‑8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10‑Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMACO RESOURCES, INC.

August 13, 2019	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

August 13, 2019	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)