Form 10-Q
period 2019-09-30
Ramaco Resources, Inc.
filed 2019-11-05
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 4, 2019, the registrant had 40,933,831 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10‑K for the year ended December 31, 2018 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements may include statements about:

•	anticipated production levels, costs, sales volumes and revenue;
•	timing for completion of major capital projects;
•	economic conditions in the steel industry generally;
•	economic conditions in the metallurgical coal industry generally;
•	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
•	estimated quantities or quality of our metallurgical coal reserves;
•	our expectations relating to dividend payments and our ability to make such payments;
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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,498	$6,951
Accounts receivable	30,054	10,729
Inventories	12,644	14,185
Prepaid expenses and other	3,324	3,154
Total current assets	51,520	35,019

Property, plant and equipment – net	171,945	149,205
Advanced coal royalties	3,250	3,045
Other	1,041	975
Total Assets	$227,756	$188,244

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$13,851	$16,393
Accrued expenses	11,156	8,094
Asset retirement obligations	734	71
Current portion of long-term debt	5,000	5,000
Other	—	287
Total current liabilities	30,741	29,845

Asset retirement obligations	12,665	12,707
Long-term debt, net	11,766	4,474
Deferred tax liability	4,670	109
Other long-term liabilities	701	—
Total liabilities	60,543	47,135

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,933,831 and 40,082,467 shares issued and outstanding, respectively	409	401
Additional paid-in capital	153,976	150,926
Retained earnings (deficit)	12,828	(10,218)
Total stockholders' equity	167,213	141,109
Total Liabilities and Stockholders' Equity	$227,756	$188,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2019	2018	2019	2018
Revenue	$61,380	$62,166	$184,601	$183,387

Cost and expenses
Cost of sales (exclusive of items shown separately below)	44,983	49,406	129,208	141,597
Asset retirement obligation accretion	128	124	383	370
Depreciation and amortization	5,353	3,348	14,291	8,741
Selling, general and administrative	4,464	3,484	13,127	10,608
Total cost and expenses	54,928	56,362	157,009	161,316
Operating income	6,452	5,804	27,592	22,071
Other income	573	1,036	1,063	2,038
Interest expense, net	(342)	(566)	(951)	(980)
Income before tax	6,683	6,274	27,704	23,129
Income tax expense	1,133	63	4,658	1,448
Net income	$5,550	$6,211	$23,046	$21,681

Earnings per common share
Basic earnings per share	$0.14	$0.15	$0.56	$0.54
Diluted earnings per share	$0.14	$0.15	$0.56	$0.54

Basic weighted average shares outstanding	40,936	40,082	40,804	40,024
Diluted weighted average shares outstanding	40,936	40,329	40,804	40,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Equity-based compensation	7	887	—	894
Net income	—	—	6,883	6,883
Balance at March 31, 2019	408	151,813	(3,335)	148,886
Equity-based compensation	1	1,059	—	1,060
Net income	—	—	10,613	10,613
Balance at June 30, 2019	409	152,872	7,278	160,559
Equity-based compensation	—	1,104	—	1,104
Net income	—	—	5,550	5,550
Balance at September 30, 2019	$409	$153,976	$12,828	$167,213

Balance at January 1, 2018	$396	$148,293	$(35,292)	$113,397
Equity-based compensation	5	546	—	551
Net income	—	—	5,266	5,266
Balance at March 31, 2018	401	148,839	(30,026)	119,214
Equity-based compensation	—	694	—	694
Net income	—	—	10,204	10,204
Balance at June 30, 2018	401	149,533	(19,822)	130,112
Equity-based compensation	—	695	—	695
Net income	—	—	6,211	6,211
Balance at September 30, 2018	$401	$150,228	$(13,611)	$137,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2019	2018
Cash flows from operating activities
Net income	$23,046	$21,681
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	383	370
Depreciation and amortization	14,291	8,741
Amortization of debt issuance costs	43	406
Stock-based compensation	3,058	1,940
Deferred income taxes	4,561	1,448
Changes in operating assets and liabilities:
Accounts receivable	(19,325)	(24,122)
Prepaid expenses and other current assets	(170)	(942)
Inventories	1,541	2,107
Advanced coal royalties	(205)	(172)
Other assets and liabilities	634	(307)
Accounts payable	(5,291)	5,236
Accrued expenses	3,062	4,087
Net cash from operating activities	25,628	20,473

Cash flow from investing activities:
Purchases of property, plant and equipment	(34,043)	(39,883)
Proceeds from maturities of investment securities	—	5,200
Net cash from investing activities	(34,043)	(34,683)

Cash flows from financing activities
Proceeds from borrowings	58,050	13,000
Proceeds from notes payable - related party	—	3,000
Payments of debt issuance cost	—	(569)
Repayment of borrowings	(50,801)	(1,000)
Repayments of financed insurance payable	(287)	(673)
Net cash from financing activities	6,962	13,758

Net change in cash and cash equivalents	(1,453)	(452)
Cash and cash equivalents, beginning of period	6,951	5,934
Cash and cash equivalents, end of period	$5,498	$5,482

Supplemental cash flow information:
Cash paid for interest	$821	$801
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	4,068	894
Financed insurance	—	1,276
Additional asset retirement obligations incurred	239	200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

Ramaco Resources, Inc. (“the Company,” “we,” “us,” “our,”) is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Certain reclassifications have been made to the prior period’s consolidated financial statements and related footnotes to conform them to the current period presentation. Intercompany balances and transactions between consolidated entities are eliminated.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances at September 30, 2019 were $1.2 million, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At September 30, 2019, the estimated aggregate liability for uninsured claims totaled  $0.9 million.  Of this, $0.6 million is included in other long-term liabilities within the consolidated balance sheets. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and notes payable. The fair values of these instruments approximate their carrying amounts at each reporting date.

Nonrecurring fair value measurements include asset retirement obligations, the estimated fair value of which is calculated as the present value of estimated cash flows related to its reclamation liabilities using Level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, our credit adjusted discount rate, inflation rates and estimated date of reclamation.

Concentrations—During the three and nine months ended September 30, 2019, sales to three customers accounted for approximately 58% and 49% of total revenue, respectively. The balance due from these three customers at September

30, 2019 was approximately 64% of total accounts receivable. During the three and nine months ended September 30, 2018 sales to six customers accounted for approximately 66% and 71% of total revenue, respectively.

Recent Accounting Pronouncements—In February 2016, the FASB issued ASU 2016‑02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases have been exempted from the standard. We adopted ASU 2016‑02, Leases, on January 1, 2019. We elected the “package of practical expedients” within the standard which permits us not to reassess prior conclusions about lease identification, lease classification and initial direct costs. We made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.3 million, which were not previously recorded on our balance sheet.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Plant and equipment	$137,841	$109,911
Construction in process	10,722	12,066
Capitalized mine development cost	53,482	43,037
Less: accumulated depreciation and amortization	(30,100)	(15,809)
Total property, plant and equipment, net	$171,945	$149,205

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $9.7 million as of September 30, 2019 and $5.5 million as of December 31, 2018.

Depreciation and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Depreciation of plant and equipment	$3,706	$2,582	$10,142	$6,946
Amortization of capitalized
mine development costs	1,647	766	4,149	1,795
Total depreciation and amortization	$5,353	$3,348	$14,291	$8,741

NOTE 4—DEBT

Credit Facility

On November 2, 2018, we entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”). The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”). All personal property assets, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment were pledged to secure the Credit Facility. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Credit Facility has a maturity date of November 2, 2021.

The Revolving Credit Facility interest rate is based on LIBOR + 2.35% or Base Rate + 1.75%. The Term Loan credit interest rate is based on LIBOR + 4.75% or Base Rate + 3.75%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 1.0%. Both loans are initially base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion.

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid. The outstanding principal balance of the Term Loan was $5.8 million at September 30, 2019 and $9.6 million at December 31, 2018. As of September 30, 2019, $11.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $15 million.

The Credit Facility contains usual and customary covenants, including but not limited to, limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of September 30, 2019,  we were in compliance with all covenants under the Credit Facility.

NOTE 5—EQUITY

As of September 30, 2019,  there were 40,933,831  shares of common stock outstanding.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At September 30, 2019, 5.1 million shares were available under the current plan for future awards.

Stock Options – Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested.  The options remain outstanding and unexercised and were not in-the-money at September 30, 2019.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.1 million and $3.1 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, there was $5.4 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.4 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	966,134	$6.99
Granted	867,201	5.49
Vested	—	—
Forfeited	(15,837)	5.73
Outstanding at September 30, 2019	1,817,498	$6.28

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bond

As of September 30, 2019,  our asset retirement obligations totaled $13.4 million and we had total corresponding reclamation bonding requirements of $12.8 million, which were supported by surety bonds.

Purchase Commitments

We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of September 30, 2019,  commitments under take-or-pay arrangements totaled $1.6 million through March 31, 2020.

Litigation

From time to time, the Company may be subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of our three raw coal storage silos that feed our Elk Creek plant in West Virginia experienced a partial structural failure. The prep plant at our Elk Creek mining complex was idled for approximately three weeks due to the partial structural failure of the silo. In late November 2018, we completed a temporary conveying system at our Elk Creek mining complex. The temporary conveying system allowed us to bypass the damaged raw coal storage silo, which has since been demolished, and allowed for the immediate processing and shipping of coal at approximately 80% of the entire plant capacity, throughout December 2018. In February 2019, we completed the fabrication of a higher capacity bypass system to provide a secondary conveyance system, which operated at greater than 80% of processing capacity with increased reliability compared to the initial bypass system. All remediation efforts were completed in mid-July 2019 and the Elk Creek prep plant returned to full processing capacity at the beginning of August 2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declatory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Chubb INA Holdings, Inc. has filed a motion to dismiss and Federal Insurance Company has filed a motion to remove the case to federal court in West Virginia.

NOTE 7—REVENUE

Our revenues are derived from contracts for the sale of coal which is recognized at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts and pricing can either be by fixed-price or a price derived against index-based pricing mechanisms. Disaggregated information about our revenue is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Coal Sales
Domestic revenues	$50,382	$35,736	$126,498	$95,810
Export revenues	10,998	26,430	58,103	87,577
Total revenues	$61,380	$62,166	$184,601	$183,387

As of September 30, 2019, we had outstanding performance obligations for the remainder of 2019 of approximately 0.3 million tons for contracts with fixed sales prices averaging $105/ton and 0.1 million tons for contracts with index-based pricing mechanisms. Additionally, we had outstanding performance obligations beyond 2019 of approximately 1.3 million tons for contracts having fixed pricing and approximately 0.08 million tons with index-based pricing mechanisms.

NOTE 8—INCOME TAXES

Income tax provisions for interim quarterly periods are based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The effective tax rate for the three months ended September 30, 2019 was 17%, compared to 1% for the three months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 17% and 6%, respectively. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes. In 2018, we removed the valuation allowance against deferred taxes, which reduced our effective tax rate.

NOTE 9—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income	$5,550	$6,211	$23,046	$21,681
Denominator
Weighted average shares used to compute basic EPS	40,936	40,082	40,804	40,024
Dilutive effect of share-based awards	—	247	—	247
Weighted average shares used to compute diluted EPS	40,936	40,329	40,804	40,271

Earnings per share
Basic	$0.14	$0.15	$0.56	$0.54
Diluted	$0.14	$0.15	$0.56	$0.54

Diluted EPS for the three months ended September 30, 2019 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Payments of minimum royalties and throughput payments commenced in 2017 pursuant to the terms of the agreements. Under these agreements, minimum royalties are paid in arrears each month to the extent that the earned production royalties for such month are less than the required minimum royalties. Amounts due to Ramaco Coal, LLC for production royalty payables totaling  $0.6 million and $2.9 million at September 30, 2019 and December 31, 2018, respectively, are included in accounts payable in the condensed consolidated balance sheet.

On-going Administrative Services

Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2018, the Company and Ramaco Coal, LLC agreed to share the services of certain party’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12‑month terms, but may be terminated by either party at the end of any 12‑month term by providing written notice at least 30 days prior to the end of the then-current term. During the nine months ended September 30, 2019, we billed  $8,000 to Ramaco Coal, LLC for use of services.

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

Business Overview

Our primary source of revenue is the sale of metallurgical coal. As of December 31, 2018, we had a 248‑million-ton reserve base of high-quality metallurgical coal and four long-lived projects under development. We are currently mining in four underground mines, one surface mine and with one highwall miner at our two complexes. Our plan is to complete development of our remaining projects and grow production to more than 4.0 million clean tons of metallurgical coal over the next three to four years depending on market demand and the rate at which we are able to deploy capital. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

We sell substantially all of our metallurgical coal production to steel producers. Metallurgical coal, which is converted to coke, is a critical input in the steel production process. Metallurgical coal markets weakened significantly during the third quarter of 2019 as certain China ports placed restrictions on imported coal. Between these restrictions, concerns about the stability of the global economy and the ongoing trade dispute between China and the U.S., metallurgical coal prices dropped meaningfully during the period.  These pricing declines are expected to have little impact on our 2019 operating results as most of our remaining sales volumes are committed at fixed prices. Furthermore, pricing has rebounded off of recent lows, as Chinese buyers have taken advantage of the fact that the price of importing metallurgical coal was (and still is) materially cheaper than buying domestically, thereby taking advantage of this arbitrage opportunity.

The annual contracting season for 2020 with domestic steel producers is largely completed. To date, we have entered into forward sales contracts with domestic customers for 2020 on a fixed price basis for 1.3 million tons at an average sales price of $91/ton. This level of pricing in 2020 is lower than in 2019 and is due to a combination of factors, including the impact of the Chinese port restrictions discussed above, lower year-over-year steel prices, changes in types of coal qualities purchased by customers in 2020 and general economic concerns in the United States.

Third Quarter 2019 Overview

•

All remediation efforts in response to the structural failure of one of the three raw coal storage silos at our Elk Creek prep plant facility in late-2018 were completed in mid-July 2019, and the Elk Creek prep plant returned to full processing capacity at the beginning of August 2019.

•	Adjusted EBITDA was $13.6 million in the third quarter of 2019, which was 24% above the same period in 2018.
•	Third quarter sales of company produced tons totaled 510,000, equaling our strongest quarter on record.
•

Third quarter realized pricing of $110/ton on company produced coal was our second highest quarter on record. The strong pricing was reflective of our decision in 2018 to commit the majority of our 2019 sales tons into the domestic steel market.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Consolidated statement of operations data
Revenue	$61,380	$62,166	$184,601	$183,387
Cost and expenses
Cost of sales (exclusive of items shown separately below)	44,983	49,406	129,208	141,597
Asset retirement obligation accretion	128	124	383	370
Depreciation and amortization	5,353	3,348	14,291	8,741
Selling, general and administrative	4,464	3,484	13,127	10,608
Total cost and expenses	54,928	56,362	157,009	161,316

Operating income	6,452	5,804	27,592	22,071

Other income	573	1,036	1,063	2,038
Interest expense, net	(342)	(566)	(951)	(980)
Income before tax	6,683	6,274	27,704	23,129

Income tax expense	1,133	63	4,658	1,448

Net income	$5,550	$6,211	$23,046	$21,681

Adjusted EBITDA	$13,610	$11,007	$46,387	$35,160

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue.  Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.  Coal sales information is summarized as follows:

	Three months ended September 30,
(In thousands)	2019	2018	Increase (Decrease)
Company Produced
Coal sales revenue	$59,083	$51,963	$7,120
Tons sold	510	510	(0)
Purchased from Third Parties
Coal sales revenue	$2,297	$10,203	$(7,906)
Tons sold	17	90	(73)

Coal sales revenue in the third quarter of 2019 was  $0.8 million lower than in the third quarter of 2018 principally due to decreased sales of purchased coal.  Purchases from third parties have been significantly curtailed in 2019.  Much of this decrease has been offset by higher sales revenue for Company produced met coal.

Cost of sales. Our cost of sales totaled $45.0 million for the three months ended September 30, 2019 as compared with $49.4 million for the same period in 2018.  This decrease was primarily driven by lower purchased coal sales volumes, and partially offset by increased costs per ton.

The total cash cost per ton sold (FOB mine) for the third quarter of 2019 was approximately $80 for our produced coal and approximately $113 for coal we purchased from third parties. The $80 cash cost per ton for produced coal in the third quarter of 2019 was up from approximately $65 in the third quarter of 2018. Almost one third of the increase was due to the impact of more tonnage coming from our Berwind mine, which is in the development state of production and therefore has a higher average cost than the Elk Creek complex. Specifically, Berwind saw a 120% increase in coal sales in the 2019 period as compared with the prior year period.  About one quarter of the cost increase was due to an increase in labor, while approximately 15% of the increase was due to higher sales-related costs, such as royalties and severance taxes, related to the higher sales prices in the 2019 period.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in each of the three-month periods ended September 30, 2019 and 2018.

Depreciation and amortization. Depreciation and amortization expense for the third quarter of 2019 was $5.4 million as compared with $3.3 million for the third quarter of 2018. Increased depreciation and amortization expense resulted from our growth and expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $4.5 million for the three months ended September 30, 2019 as compared with $3.5 million for the same period in 2018. This increase was primarily due to an increase of $0.4 million in stock-based compensation expense.  The majority of stock-based compensation awards vest over a three-year period and expense is recognized over that vesting period.

Other income. Other income was $0.6 million for the third quarter of 2019, as compared with $1.0 million for the third quarter of 2018. This decrease was primarily due to a decrease in rail rebates received.

Interest expense, net. Interest expense, net was $0.3 million in the three months ended September 30, 2019 as compared with $0.6 million for the same period of 2018.  Borrowing costs under the present Credit Facility are more favorable than under past facilities.

Income tax expense. The effective tax rate for the three months ended September 30, 2019 was 17%, compared to 1% for the three months ended September 30, 2018. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes. In 2018, we removed the valuation allowance against deferred taxes, which reduced our effective tax rate.

Cash taxes paid for 2019 are expected to be less than $0.1 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue. Coal sales information is summarized as follows:

	Nine months ended September 30,
(In thousands)	2019	2018	Increase (Decrease)
Company Produced
Coal sales revenue	$174,299	$145,736	$28,563
Tons sold	1,452	1,406	46
Purchased from Third Parties
Coal sales revenue	$10,302	$37,651	$(27,349)
Tons sold	78	331	(253)

Coal sales revenue in the nine months ended September 30, 2019 was approximately $1.2 million higher than in the comparable period of 2018 due to higher realized prices, offset partially by decreased sales of purchased coal. Purchases from third parties have been significantly curtailed in 2019.  Much of this decrease has been offset by higher sales volumes of Company produced met coal.

Cost of sales. Our cost of sales totaled $129.2 million for the nine months ended September 30, 2019 as compared with $141.6 million for the same period in 2018.  This decrease was primarily driven by lower purchased coal sales volumes, partially offset by increased costs per ton.

The total cash cost per ton sold (FOB mine) for the first nine months of 2019 was approximately $73 for Company produced coal and approximately $114 for coal we purchased from third parties. The $73 cash cost per ton for Company produced coal in 2019 was up from approximately $62 in the first nine months of 2018. About one quarter of the overall increase was due to the impact of more tonnage coming from our Berwind mine, with coal sales from Berwind up 117% period over period.  Roughly 20% of the increase was due to higher sales-related costs, while roughly one third of the increase was due to labor. Cash cost per ton sold (FOB mine) at Elk Creek for the first nine months of 2019 was approximately $68, which compared to $60 during the same period of 2018.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.4 million in each of the nine month periods ended September 30, 2019 and 2018.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2019 was $14.3 million as compared with $8.7 million for the nine months ended September 30, 2018. Increased depreciation and amortization expense resulted from our growth and expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $13.1 million for the nine months ended September 30, 2019 as compared with $10.6 million for the same period in 2018. This increase was primarily due to an increase of $1.1 million in stock-based compensation expense.  The majority of stock-based compensation awards vest over a three-year period and expense is recognized over that vesting period.

Other income. Other income was $1.1 million for the nine months ended September 30, 2019, as compared with $2.0 million for the same period in 2018. This decrease was primarily due to a decrease in rail rebates received.

Interest expense, net. Interest expense, net was $1.0 million for the nine months ended September 30, 2019, similar in amount to that for the comparable period in 2018.

Income tax expense. The effective tax rate tax for the nine months ended September 30, 2019 was 17%, compared to 6% for the nine months ended September 30, 2018. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes. In 2018, we removed the valuation allowance against deferred taxes which reduced our effective tax rate.

Cash taxes paid for 2019 are expected to be less than $0.1 million.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense, stock-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of income, net of income taxes, to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

The table below shows how we calculate Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Reconciliation of Net Income to Adjusted EBITDA
Net income	$5,550	$6,211	$23,046	$21,681
Depreciation and amortization	5,353	3,348	14,291	8,741
Interest expense, net	342	566	951	980
Income taxes	1,133	63	4,658	1,448
EBITDA	12,378	10,188	42,946	32,850
Stock-based compensation	1,104	695	3,058	1,940
Accretion of asset retirement obligation	128	124	383	370
Adjusted EBITDA	$13,610	$11,007	$46,387	$35,160

Non-GAAP revenue per ton

Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenue less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition.  Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to revenue under U.S. GAAP.  The table below shows how we calculate Non-GAAP revenue per ton:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$59,083	$2,297	$61,380	$51,963	$10,203	$62,166
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(2,384)	(52)	(2,436)	(6,185)	(1,091)	(7,276)
Non-GAAP revenue (FOB mine)	$56,699	$2,245	$58,944	$45,778	$9,112	$54,890
Tons sold	510	17	527	510	90	600
Revenue per ton sold (FOB mine)	$111	$131	$112	$90	$101	$91

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$174,299	$10,302	$184,601	$145,736	$37,651	$183,387
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(14,098)	(424)	(14,522)	(18,173)	(4,283)	(22,456)
Non-GAAP revenue (FOB mine)	$160,201	$9,878	$170,079	$127,563	$33,368	$160,931
Tons sold	1,452	78	1,530	1,406	331	1,737
Revenue per ton sold (FOB mine)	$110	$127	$111	$91	$101	$93

Non-GAAP cash cost per ton sold

Non-GAAP cash cost per ton sold is calculated as cash cost of coal sales less transportation costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Cash cost per ton sold is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to cost of sales under U.S. GAAP. The table below shows how we calculate Non-GAAP cash cost per ton:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$42,996	$1,987	$44,983	$39,584	$9,822	$49,406
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(2,384)	(52)	(2,436)	(6,227)	(1,116)	(7,343)
Non-GAAP cash cost of sales	$40,612	$1,935	$42,547	$33,357	$8,706	$42,063
Tons sold	510	17	527	510	90	600
Cash cost per ton sold	$80	$113	$81	$65	$97	$70

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$119,911	$9,297	$129,208	$105,805	$35,792	$141,597
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(14,031)	(424)	(14,455)	(18,738)	(4,416)	(23,154)
Non-GAAP cash cost of sales	$105,880	$8,873	$114,753	$87,067	$31,376	$118,443
Tons sold	1,452	78	1,530	1,406	331	1,737
Cash cost per ton sold	$73	$114	$75	$62	$95	$68

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Nine months ended September 30,
(In thousands)	2019	2018
Consolidated statement of cash flow data:
Cash flows from operating activities	$25,628	$20,473
Cash flows from investing activities	(34,043)	(34,683)
Cash flows from financing activities	6,962	13,758
Net change in cash and cash equivalents	$(1,453)	$(452)

Cash flows from operating activities during the nine months ended September 30, 2019 increased from the comparable period of the prior year primarily resulting from higher cash earnings offset by a greater amount required for working capital (receivables, inventories and accounts payable) associated with higher sales revenue.

Net cash used in investing activities was $34.0 million for the nine months ended September 30, 2019 as compared with $34.7 million for the same period of 2018.  Capital expenditures totaled $34.0 million and $39.9 million in the 2019 and 2018 periods, respectively. We received proceeds of $5.2 million from maturing investment securities during the 2018 period.

Cash flows from financing activities were  $7.0 million for the nine months ended September 30, 2019, which was primarily due to net borrowings during the period. Cash flows from financing activities were $13.8 million for the nine months ended September 30, 2018, which was due to net proceeds from short term borrowings.

Indebtedness

On November 2, 2018, we entered into a Credit and Security Agreement (the “Credit Facility”) with KeyBank National Association (“KeyBank”). The Credit Facility consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”). All personal property assets, including, but not limited to accounts receivable, coal inventory, and certain surface mining equipment were pledged to secure the Credit Facility. Real property and improvements are excluded from the collateral package and are not encumbered in connection with the Credit Facility. The Credit Facility has a maturity date of November 2, 2021.

The outstanding principal balance of the Term Loan is required to be repaid in monthly installments of approximately $0.4 million until fully repaid. The outstanding principal balance of the Term Loan was $5.8 million at September 30, 2019 and $9.6 million at December 31, 2018. As of September 30, 2019, $11.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $15 million.

Additional information on the Credit Facility is included in Note 4 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I in this Quarterly Report on Form 10‑Q.

Liquidity

As of September 30, 2019, our liquidity was $20.5 million. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash currently includes capital expenditures for mine development and for ongoing operating expenses. Management believes that current cash on hand, cash flow from operations, and availability under the Revolving Credit Facility will be sufficient to meet current capital expenditure and operating plans.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, entry into debt arrangements or from other sources, such as asset sales.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10‑K for the year ended December 31, 2018.  Our exposure to market risk has not changed materially since December 31, 2018.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see “Commitments and Contingencies,” Note 6 to the Notes to Condensed Consolidated Financial Statements.

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

RAMACO RESOURCES, INC.

November 5, 2019	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

November 5, 2019	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)