Form 10-K
period 2019-12-31
Ramaco Resources, Inc.
filed 2020-02-20
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001‑38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38‑4018838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West Main Street, Suite 1800 Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip Code)

(859) 244‑7455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered on which registered
Common Stock, $0.01 par value	METC	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,"  and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was  $45.8 million.

As of February 20, 2020, the registrant had 40,950,175 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Form 10‑K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2020 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2019 (the “2020 Proxy Statement”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this report.

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

•	potential legal proceedings and regulatory inquiries against us;
•	the impact of weather and natural disasters on demand, production and transportation;
•	purchases by major customers and our ability to renew sales contracts;
•	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;
•	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
•	transportation availability, performance and costs;
•	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
•	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities; and
•	other risks identified in this Annual Report that are not historical.

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

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 242 million tons of high-quality metallurgical coal reserves. We believe our advantaged reserve geology provides us with industry leading lower cash costs and higher productivities. Our development portfolio primarily includes four properties: Elk Creek, Berwind, RAM Mine and Knox Creek.

We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to a majority of our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers.

We  operate three deep mines and a surface mine at our Elk Creek mining complex. Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately  20,552 acres of controlled mineral rights and contains 24 seams that we have targeted for production.

Development mining at our Berwind mining complex began in late 2017. We expect the Berwind mine to achieve commercial production in late-2020 from two deep mine sections in the Pocahontas #4 seam. The Berwind property consists of approximately 31,200 acres of controlled mineral rights.

Our Knox Creek facility includes a preparation plant and 61,343 acres of controlled mineral rights that we expect to develop in the future. The Knox Creek preparation plant processes coal from our Berwind mine as well as coal we may purchase from third parties.

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,567 acres of controlled mineral rights, and is scheduled for initial production in 2022, subject to permitting and market conditions.

As of December 31, 2019, our estimated aggregate annual production capacity is 2.3 million clean tons of coal. We expect production growth to 4-4.5 million clean tons by the year 2023, subject to market conditions, permitting and additional capital deployment,  from our existing development portfolio.

On February 8, 2017, we completed an initial public offering (“IPO”) of our common stock. Pursuant to the IPO,  we registered the sale of 6,000,000 shares of our common stock, which included 3,800,000 shares sold by the Company and 2,200,000 shares sold by selling stockholders. Net proceeds to the Company totaled approximately $43.7 million. We used $10.7 million of the net proceeds to repay indebtedness and the remainder for general corporate purposes, including development of the Elk Creek mining complex and Berwind mine. Our common stock is listed on the NASDAQ Global Select Market under the symbol “METC.”

Metallurgical Coal Industry

Metallurgical coal is also known as “coking coal,” and is a key component of the blast furnace steelmaking process. North American metallurgical mines are primarily located in the Appalachian area of the eastern United States, and supply all of the requirements of the steel industry. Imported metallurgical coal has historically been un-economic due to transportation costs. Supply in excess of what can be consumed in North America is exported to the seaborne market to buyers in Europe, South America, Africa, India and Asia.

Metallurgical coal is transported by truck, rail and barge to coke batteries. Metallurgical coal contracts in North America frequently are calendar year contracts where both prices and volumes are fixed in the third or fourth quarter for the following calendar year.

The United States is the second largest global supplier to the seaborne metallurgical coal market behind Australia. U.S. producers, with their variable production volumes, generally serve as a swing supplier to the international metallurgical coal market. U.S. metallurgical coal exports compete with Australian metallurgical coals that are generally produced at lower cost, but are geographically disadvantaged to supply Western Europe. Conversely, Australian production has a much shorter logistical route to East Asian customers. Any supply shortfall out of Australia,  or increase in global demand beyond Australia’s capacity, has historically been serviced by U.S. coal producers.

Export metallurgical coal pricing is determined utilizing a series of indices from a number of independent sources and is adjusted for coal quality.  Contracted volumes have terms that vary in duration from spot to one year, rarely exceeding one year. In some cases, indices are used at the point that the coal changes hands.  In other cases, an average over time may be utilized. When the term “benchmark” is still utilized, it too is determined based on index values, typically for the preceding three months.

Metallurgical coals are generally classified as high, medium or low volatile. Volatiles are products, other than water, that are released as gas or vapor when coal is converted to coke.  Carbon is what remains when the volatiles are released.

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth and cash flow generation by:

Developing and Operating Our Metallurgical Coal Properties. We have a 242 million ton reserve base of high-quality metallurgical coal with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged reserve base allows for flexible capital spending in challenging market conditions.

We expect production growth to 4-4.5 million clean tons by the year 2023, subject to market conditions, permitting and additional capital deployment, from our existing development portfolio. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

Being a Low-Cost U.S. Producer of Metallurgical Coal. Our reserve base presents advantaged geologic characteristics such as relatively thick coal seams at the deep mines, a low effective mining ratio at the surface mines, and desirable metallurgical coal quality. These characteristics contribute to a production profile that has a cash cost of production that is significantly below most U.S. metallurgical coal producers.

Maintaining a conservative capital structure and prudently managing the business for the long term. We are committed to maintaining a conservative capital structure with a reasonable amount of debt that will afford us the financial flexibility to execute our business strategies on an ongoing basis.

Enhancing Coal Purchase Opportunities.  Depending on market conditions, we purchase coal from other independent producers. Purchased coal is complementary from a blending standpoint with our produced coals or it may also be sold as an independent product.

Demonstrating Excellence in Safety and Environmental Stewardship. We are committed to complying with both regulatory and our own high standards for environmental and employee health and safety requirements. We believe that business excellence is achieved through the pursuit of safer and more productive work practices.

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. The following map shows the location of our mining complexes and projects:

Elk Creek Mining Complex

Our Elk Creek mining complex in southern West Virginia began production in late December 2016. The Elk Creek property consists of approximately 20,552 acres of controlled mineral and contains 24 seams that we believe are economically mineable.  Nearly all our seams contain high-quality, high volatile metallurgical coal accessible at or above drainage.  Additionally, almost all of this coal is high-fluidity, which is an important factor for high volatile metallurgical coal.

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through leases and subleases from Ramaco Coal, LLC and McDonald Land Company. We estimate that the Elk Creek mining complex contains reserves capable of yielding approximately 114 million tons of clean saleable metallurgical coal.

We currently market most of the coal produced from the Elk Creek mining complex as a blended high volatile A/B product.  When segregated, a portion of our coal can be sold as a high volatile A  product for a premium. Our market for Elk Creek production is principally North American coke and steel producers. We also market our coal to European,  South American and Asian customers, and occasionally to coal traders and brokers for use in filling orders for their blended products. Additionally, we seek to market a portion of our coal in the specialty coal markets that value low ash content.

We process our Elk Creek coal production through a 700 raw ton-per-hour preparation plant.  The plant has a large-diameter (48”) heavy-media cyclone, dual-stage spiral concentrators, froth flotation, horizontal vibratory and screen bowl centrifuges. Our rail load-out facilities at Elk Creek are capable of loading 4,000 tons per hour and a full 150‑car unit train in under four hours. The load-out facility is served by the CSX railroad. We also have the ability to develop on controlled property a rail-loading facility on the Norfolk Southern railroad, which would facilitate dual rail service.  We have not yet committed the capital for development of a Norfolk Southern rail facility.

The existing impoundment at Elk Creek is planned to be converted to a combined refuse facility in the future.  The combined capacity is expected to provide approximately 20 years of disposal life for our operations. We completed construction of our first two plate presses to allow for dewatering material currently being pumped to our impoundment. We are in the process of adding two additional plate presses, which together with the existing presses have the capacity to process all of the material historically pumped to the impoundment. This equipment will be utilized for a portion of the time in the near term and will ultimately process all waste material for placement in the combined refuse facility.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure.  A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Chubb INA Holdings, Inc. has filed a motion to dismiss and Federal Insurance Company has filed a motion to remove the case to federal court in West Virginia.

A  large portion of our controlled reserves are permitted through existing, issued permits. We currently have three mining permits that have not been activated and are actively pursuing multiple new permits.

On January 3, 2020, we entered into a mineral lease with the McDonald Land Company for coal reserves which, in many cases, are located immediately adjacent to our Elk Creek complex. This lease property became available after the former base lease with another party was terminated. The prior lessee, who controlled the property since 1978, did not produce commercial amounts of coal from the property during their possession of the lease. While it is unusual to have a metallurgical reserve in this part of Central Appalachia remain idle for such an extended period of time, the configuration and location of the tracts lend themselves to be mined and processed far more efficiently from our Elk Creek property. The McDonald reserves are expected to have the same geologic advantages and low costs that are being experienced in our Elk Creek mines. Our 2019 reserve study of the McDonald tracts added over 21 million proven and probable reserves in approximately 20 different coal seams to our Elk Creek reserve base. We project to mine approximately 10 million tons of these reserves in our current 10 year mine plan.

Berwind

Our Berwind coal property is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low volatile coals.  The Berwind property consists of approximately 31,200 acres of controlled mineral and contains a large area of Squire Jim seam coal deposits. The Squire Jim seam of coal is the lowest known coal seam on the geologic column in this region, and due to depth of cover has never been significantly explored. We have outcrop access to this seam at the top of an anticline. Should we choose to develop this seam in the future, we expect to experience above average seam height.

Development of our Berwind mining complex began in late 2017.  Development mining is underway in the thinner Pocahontas No. 3 seam with plans to advance to a point where that seam overlaps with the thicker Pocahontas No. 4 seam in 2020, lying approximately 65 feet above the Pocahontas No. 3 seam. We plan to begin driving a slope into the Pocahontas No. 4 seam, which will become the primary production seam. We expect the Berwind mine to achieve commercial production in late-2020 from two deep mine sections.  We estimate that the mine life for the Berwind mine is more than 20 years.

We have the necessary permits for the Berwind mine for our current and budgeted operations.  We anticipate that a permit for our Squire Jim seam room-and-pillar underground mine may be issued during 2020.  At this point, we do not anticipate activating this mining permit.

Knox Creek

The Knox Creek property consists of approximately 61,343 acres of controlled mineral,  a  650 tons per hour preparation plant and coal-loading facility along with a refuse impoundment.  Rail service is provided by Norfolk Southern.

The Tiller Mine slope face-up and shafts were idled before our acquisition of the property.  We have spent limited amounts of capital to review the feasibility of a  high volatile A metallurgical deep mine in the Jawbone seam of coal. This seam is located slightly above the Tiller Seam and would be accessed via a short slope. Jawbone coal could flow through the same portal and slope as the idle Tiller mine.

We process coal purchased from other independent producers at the Knox Creek preparation plant and load-out facilities. We also process and load coal trucked from our Berwind mine at this facility.

During 2017 we purchased a number of leases near Knox Creek from various subsidiaries of The Brink’s Company and we leased additional reserves from a third party that abut both the Brink’s properties and our Knox Creek reserves.  A third-party producer subleases portions of these properties from us and their operations provide royalty income, as well as coal production, that could be purchased for resale to customers or toll washed for a profit at Knox Creek. We anticipate entering into additional leases and subleases of our reserves at Knox Creek with third parties.

In the fourth quarter of 2019, we acquired multiple permits from various affiliates of Omega Highwall Mining, LLC. Consideration for the transaction included assumption of approximately $0.6 million of ARO liability, curing minor lease defaults, and paying advance royalties under two assumed lease instruments. The total out-of-pocket consideration was less than $0.1 million, most of which is recoupable against future royalty payments. These permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure, and provide immediate access to two separate mining areas in Southwestern Virginia. One is a deep mine permit in the Jawbone Seam, which contains approximately 2.65 million tons of geologically advantaged metallurgical coal. The second is a metallurgical surface mine in the Tiller and Red Ash seams that is spade ready for production. It contains approximately 800,000 tons of coal that can be mined via the surface and highwall mining methods. The surface mining is expected to have very low mining ratios. The combination of close proximity to Knox Creek and advantaged geology make these two mines likely to become active in the next 24 months. The fully permitted surface mine is one of the areas, subject to market conditions, that could positively impact 2020 production and profitability. It is likely that the surface mine will be operated utilizing third party contractors we would manage.

RAM Mine

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,567 acres of controlled mineral and is scheduled for initial production in 2022. Production of high volatile coal from the Pittsburgh seam is planned from a single continuous-miner room-and-pillar underground operation. The Pittsburgh seam, in close proximity to Pittsburgh area coke plants, has historically been a key feedstock for these coke plants. Operation of our RAM Mine coal reserve may require access to a newly constructed preparation plant and loading facility, third party processing, or direct shipment of raw coal product. Upon commencement of mining, we anticipate that the mine will produce at an annualized rate of between 300 and 500 thousand tons with an estimated 10‑year mining life.

We expect that coal from the RAM Mine coal reserve will be transported to our customers by highway trucks, rail cars or by barge on river systems. In addition to close proximity to river barge facilities, our RAM Mine operations are also near Norfolk Southern rail access.

The RAM Mine coal reserve is not yet permitted, although we have applied for a permit and it is in the final phase of the permit application process. We expect this permit to be issued in 2020.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market to U.S.-based blast furnace steel mills and U.S.-based coke plants, in addition to international markets mostly in Europe, South America and Asia.  When at full production, we expect to market limited amounts annually to specialty coal customers, such as foundry coke, activated carbon products, and specialty metal producers, for premium prices. We also market limited quantities of thermal coal to domestic utilities or as a specialty coal. Thermal coal is typically less than 5% of our total production (it was 3% in 2019).

We sold 1.95 million tons of coal during 2019.  Of this,  75% was sold to North American markets and 25% was sold into export markets.  Principally, our export market sales were made to Europe.  During 2019, sales to two customers accounted for approximately 42% of total revenue.  The total balance due from these customers at December 31, 2019 was approximately 58% of total accounts receivable.  No other customer accounted for more than 10% of our revenue during this period. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

Safety Philosophy

We have a comprehensive health and safety program based on the core belief that all accidents and occupational illnesses are preventable. We believe that:

•	Business excellence is achieved through the pursuit of safer and more productive work practices.
•	Any task that cannot be performed safely should not be performed.
•	Working safely is a requirement of our employees.
•	Controlling the work environment is important, but human behavior within the work environment is paramount.
•	Safety starts with individual decision-making—all employees must assume a share of responsibility for acts within their control that pose a risk of injury to themselves or fellow workers.
•	All levels of the organization must be proactive in implementing safety processes that promote a safe and healthy work environment.
•

Consequently, we are committed to providing a safe work environment; providing our employees with proper training and equipment; and implementing safety and health rules, policies and programs that foster safety excellence.

Our safety program includes a focus on the following:

•	Hiring the Right Workers. Our hiring program includes significant pre-employment screening and reference checks.
•	Safety Incentives. We have a compensation system that encourages and rewards excellent safety performance.
•	Communication. We conduct regular safety meetings with the frequent involvement of senior management to reinforce the “tone at the top.”
•	Drug and Alcohol Testing. We require pre-employment drug screening as well as regular random drug testing that exceeds regulatory requirements.
•

Continuous Improvement Programs. We track key safety performance metrics, including accident rates, violation types and frequencies. We have specific targets in these areas and we measure performance against these targets. Specific action plans are implemented for targeted improvement in areas where performance falls below our expectations.

•

Training. Our training program includes comprehensive new employee orientation and training, annual refresher training and task training components. These training modules are designed to reinforce our high safety expectations. Work rules and procedures are a key element of this training.

•

Accident Investigation. We have a structured accident investigation procedure that identifies root causes of accidents as well as actions necessary to prevent reoccurrence. We focus on near misses and close calls as a means of attempting to prevent more serious accidents from occurring.

•

Safety Audits. We conduct periodic safety audits that include work place examinations, including observation of workers at work, as well as safety program reviews. Both internal and external resources are utilized to conduct these audits.

•

Employee Performance Improvement. A key element of our safety program is the recognition that safe work practices are a requirement of employment. We identify employee performance which is below expectations and develop specific action plans for improvement.

•

Employee Involvement.  The key to excellent safety is employee involvement and engagement. We foster direct employee involvement in a number of ways including audit participation, accident investigations, as training resources and through solicitation of ideas in small group meetings and through anonymous workplace observation suggestion boxes.

•

Positive Reinforcement.  Establishing safety as a core belief is paramount to our safety performance. As a result, we look for opportunities to celebrate accomplishments and to build pride in our operational safety and performance.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our products, services or subsidiaries, and we do not believe that any trademark or trade name is material to our business. The names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market.

Competition

Our principal domestic competitors include Blackhawk Mining, LLC, Coronado Global Resources, Inc., Corsa Coal Corp, Arch Coal, Inc., Contura Energy, Inc. and Warrior Met Coal, Inc. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, Colombia and South Africa. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

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

The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

Surface Mining Control and Reclamation Act. SMCRA establishes operational, reclamation and closure standards for our mining operations and requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. SMCRA also stipulates compliance with many other major environmental statutes, including the CAA, the CWA, the ESA, RCRA and CERCLA. Permits for all mining operations must be obtained from the United States Office of Surface Mining Reclamation and Enforcement (“OSMRE”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs.

SMCRA imposes a complex set of requirements covering all facets of coal mining. SMCRA regulations govern, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, disposal of excess spoil and coal refuse, protection of the hydrologic balance, and suitable post mining land uses.

From time to time, OSMRE will also update its mining regulations under SMCRA. For example, OSMRE has previously sought to impose stricter stream protection requirements by requiring more extension pre-mining and baseline data for coal mining operations. The rule was disapproved by Congress pursuant to the Congressional Review Act (“CRA”). However, whether Congress will enact future legislation to require a new Stream Protection Rule remains uncertain. The existing rules, or other new SMCRA regulations, could result in additional material costs, obligations and restrictions upon our operations.

Abandoned Mine Lands Fund. SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.28 per ton for surface-mined coal and $0.12 per ton for underground-mined coal. These fees are currently scheduled to be in effect until September 30, 2021. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience related to similar activities. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Mining Permits and Approvals. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state, and local authorities data detailing the effect or impact that any proposed exploration project for production of coal may have upon the environment, the public and our employees. The permitting rules, and the interpretations of these rules, are complex, change frequently, and may be subject to discretionary interpretations by regulators. The requirements imposed by these permits and associated regulations can be costly and time-consuming and may delay commencement or continuation of exploration, production or expansion at our operations. The governing laws, rules, and regulations authorize substantial fines and penalties, including revocation or suspension of mining permits under some circumstances. Monetary sanctions and, in certain circumstances, even criminal sanctions may be imposed for failure to comply with these laws.

Applications for permits and permit renewals at our mining operations are also subject to public comment and potential legal challenges from third parties seeking to prevent a permit from being issued, or to overturn the applicable agency’s grant of the permit. Should our permitting efforts become subject to such challenges, the permits may not be issued in a timely fashion, may involve requirements which restrict our ability to conduct our mining operations or to do so profitably, or may not be issued at all. Any delays, denials, or revocation of these or other similar permits we need to operate could reduce our production and materially adversely impact our cash flow and results of our operations.

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

Financial Assurance. Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations under SMCRA through the use of surety bonds or other approved forms of financial security for payment of certain long-term obligations, including mine closure or reclamation costs. The changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities under the SMCRA permits including for reclamation. In response to these bankruptcies, OSMRE issued a Policy Advisory in August 2016 to state agencies that was intended to discourage authorized states from approving self-bonding arrangements. Although the Policy Advisory was rescinded in October 2017, certain states, including Virginia, had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. Individually and collectively, these and future revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may delay the timing for and increase the costs of obtaining the required financial assurance.

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

We intend to maintain a credit profile that precludes the need to post collateral for our surety bonds.  Nonetheless, our surety has the right to demand additional collateral at its discretion.

Some international customers require new suppliers to post performance guarantees during the initial stages of qualifying to become a long-term supplier.  To date we have not had to provide a performance guarantee, but it is possible that such a guarantee could be required in the future.

Mine Safety and Health. The Mine Act and the MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. MSHA regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

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

The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded or made more stringent, raising compliance costs and increasing potential liability. For example, MSHA published a request for information in August 2019 related to its consideration of a lower exposure limit for silica in respirable dust. Our compliance with current or future mine health and safety regulations could increase our mining costs. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

Workers’ Compensation and Black Lung. We are insured for workers’ compensation benefits for work related injuries that occur within our United States operations. We retain first-dollar coverage for all of our subsidiaries and are insured for the statutory limits. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. State workers’ compensation acts typically provide for an exception to an employer’s immunity from civil lawsuits for workplace injuries in the case of intentional torts. However, West Virginia’s workers’ compensation act provides a much broader exception to workers’ compensation immunity. The exception allows an injured employee to recover against his or her employer where he or she can show damages caused by an unsafe working condition of which the employer was aware that was a violation of a statute, regulation, rule or consensus industry standard. These types of lawsuits are not uncommon and could have a significant impact on our operating costs.

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

The Patient Protection and Affordable Care Act of 2010 includes significant changes to the federal black lung program including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes, we may also be liable under state laws for black lung claims.

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the GHG issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

•

Cross-State Air Pollution Rule. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In May 2017, EPA further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States in the CSAPR Update Rule. For states to meet these requirements, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. Moreover, in September 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) remanded the CSAPR Update Rule to EPA on the grounds that it failed to timely require upwind states to control or eliminate their contribution to ozone and/or fine particulate matter in downwind states, as required under the federal Clean Air Act. Imposition of stricter deadlines for controlling downwind contribution could accelerate unit retirements or the need to implement emission control strategies. Any reduction in the amount of coal consumed by electric power generators as a result of these limitations could decrease demand for our thermal coal. However, the practical impact of CSAPR may be limited because utilities in the U.S. have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards (“MATS”) regulations, which require overlapping power plant emissions reductions.

•

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

•

NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for nitrogen oxide, sulfur dioxide, particulate matter and ozone. The CAA further requires EPA to periodically review and revise the NAAQS, resulting in the adoption of increasingly more stringent standards over time. States with areas non-attainment areas must adopt a state implementation plan (“SIP”) that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. The final rules and new standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

•

Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metal, fine particulates, and acid gases from coal- and oil-fired power plants through the Mercury and Air Toxics Standards (“MATS”) rule. In February 2019, the EPA proposed a rule that would reverse its determination that it is appropriate and necessary to regulate these pollutants. However, as proposed, this rule would not alter or eliminate the emissions standards established by the MATS rule. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

Global Climate Change. Climate change continues to attract considerable public and scientific attention. There is widespread concern about the contributions of human activity to such changes, especially through the emission of GHGs. There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than CO2, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

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

At the international level, President Obama announced in November 2014 that the United States would seek to cut net GHG emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy. In April 2016, the United States further agreed to voluntarily limit or reduce future emissions as part of the Paris Agreement reached at the United Nations Conference on Climate Change. However, in November 2019, the United States submitted formal notification to the United Nations that it intends to withdraw from the agreement in November 2020. Were the United States to enter into a future international agreement related to GHGs, or to rescind its withdrawal from the Paris Agreement, utilities may be inhibited from building new coal-fired plants to replace older plants or from investing in the upgrading of existing coal-fired plants, adversely impacting the market for our coal.

At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, EPA finalized the CPP to cut carbon emissions from existing power plants. The CPP creates individualized emission guidelines for states to follow, and requires each state to develop an implementation plan to meet the individual state’s specific targets for reducing GHG emissions. In July 2019, the EPA adopted a rule that replaced the CPP with a new rule titled the Affordable Clean Energy (“ACE”) Rule. Although the ACE rule moves away from the individualized emission guidelines of the CPP, it still requires states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. The implementation of the ACE rule is currently being challenge in the D.C. Circuit. These and future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product.

At the state level, several states, including Pennsylvania, have already adopted measures requiring GHG emissions to be reduced within state boundaries, including cap-and-trade programs and the imposition of renewable energy portfolio standards. Various states and regions have also adopted GHG initiatives and certain governmental bodies, have imposed, or are considering the imposition of, fees or taxes based on the emission of GHGs by certain facilities. A number of states have also enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power.

The uncertainty over the outcome of litigation challenging the ACE rule and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our thermal coal, thereby reducing our revenue and adversely affecting our business and results of operations. We or prospective customers may also have to invest in CO2 capture and storage technologies in order to burn coal and comply with future GHG emission standards.

Finally, there have been attempts to encourage the reduction of coalbed methane emissions because methane has a greater GHG effect than CO2 and can give rise to safety concerns. For example, EPA has established the Coalbed Methane Outreach Program (“CMOP”) in an effort to mitigate methane emissions from underground coal mines through voluntary initiatives and outreach. If new laws or regulations were introduced to reduce coalbed methane emissions, those rules could adversely affect our costs of operations by requiring installation of air pollution controls, higher taxes, or costs incurred to purchase credits that permit us to continue operations.

Clean Water Act. The CWA and corresponding state laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. Likewise, permits are required under the CWA to construct impoundments, fills or other structure in areas that are designated as waters of the United States. The CWA provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. For example, prior to placing fill material in waters of the United States, such as with the construction of a valley fill, coal mining companies are required to obtain a permit from the Corps under Section 404 of the CWA. The permit can be either a Nationwide Permit (“NWP”), normally NWP 21, 49 or 50 for coal mining activities, or a more complicated individual permit. NWPs are designed to allow for an expedited permitting process, while individual permits involve a longer and more detailed review process. The EPA has the authority to veto permits issued by the Corps under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements.

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

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. In October 2019, EPA and the Army Corps of Engineers issued a final rule that repealed the 2015 WOTUS definition and reinstated the agencies’ narrower pre-2015 scope of federal CWA jurisdiction. Judicial challenges to EPA’s October 2019 final rule are currently before multiple federal district courts. If the October 2019 final rule is vacated and the expanded scope of jurisdiction in the 2015 rule is ultimately implemented, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our  ability to conduct mining operations or to do so profitably.

Resource Conservation and Recovery Act. RCRA and corresponding state laws establish standards for the management of solid and hazardous wastes generated at our various facilities. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past hazardous waste treatment, storage and disposal practices. In addition, RCRA requires certain of our facilities to evaluate and respond to any past release, or threatened release, of a hazardous substance that may pose a risk to human health or the environment.

RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. For example, EPA regulates coal ash as a solid waste under Subtitle D of RCRA through its coal combustion residuals (“CCR”) rule. This rule establishes limits for the location of new sites and requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. As initially promulgated, the rule exempted closed coal ash impoundments located at inactive facilities and allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. However, in December 2019, EPA proposed amendments to its CCR rule that would require closure to be initiated at all unlined and clay-lined surface impoundments by August 31, 2020. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provides for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. These requirements, as well as any future changes in the management of coal combustion residuals, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of coal combustion residuals, including coal ash, could lead to material liability for our customers under RCRA or other federal or state laws and potentially further reduce the demand for coal.

Currently, certain coal mine wastes, such as earth and rock covering a mineral deposit (commonly referred to as overburden) and coal cleaning wastes, are exempted from hazardous waste management under RCRA. Any change or reclassification of this exemption could significantly increase our coal mining costs.

Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances into the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on hazardous substance generators, site owners, transporters, lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the primary hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for coal mines that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. These liabilities could be significant and materially and adversely impact our financial results and liquidity.

Endangered Species and Bald and Golden Eagle Protection Acts. The ESA and similar state legislation protect species designated as threatened, endangered or other special status. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSMRE and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. Several species indigenous to the areas in which we operate area protected under the ESA. Other species in the vicinity of our operations may have their listing status reviewed in the future and could also become protected under the ESA. In addition, the USFWS has identified bald eagle habitat in some of the counties where we operate. The Bald and Golden Eagle Protection Act prohibits taking certain actions that would harm bald or golden eagles without obtaining a permit from the USFWS. Compliance with the requirements of the ESA and the Bald and Golden Eagle Protection Act could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats.

Use of Explosives. Our surface mining operations are subject to numerous regulations relating to blasting activities. Due to these regulations, we will incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to various regulatory requirements. For example, the Department of Homeland Security requires facilities in possession of chemicals of interest (including ammonium nitrate at certain threshold levels) to complete a screening review. Our mines are low risk, Tier 4 facilities which are not subject to additional security plans. The adoption of future, more stringent standards related to the use of explosives could materially adversely impact our cost or ability to conduct our mining operations.

National Environmental Policy Act. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment, such as issuing a permit or other approval. In the course of such evaluations, an agency will typically prepare an environmental assessment to determine the potential direct, indirect and cumulative impacts of a proposed project. Where the activities in question have significant impacts to the environment, the agency must prepare an environmental impact statement. Compliance with NEPA can be time-consuming and may result in the imposition of mitigation measures that could affect the amount of coal that we are able to produce from mines on federal lands, and may require public comment. Furthermore, whether agencies have complied with NEPA is subject to protest, appeal or litigation, which can delay or halt projects. The NEPA review process, including potential disputes regarding the level of evaluation required for climate change impacts, may extend the time and/or increase the costs and difficulty of obtaining necessary governmental approvals, and may lead to litigation regarding the adequacy of the NEPA analysis, which could delay or potentially preclude the issuance of approvals or grant of leases.

In the past, the Council on Environmental Quality (“CEQ”) has issued guidance encouraging agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action’s reasonably foreseeable GHG emissions and effects. Although this guidance has since been withdrawn, the adoption of a similar guidance in the future could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

Other Environmental Laws. We are required to comply with numerous other federal, state, and local environmental laws and regulations in addition to those previously discussed. These additional laws include but are not limited to the Safe Drinking Water Act, the Toxic Substances Control Act, and the Emergency Planning and Community Right-to-Know Act. Each of these laws can impact permitting or planned operations and can result in additional costs or operational delays.

Seasonality

Our primary business is not materially impacted by seasonal fluctuations. Demand for metallurgical coal is generally more heavily influenced by other factors such as the general economy, interest rates and commodity prices.

Employees

We had 395 employees as of December 31, 2019, including our named executive officers. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

Jumpstart Our Business Startups Act (“JOBS Act”)

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

•

provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•

comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•

provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); or

•	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of:

•	the last day of the fiscal year in which we have $1.07 billion or more in annual revenues;
•

the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of our most recently completed second fiscal quarter);

•	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or
•	the last day of the fiscal year following the fifth anniversary of our initial public offering.

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

Item 1A. Risk Factors

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected.

Risks Related to Our Business

Our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.

We have not completed development plans for all of our coal properties, and do not expect to have full annual production from all of our properties until 2023. We expect to incur significant capital expenditures until we have completed the development of our properties. In addition, the development of our properties involves numerous regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause delays in, or increase the costs associated with, their completion. Accordingly, we may not be able to complete the development of the properties on schedule, at the budgeted cost or at all, and any delays beyond the expected development periods or increased costs above those expected to be incurred could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

Substantially all of the metallurgical coal that we produce is sold to steel producers. Therefore, demand for our metallurgical coal is highly correlated to the steel industry. The steel industry’s demand for metallurgical coal is affected by a number of factors including the cyclical nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if less expensive ingredients could be used in substitution for metallurgical coal in the integrated steel mill process, the demand for metallurgical coal would materially decrease, which would also materially adversely affect demand for our metallurgical coal. Metallurgical coal markets weakened significantly during 2019 as certain China ports placed restrictions on imported coal. Between these restrictions, concerns about the stability of the global economy and the ongoing trade dispute between China and the U.S., metallurgical coal prices dropped meaningfully during 2019. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

On December 31, 2019, a human infection originating in China was traced to a novel strain of coronavirus.  The virus has subsequently spread to more than two dozen countries, including the United States. On January 30, 2020, the World Health Organization declared that the recent coronavirus outbreak as a global health emergency. The United

States and other countries have placed travel restrictions to China and several businesses in China have temporarily closed. The current and anticipated economic impact of these actions have caused declines in many commodity prices, including a modest decline in metallurgical coal prices. If the impacts of the coronavirus outbreak, including the accompanying travel restrictions and business closures, continue for an extended period of time or worsen, it could reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations.

Deterioration in the global economic conditions in any of the industries in which prospective customers operate, a worldwide financial downturn or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

Sales commitments in the metallurgical coal market are typically not long-term in nature and are generally no longer than one year in duration. Most metallurgical coal transactions in the U.S. are done on a calendar year basis, where both prices and volumes are fixed in the third and fourth quarter for the following calendar year. Globally the market is evolving to shorter term pricing. Some annual contracts have shifted to quarterly contracts and most volumes are being sold on an indexed basis, where prices are determined by averaging the leading spot indexes reported in the market and adjusting for quality. As a result, we are subject to fluctuations in market pricing. We are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. Metallurgical coal has been an extremely volatile commodity over the past ten years and prices are likely to be volatile in the future. There can be no assurances we will be able to mitigate such conditions as they arise. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

The failure to access coal preparation facilities may have a material adverse effect on our ability to produce coal for our prospective customers and to meet quality specifications.

The costs of establishing the infrastructure necessary to enable us to continue to ramp up our mining operations will be significant. We have constructed preparation and loading facilities at our Elk Creek mining complex. Our Berwind mine will remain under development until we reach our targeted coal reserves in the Pocahontas No. 4 seam. That coal is currently, and is planned to continue to be, washed at our active Knox Creek plant. At our RAM Mine, we may require access to either newly constructed preparation and loading facilities or arrangements with third parties to process and load our coal. Alternatively, we might mine the coal in a manner that allows us to ship the coal direct without washing. We will analyze whether to expend capital to construct preparation facilities or enter into third-party processing arrangements. Our failure to provide the necessary preparation, processing and loading facilities for our projects would have a material adverse effect on our operations.

The risks associated with the construction and operation of mines, processing plants and related infrastructure include:

•	the potential lack of availability or cost of skilled and unskilled labor, equipment and principal supplies needed for construction of facilities;
•	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
•	industrial accidents;

•	geologic mine failures, surface facility construction failures or mining, coal processing or transport equipment failures;
•	structural failure of an impoundment or refuse area;
•	natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;
•	unusual or unexpected geological and metallurgic conditions;
•	potential opposition from non-governmental organizations, environmental groups or other activists, which may delay or prevent development activities; and
•	restrictions or regulations imposed by governmental or regulatory authorities.

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

Coal is economically recoverable when the price at which coal can be sold exceeds the costs and expenses of mining and selling the coal. Any forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our reserve information on geologic data, coal ownership information and current and proposed mine plans. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Some of the factors and assumptions that can impact economically recoverable coal reserve estimates include:

•	geologic and mining conditions;
•	historical production from the area compared with production from other producing areas;
•	the assumed effects of environmental and other regulations and taxes by governmental agencies;
•	our ability to obtain, maintain and renew all required permits;
•	future improvements in mining technology;
•	assumptions related to future prices; and
•	future operating costs, including the cost of materials, and capital expenditures.

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

Our multiple coal quality levels and the need to send test shipments to prospective customers may negatively impact our ability to further develop our customer base.

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

We regularly use contractors in the development of our mines and intend to use contractors if and when we construct facilities at the RAM Mine. Timely and cost-effective completion of the development of our properties, including necessary facilities and infrastructure, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our contractors under the agreements with them.

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

Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we earn on sales of our coal. Our margins will reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under U.S. domestic metallurgical coal sales contracts are generally based on expectations of the next year’s coal prices at the time the contract is entered into, renewed, extended or re-opened. Pricing in the global seaborne market is moving towards shorter term pricing models, typically using indexes. The expectation of future prices for coal depends upon many factors beyond our control, including the following:

•	the market price for coal;

•	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal, coke and steel;
•	the consumption pattern of industrial consumers, electricity generators and residential users;
•	weather conditions in our markets that affect the demand for thermal coal or that affect the ability to produce metallurgical coal;
•	competition from other coal suppliers;
•	technological advances affecting energy consumption;
•	the costs, availability and capacity of transportation infrastructure;
•

the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits; and

•

increased utilization by the steel industry of electric arc furnaces or pulverized coal injection processes, which reduce or eliminate the use of furnace coke, an intermediate product produced from metallurgical coal, and generally decrease the demand for metallurgical coal.

Metallurgical coal has been an extremely volatile commodity over the past 10 years. There are no assurances that supplies will remain low, that demand will not decrease or that overcapacity may resume, which could cause declines in the prices of and demand for coal, which could have a material adverse effect on our business, financial condition, results of operations, cash flows.

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

We cannot assure you that competition from other producers will not adversely affect us in the future. The coal industry has experienced significant consolidation in recent years, including consolidation among some of our major competitors. We cannot assure you that the result of current or further consolidation in the coal industry, or the reorganization through bankruptcy of competitors with large legacy liabilities, will not adversely affect us. A number of our competitors have idled production over the last several years in light of lower metallurgical coal prices. A stabilization or increase in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market.

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

Our mining operations, including our preparation and transportation infrastructure, are subject to many hazards and operating risks. For example, in late 2018, we experienced a partial structural failure at one of the raw coal storage silos that feeds our Elk Creek plant in West Virginia, which idled our Elk Creek preparation plant for approximately one month. Underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time, thereby adversely affecting our operating results. In addition, if coal production declines, we may not be able to produce sufficient amounts of coal to deliver under future sales contracts. Our inability to satisfy contractual obligations could result in prospective customers initiating claims against us. The operating risks that may have a significant impact on our future coal operations include:

•	variations in thickness of seams of coal;
•	adverse geologic conditions, including amounts of rock and other natural materials intruding into the coal seam, that could affect the stability of the roof and the side walls of the mine;
•	environmental hazards;
•	mining and processing equipment failures, structural failures and unexpected maintenance problems;
•	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials, or other accidents;
•	inclement or hazardous weather conditions and natural disasters or other force majeure events;
•	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
•	delays in moving our mining equipment;
•	railroad delays or derailments;
•	security breaches or terroristic acts; and
•	other hazards or occurrences that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	personal injury or loss of life;
•	damage to and destruction of property, natural resources and equipment, including our coal properties and our coal production or transportation facilities;
•	pollution, contamination and other environmental damage to our properties or the properties of others;
•	potential legal liability and monetary losses;
•	regulatory investigations, actions and penalties;
•	suspension of our operations; and
•	repair and remediation costs.

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

If either our preparation plants, or train loadout facilities, or those of a third party processing or loading our coal, suffer extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders. For example, in late 2018, we experienced a partial structural failure at one of the raw coal storage silos that feeds our Elk Creek plant in West Virginia, which idled our Elk Creek preparation plant for approximately one month.

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

We do not expect to enter into significant long-term sales contracts, but if we do, price adjustment, “price reopener” and other similar provisions typical in long-term sales contracts may reduce protection from short-term coal price volatility traditionally provided by such contracts. Price reopener provisions may be included in our future sales contracts. These price reopener provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our profitability. Some annual metallurgical coal contracts have shifted to quarterly contracts and many include prices determined by averaging the leading spot indexes reported in the market, exposing us further to risks related to pricing volatility.

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

While demand for metallurgical coal is not closely linked to domestic demand for electricity, we anticipate that the incidental production of thermal coal may generate up to 10% of our tons sold annually. Any changes in coal consumption by electric power generators in the United States would likely impact our business over the long term.

The low price of natural gas in recent years has resulted, in many instances, in domestic electric generators increasing natural gas consumption while decreasing coal consumption. Federal and state mandates for increased use of electricity derived from renewable energy sources, such as the Clean Power Plan (“CPP”), also affect demand for our thermal coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on its business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

Changes in the coal industry that affect our prospective customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas fired plants that are relatively less expensive to construct and less difficult to permit has the most potential to displace a significant amount of coal fired electric power generation in the near term, particularly older, less efficient coal fired powered generators. In addition, uncertainty caused by federal and state regulations could cause thermal coal customers to be uncertain of their coal requirements in future years, which could adversely affect our ability to sell coal to such prospective customers under multi-year sales contracts. This could have a material adverse effect on our business, financial condition, cash flows.

We may be unsuccessful in integrating the operations of any future acquisitions, including acquisitions involving new lines of business, with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business, such as the mineral lease with the McDonald Land Company for coal reserves adjacent to our Elk Creek mine complex near Logan, West Virginia. The assets and businesses we acquire may be dissimilar from our initial lines of business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. We may also add new lines of business to our existing operations.

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

In order to maintain and grow our business, we will need to make substantial capital expenditures associated with our mines and the construction of coal preparation facilities which have not yet been constructed. Constructing, maintaining, repairing and expanding mines and infrastructure, including coal preparation and loading facilities, is capital intensive. Specifically, the exploration, permitting and development of coal reserves, and the maintenance of machinery, equipment and facilities, and compliance with applicable laws and regulations require substantial capital expenditures. While we funded a significant amount of the capital expenditures needed to build out our mining and preparation infrastructure at our Elk Creek property with cash on hand, we must continue to invest capital to maintain or to increase our production and to develop any future acquired properties. Decisions to increase our production levels could also affect our capital needs. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities, and we may be required to defer all or a portion of our capital expenditures.

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

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to pay our obligations and to make dividend payments, should we choose to do so in the future, depends entirely on our subsidiaries and their ability to distribute funds to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third-party, including a creditor, or by the law of their respective jurisdictions of formation which regulates the payment of dividends. If we are unable to obtain funds from our subsidiaries, we may not be able to declare or pay dividends.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;
•	our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make interest payments on our debt;
•	our ability to pay dividends if an event of default occurs and is continuing or would occur as a result of paying such dividend;
•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.

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

Federal and state laws require financial assurance to secure our permit obligations including to reclaim lands used for mining, to pay federal and state workers’ compensation and black lung benefits, and to satisfy other miscellaneous obligations. The changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities under the Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) permits including for reclamation. In response to these bankruptcies, the OSMRE issued a Policy Advisory in August 2016 to state agencies that was intended to discourage authorized states from approving self-bonding arrangements. Although the Policy Advisory was rescinded in October 2017, certain states, including Virginia, had previously announced that it would no longer accept self-bonding to secure reclamation obligations under the state mining laws. Individually and collectively, these and future revised financial assurance requirements may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations, which may delay the timing for and increase the costs of obtaining this financial assurance.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. If, in the future, we are unable to secure surety bonds for these obligations and are forced to secure letters of credit indefinitely or obtain some other form of financial assurance at too high of a cost, we may not be able to obtain permits and production on our properties could be adversely affected. This could have a material adverse effect on our business, financial condition, cash flows and ability to pay dividends to our stockholders.

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

Substantially all of our mining properties are leased from our affiliates and conflicts of interest may arise in the future as a result.

Most of our properties, except those controlled by us at or near Knox Creek and a couple of leases at Elk Creek, including our mineral lease with the McDonald Land Company, are leased or subleased to our subsidiaries from entities controlled by Ramaco Coal, LLC, which shares some common ownership with us. Additionally, RAMACO Central Appalachia, LLC and RAMACO Resources, LLC entered into mutual cooperation agreements concerning the Elk Creek property and Berwind coal reserve, requiring each party to notify the other in the event that such party acquires an interest in real property adjacent to or contiguous with the Elk Creek property or Berwind coal reserve, respectively. RAMACO Northern Appalachia, LLC and RAM Mining, LLC entered into a mutual cooperation agreement concerning the RAM Mine property, requiring each party to notify the other in the event that such party acquires an interest in real property in Pennsylvania that contains coal or mining rights. Given the common ownership between Ramaco Coal, LLC and us and the complex contractual obligations under these arrangements, conflicts could arise (including between us and Ramaco Coal, LLC and our Executive Chairman and our Chief Executive Officer and President who are also owners of Ramaco Coal, LLC). While we have an audit committee and formal related party transaction policy, a conflict may arise which could adversely affect the interests of our stockholders, including, without limitation, conflicts involving compliance with payment and performance obligations under existing leases, and negotiation of the terms of and performance under additional leases we may enter into with Ramaco Coal, LLC or its subsidiaries or affiliates in the future. For example, if a title defect were identified with respect to a property under lease or sublease from our affiliates, we may need to seek return of royalty payments or set off other payments due to such entities. Such a conflict could distract our management and could result in disputes with our affiliates.

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

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, including systems that collect, organize, store or use personal data, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Due to the nature of cyber-attacks, breaches to our or our service or equipment providers’ systems could go unnoticed for a prolonged period of time. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted. Among other things, the TCJA reduced the U.S. corporate income tax rate from 35% to 21% and repealed the alternative minimum tax (“AMT”) beginning in 2018. Given these changes, we expect a significant reduction in the income taxes we will pay in the future compared to what we would have paid under prior law. Congress could, in the future, revise or repeal the changes made by the TCJA or enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance, to help reduce budget deficits. We are unable to predict whether any of these changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our current debt agreements may bear interest at rates based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could adversely affect our financial condition, results of operations and cash flows.

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

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. The uncertainty over the outcome of litigation challenging the CPP or its replacement, and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations. We or prospective customers may also have to invest in CO2 capture and storage technologies in order to burn coal and comply with future GHG emission standards.

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

We and our potential customers are subject to stringent and complex laws, regulations and other legal requirements enacted by federal, state and local authorities relating to protection of the environment and natural resources. These include those legal requirements that govern discharges or emissions of materials into the environment, the management and disposal of substances and wastes, including hazardous wastes, the cleanup of contaminated sites, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, mitigation and restoration of streams or other waters, the protection of drinking water, assessment of the environmental impacts of mining, monitoring and reporting requirements, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. See “Business—Environmental and Other Regulatory Matters.” Examples include laws and regulations relating to:

•	employee health and safety;
•	emissions to air and discharges to water;
•	plant and wildlife protection, including endangered species protections;
•	the reclamation and restoration of properties after mining or other activity has been completed;
•	limitations on land use;
•	mine permitting and licensing requirements;
•	the storage, treatment and disposal of wastes;
•	air quality standards;
•	water pollution;
•	protection of human health, plant-life and wildlife, including endangered and threatened species;
•	protection of wetlands;
•	the discharge of materials into the environment;
•	remediation of contaminated soil, surface and groundwater; and
•	the effects of operations on surface water and groundwater quality and availability.

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

A federal database, known as the Applicant Violator System, is maintained for this purpose. Certain relationships are presumed to constitute ownership or control, including the following: being an officer or director of an entity; being the operator of the coal mining operation; having the ability to commit the financial or real property assets or working resources of the permittee or operator; based on the instruments of ownership or the voting securities of a corporate entity, owning of record 10% or more of the mining operator, among others. This presumption, in most cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. An ownership and control notice must be filed by us each time an entity obtains a 10% or greater interest in us. If we have unabated violations of SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our “owners and controllers,” as discussed above, may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations of law are corrected. This is known as being “permit-blocked.” Additionally, Yorktown, Atkins and Bauersachs are currently deemed an “owner or controller” of a number of other mining companies; as such, we could be permit-blocked based upon the violations of or permit-blocked status of an “owner or controller” of us. This could adversely affect production from our properties.

We may be subject to additional limitations on our ability to conduct mining operations due to federal jurisdiction.

We may conduct some underground mining activities on properties that are within the designated boundary of federally protected lands or national forests where the above-mentioned restrictions within the meaning of SMCRA could apply. Federal court decisions could pose a potential restriction on underground mining within 100 feet of a public road as well as other restrictions. If these SMCRA restrictions ultimately apply to underground mining, considerable uncertainty would exist about the nature and extent of this restriction. While it could remain possible to obtain permits for underground mining operations in these areas even where this 100‑foot restriction was applied, the time and expense of that permitting process would be likely to increase significantly, and the restrictions placed on the mining of those properties could adversely affect our costs.

Our prospective customers are subject to extensive existing and future government laws, regulations and other legal requirements relating to protection of the environment, which could negatively impact our business and the market for our products.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Complying with regulations to address these emissions can be costly for our customers. For example, in order to meet the CAA limits for sulfur dioxide emissions from electric power plants, coal users must install costly pollution control devices, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. More costly and stringent environmental regulations could adversely impact the operations of our customers, which could in turn adversely impact our business. A number of coal-fired power plants, particularly smaller and older plants, already have retired or announced that they will retire rather than retrofit to meet the obligations of these rules. Additional retirements of coal-fired power plants by prospective customers could further decrease demand for thermal coal and reduce our revenues and adversely affect our business and results of operations. See “Business—Environmental and Other Regulatory Matters—Clean Air Act.”

In addition, considerable uncertainty is associated with new air emissions initiatives that may require significant emissions control expenditures for many coal-fired power plants. As a result, some of our prospective customers may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any further switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. In addition, our coke plant and steelmaking customers may face increased operational costs as a result of higher electric costs. See “Business—Environmental and Other Regulatory Matters.”

Apart from actual and potential regulation of air emissions and solid wastes from coal-fired plants, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states, including Pennsylvania, have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by electric power generators as a result of current or new standards for the emission of impurities, or current or new incentives to switch to renewable fuels or renewable energy sources, such as the ACE rule and various state programs, could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business, cash flows, results of operations and our ability to pay dividends to our stockholders.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was signed into law to require the state’s pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Several large investment banks also announced that they had adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants, which may make it more difficult for utilities to obtain financing for coal-fired plants. Other activist campaigns have urged companies to cease financing coal-driven businesses. A number of investors and asset managers have enacted such policies as a result. For example, in January 2020, an asset manager with over $7 trillion in assets announced that it will begin exiting investments that present high sustainability-related risks, such as thermal coal producers. The impact of such efforts may adversely affect the demand for and price of securities issued by us and impact our access to the capital and financial markets. In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate mining and the use of coal as a source of electricity generation. The net effect of these developments is to make it more costly and difficult to maintain our business and to continue to depress the market for coal.

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

The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded, raising compliance costs and increasing potential liability. These existing and other future mine safety rules could potentially result in or require significant expenditures, as well as additional safety training and planning, enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

We have obtained from a third-party insurer a workers’ compensation insurance policy, which includes coverage for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969 and the Mine Act, as amended. We perform periodic evaluations of our black lung liability, using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. Of note, the

Patient Protection and Affordable Care Act of 2010 significantly amended the black lung provisions of the Mine Act by reenacting two provisions, which had been eliminated in 1981. Under the amendments, a miner with at least fifteen years of underground coal mine employment (or surface mine employment with similar dust exposure) who can prove that he suffers from a totally disabling respiratory condition is entitled to a rebuttable presumption that his disability is caused by black lung. The other amendment provides that the surviving spouse of a miner who was collecting federal black lung benefits at the time of his death is entitled to a continuation of those benefits. These changes could have a material impact on our costs expended in association with the federal black lung program.

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

We may pay special and regular quarterly dividends in the future. The declaration and payment of dividends, if any, is subject to the discretion of our board of directors and the requirements of applicable law. The timing and amount of any dividends declared will depend on, among other things: (a) our earnings, earnings outlook, financial condition, cash flow, cash requirements and outlook on current and future market conditions, (b) our liquidity, including our ability to obtain debt and equity financing on acceptable terms, (c) restrictive covenants in any future debt instruments and (d) provisions of applicable law governing the payment of dividends.

The metallurgical coal industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash, if any, that is available for the payment of dividends. The amount of cash we generate from operations and the actual amount of cash we will have available for dividends will vary based upon, among other things:

•	the development of our properties into producing coal mines;
•	the ability to begin generating significant revenues and operating cash flows;
•	the market price for coal;
•	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal, coke and steel;
•	unexpected operational events or geological conditions;
•	cost overruns;
•	our ability to enter into agreements governing the sale of coal, which are generally short-term in nature and subject to fluctuations in market pricing;
•	the level of our operating costs;
•	prevailing global and regional economic and political conditions;
•	changes in interest rates;
•	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry;
•	delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits;
•	modification or revocation of our dividend policy by our board of directors; and
•	the amount of any cash reserves established by our board of directors.

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

As a public company, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the NASDAQ, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time for our board of directors and management and significantly increases our costs and expenses. We need to:

•	institute a more comprehensive compliance function;
•	comply with rules promulgated by the NASDAQ;
•	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•	establish new internal policies, such as those relating to insider trading; and
•	involve and retain to a greater degree outside counsel and accountants in the above activities.

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

Our significant stockholders, Yorktown and ECP, collectively own approximately 64% of our common stock, and management and our directors own approximately 15%. As a result, our significant stockholders are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of our significant stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, our significant stockholders would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of our significant stockholders. These directors’ duties as employees of our significant stockholders may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest.

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

•

permits our significant stockholders and their affiliates and our non-employee directors to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and

•

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

Each of our significant stockholders has resources greater than we do, which may make it more difficult for us to compete with our significant stockholders with respect to commercial activities as well as for potential acquisitions. We cannot assure you that any conflicts that may arise between us and our minority stockholders, on the one hand, and our significant stockholders, on the other hand, will be resolved in our favor. As a result, competition from our significant stockholders and their affiliates could adversely impact our results of operations.

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

Our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	limitations on the removal of directors;
•	limitations on the ability of our stockholders to call special meetings;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence.

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

Yorktown beneficially owns a majority of our outstanding voting interests. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;
•	we have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we are a controlled company. We intend to continue to utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Properties

At December 31, 2019, we owned or controlled, primarily through long‑term leases, approximately 113,095 acres of coal minerals in  Virginia and West Virginia and 1,567 acres of coal minerals in Pennsylvania.  Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew.

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

•

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

•

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

Our coal reserve estimates at December 31, 2019 were prepared by our engineers and geologists. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. Periodically, we retain outside experts to independently verify our coal reserve estimates. The most recent studies of our coal reserves at Elk Creek, Knox Creek, Berwind and RAM Mine were prepared by an independent engineering firm, Weir International, Inc. (“Weir”). In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

In our most recent reserve study, we began the process with Weir of preparing our reserve reporting for compliance with the SEC Regulation S-K 1300 requirements, which will not apply until our first filing after January 1, 2021. Weir initiated this process with us by completing a historical project review as well as beginning its validation of our complete drill hole database. Weir validated that property control is accurately reflected in reserve modeling, verifying the latest property boundaries, including control by each individual seam. Weir also examined reserve boundaries to ensure agreement with mining parameters, such as minimum thickness, minimum yield and minimum inter-burden between seams. Resource classification is determined based on the expectation of our meeting these mining parameters. Weir also conducted mining integrity checks to ensure each area reserve area is minable. For example, a slope calculation was conducted in areas planned to be contour mined. If these areas were too steep, the reserves would be reclassified to unminable and unreportable.

Our reserves available to us by lease or right to lease from Ramaco Coal, LLC are summarized by project in the table below. All reserves listed for our Elk Creek mining complex, Berwind, Knox Creek and RAM Mine properties are controlled by Ramaco Coal, LLC. We lease and sublease approximately 242 million tons of those reserves at our Elk

Creek, Berwind, Knox Creek and RAM Mine properties. In addition, we have the right to lease approximately 63 million additional tons of reserves controlled by Ramaco Coal, LLC, pursuant to mutual cooperation agreements.

							Projected		Typical
			Reserves (in millions) (1)			Status of	Mine Life		Met Coal	Planned
	Location	Mining Method	Proven	Probable	Total	Operation	(years)		Quality (2)	Transportation
Elk Creek	Logan, Wyoming and Mingo Counties, WV	Underground, Highwall, Surface	55	37	93	Producing	20+		High Volatile A, A/B, B	CSX RR, Norfolk Southern RR, Truck
Berwind	McDowell County, WV, Buchanan and Tazewell Counties, VA	Underground	30	19	50	Producing	20+		Low Volatile	Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	Underground	2	3	5	2022	10		High Volatile C	Norfolk Southern RR, Truck, Barge
Knox Creek	Buchanan, Tazewell and Russell Counties, VA	Highwall, Underground	81	14	94	Producing	20+	(3)	High Volatile A	Truck, Norfolk Southern
Total			168	74	242

(1)

Reserves, presented as clean recoverable tons, are based upon 50% underground mining recovery, theoretical preparation plant yield at appropriate specific gravities and 95% preparation plant efficiency. Assessments of economic mineability were determined using metallurgical coal sales prices based on the three-year historical benchmark price for semi-soft coking of approximately $88 per short ton for coal produced at Elk Creek, RAM and Knox Creek and the three-year average premium hard coking coal historical benchmark price of approximately $104 per short ton for coal produced at Berwind.

(2)

Volatiles refers to the volatile matter contained in the coal. Classification of coal as low, mid or high volatile refers to the specific volatile content within the coal, with coals of 17% to 22% volatiles being classified as low volatile, 23% to 31% as mid volatile and 32% or greater as high volatile. The amount of volatile matter in coal impacts coke yield—the amount of coke and coke by-products produced per ton of coal charged. Low volatile coal contains more carbon, but too much carbon can result in coke oven damage. Too much volatile matter results in less carbon and reduces the volume of coke produced. Therefore, coke producers use blends of high volatile and low volatile coals for coke production. Totals may not sum due to rounding.

(3)	The potential Jawbone underground mine would have a 10‑15 year life.
(4)

We leased two McDonald Land tracts on January 3, 2020.  These tracts were included in the mine plans at the time of our initial public offering. We project to mine approximately 10 million McDonald Land tons in our current 10 year mine plan.  We requested Weir International to provide a SEC complaint reserve study of the McDonald tracts, which resulted in the addition of 13.4 million tons of proven reserves and 7.5 million tons of probable reserves in approximately 20 different coal seams to our Elk Creek reserve base. Reserve amounts presented in the table above exclude tonnage leased from McDonald Land since it was acquired in 2020.

(5)

We acquired two mining permits from various affiliates of Omega Highwall Mining, LLC in the fourth quarter of 2019. Consideration for the transaction included assumption of approximately $0.6 million of ARO liability, curing minor lease defaults, and paying advance royalties under two assumed lease instruments.  The permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure, and provide immediate access to two separate mining areas in Southwestern Virginia in the Jawbone Seam, containing approximately 2.65 million tons of underground accessed geologically advantaged metallurgical coal, and a surface mine in the Tiller and Red Ash seams that is spade ready for production, containing approximately 800,000 tons of coal that can be mined via the surface and highwall mining methods. Reserve amounts presented in the table above exclude tonnage acquired from Omega since transfer of the permits was not completed until January 2020.

 These reserve estimates were assessed based on benchmark coal sales pricing at the time of reserve reporting for each property. Utilizing the three-year average semi-soft coking coal historical benchmark price of approximately

$88 per short ton for coal produced at Elk Creek, RAM and Knox Creek, our mineral reserves at each such mines are economic. Utilizing a three-year average premium hard coking coal historical benchmark price of approximately $104 per short ton, our mineral reserves at our Berwind mine are projected to be economic when we reach our targeted coal reserve in the Pocahontas No.4 Seam in 2020.

Year-end reserve estimates are and will continue to be reviewed by our Chief Executive Officer and other senior management, and revisions are communicated to our board of directors. Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenue or higher than expected costs. Actual production recovered from identified reserve areas and properties, and revenue and expenditures associated with our mining operations, may vary materially from estimates.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.  For a description of our legal proceedings, see “Commitments and Contingencies,” Note 9 to the Notes to Consolidated Financial Statements.

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

Holders

As of the close of business on February 20, 2020, there were thirty-seven holders of record of our common stock.  Because many of our common shares  are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

The selected historical consolidated financial data were derived from our audited historical consolidated financial statements included elsewhere in this annual report.  Historical results are not necessarily indicative of future results. Please read the following table in conjunction with “Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” the historical consolidated financial statements of our predecessor and accompanying notes included elsewhere in this annual report.

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016		2015
Income Statement data:
Revenue	$230,213	$227,574	$61,036		$5,216	$—
Cost and expenses
Cost of sales (exclusive of items shown separately below)	162,470	176,555	60,521		4,397	—
Other operating costs and expenses	—	—	258		416	934
Asset retirement obligation accretion	511	494	405		229	75
Depreciation and amortization	19,521	12,423	3,154		252	—
Selling, general and administrative	18,179	14,006	12,591		7,452	1,324
Total cost and expenses	200,681	203,478	76,929	—	12,746	2,333
Operating income (loss)	29,532	24,096	(15,893)		(7,530)	(2,333)
Other income	1,758	2,518	204		—	—
Interest expense, net	(1,193)	(1,427)	272		15	(2)
Income (loss) before tax	$30,097	$25,187	$(15,417)		$(7,515)	$(2,335)
Income tax expense	5,163	113	—		—	—
Net income (loss)	$24,934	$25,074	$(15,417)		$(7,515)	$(2,335)
Basic earnings (loss) per share	$0.61	$0.63	$(0.41)
Diluted earnings (loss) per share	$0.61	$0.62	$(0.41)

Cash Flow Data:
Cash flows from operating activities	$42,382	$36,183	$(8,469)		$(3,861)	$(1,916)
Cash flows from investing activities	(45,722)	(42,937)	(19,802)		(77,463)	(3,464)
Cash flows from financing activities	2,825	7,916	29,292		85,527	6,374
Net change in cash and cash equivalents	$(515)	$1,162	$1,021		$4,203	$994

Operating Data:
Tons sold:
Company produced	1,872	1,721	372		-	-
Purchased	78	427	236		15	-
Total tons sold	1,950	2,148	608		15	-
Tons produced	1,855	1,750	548		-	-

	December 31,
	2019	2018	2017	2016		2015
Balance Sheet Data:
Cash and cash equivalents	$5,532	$6,951	$5,934		$5,197	$994
Property, plant and equipment – net	178,202	149,205	115,451		46,434	13,958
Total Assets	226,813	188,244	148,098		119,209	20,352
Current maturities of long-term debt	3,333	5,000	—		—	—
Long-term debt, less current portion	9,614	4,474	—		10,629	10,683
Other long-term obligations	20,705	12,816	12,276		9,435	2,095
Total stockholders' equity	170,083	141,109	113,397		83,788	6,660

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

Overview

Our primary source of revenue is the sale of metallurgical coal. We have a  242 million ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. Our plan is to continue development of our existing properties and grow production to 4-4.5 million clean tons of metallurgical coal by the year 2023, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

During 2019, we sold 1.95 million tons of coal.  Of this, 75% was sold in North American markets and 25% was sold in export markets principally to Europe and Asia. We  also purchase coal from third parties for sale for our own account although these volumes significantly decreased throughout 2019. Sales of higher margin Company produced coal made up 96% of total sales in 2019 as compared with 80% in 2018.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Metallurgical coal markets weakened significantly during 2019 as certain China ports placed restrictions on imported coal. Between these restrictions, concerns about the stability of the global economy and the ongoing trade dispute between China and the U.S., metallurgical coal prices dropped meaningfully during the period.  Pricing has rebounded off of recent lows, as Chinese buyers have taken advantage of the fact that the price of importing metallurgical coal is materially cheaper than buying within China, thereby taking advantage of this arbitrage opportunity.

On December 31, 2019, a human infection originating in China was traced to a novel strain of coronavirus.  The virus has subsequently spread to more than two dozen countries including the United States. On January 30, 2020, the World Health Organization declared that the recent coronavirus outbreak as a global health emergency. The United States and other countries have placed travel restrictions to China and several businesses in China have temporarily closed.  The current and anticipated economic impact of these actions have caused declines in many commodity prices, including a modest decline in metallurgical coal prices. It is too early to know the impact the coronavirus will have on demand for our metallurgical coal.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As of December 31, 2019, we had entered into forward sales contracts with North American customers for 2020 on a fixed price basis for 1.5 million tons of metallurgical coal at an average realizable price of $93.29/ton FOB mine. This level of pricing in 2020 is lower than we realized in 2019 and is due to a combination of factors, including the impact of the Chinese port restrictions discussed above, lower year-over-year steel prices, changes in types of coal qualities purchased by customers in 2020 and general economic concerns in the United States.

In 2019, our capital expenditures totaled approximately $45.7 million.  We continued to invest in infrastructure and mine equipment at our Elk Creek mining complex, primarily related to increasing our long-term refuse disposal. We also continued development mining at our Berwind mine and committed some capital to confirm the feasibility of a Jawbone mine at Knox Creek.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Please see “Commitments and Contingencies,” Note  9 to the Consolidated Financial Statements for further discussion of this matter.

Results of Operations

	Year ended December 31,
(In thousands)	2019	2018	2017
Consolidated statement of operations data
Revenue	$230,213	$227,574	$61,036
Cost and expenses
Cost of sales (exclusive of items shown separately below)	162,470	176,555	60,521
Other operating costs and expenses	—	—	258
Asset retirement obligation accretion	511	494	405
Depreciation and amortization	19,521	12,423	3,154
Selling, general and administrative	18,179	14,006	12,591
Total cost and expenses	200,681	203,478	76,929

Operating income	29,532	24,096	(15,893)

Other income	1,758	2,518	204
Interest expense, net	(1,193)	(1,427)	272
Income before tax	30,097	25,187	(15,417)

Income tax expense	5,163	113	—

Net income	$24,934	$25,074	$(15,417)

Adjusted EBITDA	$55,382	$42,169	$(9,310)

Adjusted EBITDA was $55.4 million in 2019, which was 31% above that for 2018. We sold 1.9 million tons of Company produced tons at realized pricing of $109/ton, our highest year on record. The strong pricing was reflective of our decision in 2018 to commit the majority of our 2019 sales tons into the domestic steel market.

Development of our Berwind mining complex began in late 2017. We expect the Berwind mine to achieve full commercial production in late-2020 from two deep mine operations. These development efforts contributed to higher cash costs of production and higher capital expenditures during 2019 and 2018.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

For the year ended December 31, 2019, we had revenue of $230.2 million from the sale of 1.95 million tons of coal including 0.1 million tons of purchased coal. For the year ended December 31, 2018, we had revenue of $227.6 million from the sale of coal. During 2018, we sold 2.1 million tons of coal including 0.4 million tons of purchased coal.

Coal sales information is summarized as follows:

	Year ended December 31,
(In thousands)	2019	2018	Increase
Company Produced
Coal sales revenue	$219,911	$179,078	$40,833
Tons sold	1,872	1,721	151
Purchased from Third Parties
Coal sales revenue	$10,302	$48,496	$(38,194)
Tons sold	78	427	(349)

Cost of sales.  Our cost of sales totaled $162.4 million for 2019 as compared to $176.6 million for 2018. The total cash cost per ton sold (FOB mine) during 2019 was approximately $73 for Company produced coal as compared with $63 for 2018. Cash costs at Berwind are somewhat higher during its development phase than that at our Elk Creek complex. Additionally, the silo failure in late-2018 adversely impacted our cash costs until our preparation plant was restored to its full capacity.

The cost of sales for coal we purchased from third parties declined to $8.8 million in 2019 from $40.6 million in 2018. Purchased coal volumes declined substantially in 2019 as smaller producers exited local markets. Higher volumes of Company produced coal partially offset the lower volumes of purchased coal in 2019. The more favorable cash profile of our Company produced coal contributed significantly to the lower overall cost of sales for 2019 as compared with 2018.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion was $0.5 million for 2019 approximately equal to that for 2018.

Depreciation and amortization. Depreciation of our plant and equipment totaled $14.2 million for the year ended December 31, 2019 as compared with $9.8 million for the previous year. Higher depreciation expense for 2019 was principally due to the increase in mining operations. Amortization of capitalized development costs totaled $5.3 million in 2019 as compared with $2.7 million for the previous year. The increase in amortization of development costs in 2019 was driven by higher coal production from our properties.

Selling, general and administrative expenses. Selling, general and administrative expenses were $18.1 million for the year ended December 31, 2019 as compared with $14.0 million for 2018. This increase reflects the growth of our organization including higher stock-based compensation expense. Stock-based compensation expense increased $1.5 million to $4.1 million in 2019 from $2.6 million in 2018.

Other income. Other income was $1.8 million for 2019 and $2.5 million in 2018. Other income primarily includes third-party royalty income and rail rebates received, each of which declined in 2019.  Third-party royalty income declined as the smaller producer mining this property ceased operations.  The amounts of rail rebates received depends on our sales mix. In 2019, a larger percentage of our shipments were into domestic markets which have a lower rebate rate.

Interest expense, net. Interest expense, net was approximately $1.2 million in 2019, a decrease of $0.2 million as compared with the prior year. This decrease was driven by more favorable borrowing costs during 2019.

Income tax expense. The effective tax rate for the year ended December 31, 2019 was 17.2%, compared to 0.4% for 2018. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes. In 2018, we removed the valuation allowance against deferred taxes which substantially reduced our effective tax rate.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K for a discussion of the results of operation for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense, stock-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Year ended December 31,
(In thousands)	2019	2018	2017
Reconciliation of Net Income to Adjusted EBITDA
Net income	$24,934	$25,074	$(15,417)
Depreciation and amortization	19,521	12,423	3,154
Interest expense, net	1,193	1,427	(272)
Income taxes	5,163	113	—
EBITDA	50,811	39,037	(12,535)
Stock-based compensation	4,060	2,638	2,820
Accretion of asset retirement obligation	511	494	405
Adjusted EBITDA	$55,382	$42,169	$(9,310)

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

	Year ended December 31, 2019			Year ended December 31, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$219,911	$10,302	$230,213	$179,078	$48,496	$227,574
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(16,253)	(424)	(16,677)	(21,281)	(5,276)	(26,557)
Non-GAAP revenue (FOB mine)	$203,658	$9,878	$213,536	$157,797	$43,220	$201,017
Tons sold	1,872	78	1,950	1,721	427	2,148
Revenue per ton sold (FOB mine)	$109	$127	$110	$92	$101	$94

Non-GAAP cash cost per ton sold

Non-GAAP cash cost per ton sold is calculated as cash cost of sales less transportation costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Cash cost per ton sold is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to cost of sales under U.S. GAAP.

	Year ended December 31, 2019			Year ended December 31, 2018
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$153,172	$9,298	$162,470	$130,326	$46,229	$176,555
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(16,185)	(425)	(16,610)	(21,787)	(5,613)	(27,400)
Non-GAAP cash cost of sales	$136,987	$8,873	$145,860	$108,539	$40,616	$149,155
Tons sold	1,872	78	1,950	1,721	427	2,148
Cash cost per ton sold	$73	$114	$75	$63	$95	$69

2020 Sales Commitments

As of December 31, 2019, we had entered into forward sales contracts with North American customers for 2020 on a fixed price basis for 1.5 million tons at an average realizable price of $93.29/ton FOB mine. These volumes were all metallurgical quality coal.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Consolidated statement of cash flow data:
Cash flows from operating activities	$42,382	$36,183	$(8,469)
Cash flows from investing activities	(45,722)	(42,937)	(19,802)
Cash flows from financing activities	2,825	7,916	29,292
Net change in cash and cash equivalents and restricted cash	$(515)	$1,162	$1,021

Cash flows from operating activities during 2019 increased from the comparable period of the prior year primarily resulting from higher cash earnings offset by a greater amount required for working capital (receivables, inventories and accounts payable) associated with higher sales revenue.

Net cash used in investing activities was $45.7 million for the year ended December 31, 2019 as compared with $42.9 million for 2018. Capital expenditures totaled $45.7 million and $48.1 million in the 2019 and 2018 periods, respectively. We received proceeds of $5.2 million from maturing investment securities during the 2018 period.

Cash flows from financing activities were $2.8 million for the year ended December 31, 2019, which was primarily due to net borrowings during the period. Cash flows from financing activities were $7.9 million for 2018, which was due to net proceeds from short term borrowings.

Restricted cash balances at December 31, 2019 and 2018 were $1.3 million and $0.4 million, respectively, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Indebtedness

On November 2, 2018, we entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”) consisting of a $10.0 million term loan, which we refinanced in November 2019, and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”). All personal property assets, including, but not limited to accounts receivable, coal inventory and certain surface mining equipment were pledged to secure the indebtedness. The Revolving Credit Facility has a maturity date of November 2, 2021.

The Revolving Credit Facility interest rate is based on LIBOR + 2.35% or Base Rate + 1.75%. The term loan credit interest rate was based on LIBOR + 4.75% or Base Rate + 3.75%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 1.0%. The loans were initially base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion.

As of December 31, 2019, $3.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $16.7 million.

On November 22, 2019, we repaid the existing term loan with proceeds from a new $10 million term loan with KeyBank. The new term loan is secured with a pledge of certain underground and surface mining equipment. The new term loan interest rate is LIBOR + 5.15%. The outstanding principal balance of the new term loan is required to be repaid in 36 monthly installments of $277 thousand plus accrued interest. The outstanding principal balance of the new term loan was $9.9 million at December 31, 2019.

The Revolving Credit Facility and new term loan contain usual and customary covenants, including but not limited to, limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of December 31, 2019, we were in compliance with all covenants.

Please see Note 6 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10‑K for additional information on the Revolving Credit Facility and new term loan.

Liquidity

As of December 31, 2019, our available liquidity was $21.8 million, comprised of cash and availability under our Revolving Credit Facility. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash includes capital expenditures for mine development and for ongoing operating expenses. During 2019 we spent $45.7 million primarily for the purchase of mining equipment, infrastructure and development of mines at our Elk Creek and Berwind mining complexes. We anticipate capital expenditures of $25 million to $30 million in 2020 for mine equipment and development.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
		Less Than	1 – 3	3 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum royalty obligations	$38,487	$5,146	$11,418	$10,146	$11,777
Asset retirement obligations, discounted	14,605	19	1,314	318	12,954
Take or pay obligations	1,138	1,138	—	—	—
Total	$54,230	$6,303	$12,732	$10,464	$24,731

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended.

Mine development costs.  Mine development costs represent the costs incurred to prepare future mine sites and/or seams of coal for mining. These costs include costs of acquiring, permitting, planning, research, and developing access to identified mineral reserves and other preparations for commercial production as necessary to develop and permit the properties for mining activities.  Mine development costs are capitalized and amortized on a units-of-production basis as mining of the associated mine’s assigned reserves takes place. Operating expenditures, including certain professional fees and overhead costs, are not capitalized but are expensed as incurred.

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

Stock-based compensation expense. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 20, 2020

Ramaco Resources, Inc.

Consolidated Balance Sheets

In thousands, except share and per share amounts	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,532	$6,951
Accounts receivable	19,256	10,729
Inventories	15,261	14,185
Prepaid expenses and other	4,274	3,154
Total current assets	44,323	35,019

Property, plant and equipment – net	178,202	149,205
Advanced coal royalties	3,271	3,045
Other	1,017	975
Total Assets	$226,813	$188,244

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$10,663	$16,393
Accrued expenses	11,740	8,094
Asset retirement obligations	19	71
Current portion of long-term debt	3,333	5,000
Other	656	287
Total current liabilities	26,411	29,845

Asset retirement obligations	14,586	12,707
Long-term debt, net	9,614	4,474
Deferred tax liability	5,265	109
Other long-term liabilities	854	—
Total liabilities	56,730	47,135

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 40,933,831 and 40,082,467 shares issued and outstanding, respectively	410	401
Additional paid-in capital	154,957	150,926
Retained earnings (deficit)	14,716	(10,218)
Total stockholders' equity	170,083	141,109
Total Liabilities and Stockholders' Equity	$226,813	$188,244

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Income

	Year ended December 31,
In thousands, except per share amounts	2019	2018	2017
Revenue	$230,213	$227,574	$61,036

Cost and expenses
Cost of sales (exclusive of items shown separately below)	162,470	176,555	60,521
Other operating costs and expenses	—	—	258
Asset retirement obligation accretion	511	494	405
Depreciation and amortization	19,521	12,423	3,154
Selling, general and administrative	18,179	14,006	12,591
Total cost and expenses	200,681	203,478	76,929

Operating income (loss)	29,532	24,096	(15,893)

Other income	1,758	2,518	204
Interest expense, net	(1,193)	(1,427)	272
Income (loss) before tax	30,097	25,187	(15,417)
Income tax expense	5,163	113	—
Net income (loss)	$24,934	$25,074	$(15,417)

Earnings (loss) per common share
Basic	$0.61	$0.63	$(0.41)
Diluted	$0.61	$0.62	$(0.41)

Basic weighted average shares outstanding	40,838	40,039	37,578
Diluted weighted average shares outstanding	40,838	40,263	37,578

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2017	$—	$13,266	$(18,251)	$(4,985)
Accretion - Series A preferred units	—	—	(124)	(124)
Distributions on Series A preferred units	—	—	(1,500)	(1,500)
Issuance of common stock in Reorganization	225	(225)	—	—
Conversion of Series A preferred units into common stock	128	88,770	—	88,898
Proceeds from sale of common stock	38	43,667	—	43,705
Stock-based compensation	5	2,815	—	2,820
Net loss	—	—	(15,417)	(15,417)
Balance at December 31, 2017	396	148,293	(35,292)	113,397
Stock-based compensation	5	2,633	—	2,638
Net income	—	—	25,074	25,074
Balance at December 31, 2018	401	150,926	(10,218)	141,109
Restricted stock surrendered for withholding taxes payable	—	(20)	—	(20)
Stock-based compensation	9	4,051	—	4,060
Net income	—	—	24,934	24,934
Balance at December 31, 2019	$410	$154,957	$14,716	$170,083

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$24,934	$25,074	$(15,417)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	511	494	405
Depreciation and amortization	19,521	12,423	3,154
Amortization of debt issuance costs	58	569	—
Stock-based compensation	4,060	2,638	2,820
Deferred income taxes	5,156	109	—
Changes in operating assets and liabilities:
Accounts receivable	(8,527)	(3,563)	(6,251)
Prepaid expenses and other current assets	723	(629)	(431)
Inventories	(1,076)	(4,127)	(8,539)
Other assets and liabilities	689	(835)	(1,114)
Accounts payable	(7,313)	(1,521)	15,535
Accrued expenses	3,646	5,551	1,369
Net cash from operating activities	42,382	36,183	(8,469)

Cash flow from investing activities:
Purchases of property, plant and equipment	(45,722)	(48,137)	(75,039)
Proceeds from maturities of investment securities	—	5,200	55,237
Net cash from investing activities	(45,722)	(42,937)	(19,802)

Cash flows from financing activities
Proceeds from borrowings	73,750	28,424	—
Proceeds from notes payable - related party	—	3,000	—
Payments of debt issuance cost	—	(569)	—
Repayment of borrowings	(70,335)	(18,950)	(500)
Repayment of notes payable - related party	—	(3,000)	—
Repayments of financed insurance payable	(570)	(989)	(127)
Restricted stock surrendered for withholding taxes payable	(20)	—	—
Proceeds from issuance of common stock	—	—	47,709
Payments of equity offering costs	—	—	(1,756)
Repayments to Ramaco Coal, LLC	—	—	(10,629)
Payment of distributions	—	—	(5,405)
Net cash from financing activities	2,825	7,916	29,292

Net change in cash and cash equivalents and restricted cash	(515)	1,162	1,021
Cash and cash equivalents and restricted cash, beginning of period	7,380	6,218	5,197
Cash and cash equivalents and restricted cash, end of period	$6,865	$7,380	$6,218

Supplemental cash flow information:
Cash paid for interest	$999	$826	$88
Cash paid for taxes	—	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	2,902	1,319	5,236
Financed insurance	939	1,276	—
Additional asset retirement obligations incurred	516	—	1,813

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ramaco Resources, Inc. (“Ramaco” or the “Company”) is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

As used herein, “the Company,” “we,” “us,” “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

Our development portfolio includes four primary properties: Elk Creek, Berwind, RAM Mine and Knox Creek. We believe each of these projects possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to a majority of our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers.

We operate three deep mines and a surface mine at our Elk Creek mining complex. Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. Development of our Berwind mining complex began in late 2017. We expect the Berwind mine to achieve commercial production in late-2020 from two deep mine sections. The Knox Creek preparation plant processes coal from our Berwind mine as well as coal we may purchase from or toll wash for third parties. Our RAM Mine property is scheduled for initial production in 2022, subject to permitting and market conditions.

Initial Public Offering

On February 8, 2017, we completed the initial public offering (“IPO”) of our common stock. Pursuant to the IPO, we registered the sale of 6.0 million shares of our common stock, which included 3.8 million shares sold by the Company and 2.2 million shares sold by selling stockholders. Net proceeds to the Company totaled approximately $43.7 million. We used $10.7 million of the net proceeds to repay indebtedness owed to Ramaco Coal, LLC, an affiliated entity. The remaining proceeds were used for general corporate purposes including development of the Elk Creek mining complex and Berwind mine. All units of our then-outstanding convertible Series A preferred units automatically converted into an aggregate of 12.76 million shares of common stock at the time of the IPO.

Basis of Presentation

Pursuant to the terms of a corporate reorganization (the “Reorganization”) that was completed in connection with the closing of our IPO, all the interests in Ramaco Development, LLC were exchanged for our newly issued common shares and as a result, Ramaco Development, LLC became our wholly-owned subsidiary. Therefore, the financial information for periods before February 8, 2017 pertain to the historical financial statements and results of operations of Ramaco Development, LLC.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition—  Our primary source of revenue is from the sale of coal through contracts with steel producers usually having durations of less than one year. We adopted Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. The core principle of ASU 2014‑09 is to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Before adoption of the new standard, revenue was recognized when risk of loss passed to our customer. The timing of revenue recognition for our coal sales remained consistent between the new and previous standards. There was no material impact on our consolidated financial statements from adopting the new standard but we have expanded disclosure about our revenue.

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

Our coal sales generally include up to 90‑day payment terms following the transfer of control of the goods to our customer. In the case of some of our foreign customers, our contracts also require that letters of credit are posted to secure payment of any outstanding receivable. We do not include extended payment terms in our contracts. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or qualities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are small.

Freight Revenue and Expense—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in revenue.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2019 and 2018 were $1.3 million and $0.4 million, respectively, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight and operating overhead. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles. Supply inventories totaled $2.9 million at December 31, 2019 and are valued at average cost.

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

Capitalized mine development costs represent the costs incurred to prepare mine sites and/or seams of coal for future mining. These costs include costs of acquiring, permitting, planning, research, and developing access to identified mineral reserves and other preparations for commercial production as necessary to develop and permit the properties for mining activities. Operating expenditures including certain professional fees and overhead costs are not capitalized but are expensed as incurred.

The capitalized mine development costs are amortized on a units-of-production basis as mining of that mine’s assigned reserves takes place. Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives ranging from three to thirty years.

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

Asset Retirement Obligations—Legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to development costs, at the time they are incurred. Our asset retirement obligations primarily consist of spending estimates related to reclaiming metallurgical coal land and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. We estimate and record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of mining.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. As of December 31, 2019, the estimated aggregate liability for uninsured claims totaled $1.0 million. Of this, $0.7 million is included in other long-term liabilities within the consolidated balance sheets. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Leases—We determine if an arrangement is a lease at inception. Operating leases are included in other current assets, other current liabilities, and other long-term liabilities in our consolidated balance sheets. We do not have any finance leases.

Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases of mineral reserves are exempted under U.S. GAAP from recognition within the financial statements.

Fair Value Measurements— For assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. These levels include: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs are other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring us to make assumptions about pricing by market participants.

Income Taxes—Prior to the Reorganization discussed in Note 1, we were a limited liability company taxed as a partnership. Accordingly, no provision for federal or state income taxes has been recognized in these financial statements for periods before the Reorganization on February 8, 2017.

Income taxes are accounted for using a balance sheet approach. We account for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no unrecognized tax positions at December 31, 2019  or 2018. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations is currently open for all tax returns filed.

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

Stock-Based Compensation—We account for employee stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.

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

Concentrations—Our operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our operations. For the year ended December 31, 2019, approximately 75% of our sales were derived from coal shipments to customers in North American markets.

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We monitor the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not needed as of December 31, 2019 or 2018.

During 2019, sales to two customers accounted for approximately 42% of total revenue. The total balance due from these customers at December 31, 2019 was approximately 58% of total accounts receivable. During 2018, sales to five customers accounted for approximately 63% of total revenue. The total balance due from these customers at December 31, 2018 was approximately 72% of total accounts receivable.

Reclassifications—Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers. The new standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014‑09 is to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014‑09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on January 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but resulted in increased disclosures related to revenue recognition policies and disaggregation of revenue.

In February 2016, the FASB issued ASU 2016‑02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases are exempted from the standard. We adopted ASU 2016‑02 on January 1, 2019. We elected the “package of practical expedients” within the standard which permits us not to reassess prior conclusions about lease identification, lease classification and initial direct costs. We made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.3 million, which were not previously recorded on our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for us in the first quarter of our fiscal year 2020. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Internal-Use Software, which addresses the accounting for implementation costs associated with a hosted service. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The standard will be effective for us in the first quarter of our fiscal year 2020. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the first quarter of our fiscal year 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2019	2018
Plant and equipment	$142,773	$109,911
Construction in process	11,986	12,066
Capitalized mine development cost	58,773	43,037
Less: accumulated depreciation and amortization	(35,330)	(15,809)
Total property, plant and equipment, net	$178,202	$149,205

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $12.7 million as of December 31, 2019 and $5.5 million as of December 31, 2018.

Depreciation and amortization included:

	Year ended December 31,
(In thousands)	2019	2018	2017
Depreciation of plant and equipment	$14,219	$9,751	$2,618
Amortization of capitalized
mine development costs	5,302	2,672	536
Total depreciation and amortization	$19,521	$12,423	$3,154

On March 29, 2017, we acquired approximately 14,800 acres of coal properties in Tazewell and Buchanan Counties, Virginia and McDowell County, West Virginia including several coal leaseholds adjacent to our Knox Creek operations. We paid $125,000 for the properties, a portion of which is recoupable from future production, and agreed to pay an overriding royalty on production from properties not already subleased.

In the fourth quarter of 2019, we acquired multiple permits from various affiliates of Omega Highwall Mining, LLC. Consideration for the transaction included assumption of approximately $0.6 million of ARO liability, curing minor lease defaults, and paying advance royalties under two assumed lease instruments. The total out-of-pocket consideration was less than $0.1 million, most of which is recoupable against future royalty payments. These permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure, and provide immediate access to two separate mining areas in Southwestern Virginia.

On January 3, 2020, we entered into a mineral lease with the McDonald Land Company for coal reserve tracts which, in many cases, are located immediately adjacent to our Elk Creek complex. This lease adds more than 21 million proven and probable reserves in approximately 20 different coal seams to our Elk Creek reserve base.

NOTE 4—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial assets and liabilities were as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$5,532	$5,532	$6,951	$6,951
Accounts receivable	19,256	19,256	10,729	10,729
Other current assets - restricted cash	1,333	1,333	429	429
Financial liabilities:
Accounts payable	(10,663)	(10,663)	(16,393)	(16,393)
Debt	(12,947)	(12,947)	(9,474)	(9,474)
Other current liabilities - financed insurance payable	(656)	(656)	(287)	(287)

We use a market approach to determine the fair value of our fixed-rate debt using observable market data, which resulted in a Level 2 fair-value measurement.

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

NOTE 5—ASSET RETIREMENT OBLIGATIONS

We estimate asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates were escalated for inflation at 2% per year and the estimated cash outflows were then discounted at 4% at December 31, 2019 and 2018. Amounts recorded related to asset retirement obligations were as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Balance at beginning of year	$12,778	$12,347
Additional asset retirement obligations acquired/incurred	800	131
Accretion expense	511	494
Revisions to estimates	516	(194)
Balance at end of year	$14,605	$12,778

NOTE 6—DEBT

Our outstanding debt consisted of the following:

	December 31,
(In thousands)	2019	2018
Term loan	$9,947	$9,589
Revolving Credit Facility	3,000	—
Debt discount, net	—	(115)
Total debt	$12,947	$9,474
Current portion of long-term debt	3,333	5,000
Long-term debt, net	$9,614	$4,474

On November 2, 2018, we entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”) consisting of a $10.0 million term loan, which we refinanced in November 2019, and up to $30.0 million revolving line of credit, including $1.0 million letter of credit availability (the “Revolving Credit Facility”). All personal property assets, including, but not limited to accounts receivable, coal inventory and certain surface mining equipment were pledged to secure the indebtedness. The Revolving Credit Facility has a maturity date of November 2, 2021.

The Revolving Credit Facility interest rate is based on LIBOR + 2.35% or Base Rate + 1.75%. The term loan credit interest rate was based on LIBOR + 4.75% or Base Rate + 3.75%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 1.0%. The loans were initially base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion.

As of December 31, 2019, $3.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $16.7 million.

On November 22, 2019, we repaid the existing term loan with proceeds from a new $10 million term loan with KeyBank. The new term loan is secured with a pledge of certain underground and surface mining equipment. The new term loan interest rate is LIBOR + 5.15%. The outstanding principal balance of the new term loan is required to be repaid in 36 monthly installments of $277 thousand plus accrued interest. The outstanding principal balance of the new term loan was $9.9 million at December 31, 2019.

The Revolving Credit Facility and new term loan contain usual and customary covenants, including but not limited to, limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of December 31, 2019, we were in compliance with all covenants.

Maturities of our long-term debt were as follows:

(In thousands)
Years ending December 31:
2020	$3,333
2021	6,333
2022	3,281
Total	$12,947

NOTE 7—LEASES

Operating Leases

We lease facilities under various noncancelable operating lease agreements. Our leases have remaining lease terms of up to three years.  Operating lease expense for facilities totaled $0.2 million, $0.1 million and $0.4 million in 2019, 2018 and 2017, respectively.

At December 31, 2019, operating lease ROU assets totaled $0.2 million. Operating lease liabilities at December 31, 2019 totaled $0.2 million. Of this, $0.1 million is included in other long-term liabilities within the consolidated balance sheets.

Maturities of operating lease liabilities were as follows:

(In thousands)
Year Ending December 31,
2020	$117
2021	98
2022	41
Total lease payments	256
Less imputed interest	(43)
Total	$213

As of December 31, 2019, the weighted average remaining lease term was 1.7 years and the weighted average discount rate used in computing the lease obligations was 8.5%.

Coal Leases and Associated Royalty Commitments

Leases of mineral reserves and related land leases are exempted under U.S. GAAP from recognition within the financial statements. We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $15.6 million, $11.6 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Payments of minimum coal royalties and throughput payments for leases with Ramaco Coal, LLC commenced in 2017 pursuant to the terms of the agreements.

Future minimum lease and royalty payments for each of the next five years and thereafter were as follows:

(In thousands)
Year Ending December 31,
2020	$5,146
2021	5,709
2022	5,709
2023	5,720
2024	4,426
Thereafter	11,777
Total minimum payments	$38,487

NOTE 8—EQUITY

At December 31, 2016, Ramaco Development, LLC had 8,000,000 common units and 4,538,836 preferred units issued and outstanding. On February 8, 2017, in connection with our IPO, a corporate reorganization was completed and each unit of Ramaco Development, LLC was converted into approximately 2.81 shares of common stock. As a result, we issued 35,262,576 shares of common stock. We issued an additional 3,800,000 shares of common stock in the IPO.

We are authorized to issue up to a total of 260,000,000 shares of common stock and 50,000,000 shares of preferred stock, each having a par value of $0.01 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights.

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance-based stock awards and other stock-based awards may be granted. At December 31, 2019,  5.0 million shares were available under the current plan for future awards.

Stock Options—Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. Stock-based compensation expense totaling $0.3 million was recognized in 2016 for these awards. The remaining $2.1 million of stock-based compensation expense associated with these awards was recognized during 2017. The options remain outstanding and unexercised and were not in-the-money at December 31, 2019.

Restricted Stock Awards—We grant restricted stock to certain senior executive employees and directors. The shares vest over one to three years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense for restricted stock awards totaled $4.1 million for 2019, $2.6 million for 2018 and $0.7 million in 2017. As of December 31, 2019, there was $4.5 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.6 years.

The following table summarizes restricted awards outstanding, as well as activity for the periods:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2017	471,017	$5.87
Granted	528,683	8.03
Vested	(27,984)	8.04
Forfeited	(5,582)	6.27
Outstanding at December 31, 2018	966,134	$6.99
Granted	889,908	5.44
Vested	(211,964)	5.70
Forfeited	(15,837)	5.73
Outstanding at December 31, 2019	1,628,241	$6.32

The total fair value of awards vested during 2019 was $0.8 million.

In December 2019, we entered into modification agreements with 14 executives and employees holding 1.4 million shares of unvested restricted stock whereby the vesting periods for these share grants was extended an additional six months. In exchange for the modification, we made an additional restricted stock grant to each of these executives and employees. In all, we granted 22,000 additional restricted shares in the modification. Incremental compensation costs associated with these modifications totaled $0.8 million and will be recognized over a weighted average period of 1.0 years.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at December 31, 2019 totaled approximately $13.1 million.

Purchase Commitments—We secured the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2019, commitments under take-or-pay arrangements totaled $1.1 million, all of which is obligated within the next year.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A  temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Chubb INA Holdings, Inc. has filed a motion to dismiss and Federal Insurance Company has filed a motion to remove the case to federal court in West Virginia.

NOTE 10—REVENUE

Our revenue is derived from contracts for the sale of coal which is recognized at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts and pricing can either be by fixed-price or a price derived against index-based pricing mechanisms. Disaggregated information about our revenue is presented below:

	Year ended December 31,
(In thousands)	2019	2018	2017
Coal Sales
Domestic revenues	$164,256	$121,433	$31,199
Export revenues	65,957	106,141	27,599
Coal Processing	—	—	2,238
Total revenues	$230,213	$227,574	$61,036

As of December 31, 2019, outstanding performance obligations for 2020 totaled approximately 1.4 million tons for contracts having fixed pricing and 0.1 million tons for contracts with index-based pricing mechanisms.

NOTE 11—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. Production royalty payables due to Ramaco Coal, LLC totaling $0.5 million and $2.9 million at December 31, 2019 and 2018, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in 2019 and 2018 totaled $9.0 million and $1.9 million, respectively.

Related Party Borrowings—Ramaco Coal, LLC historically funded our operating activities in periods before August 2015. Funds advanced by Ramaco Coal, LLC for our development were reflected in the consolidated balance sheets as a note payable. This note payable was subsequently paid in its entirety using proceeds from our IPO.

In May 2018, we borrowed $3.0 million from Ramaco Coal, LLC, pursuant to the Ramaco Coal Note. Interest accrued monthly at 10.0%. The Ramaco Coal Note was repaid on November 5, 2018 with proceeds from the Credit Facility.

On-going Administrative Services—Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12‑month terms, but may be terminated by either party at the end of any 12‑month term by providing written notice at least 30 days prior to the end of the then-current term. No payments were made to either party under this agreement in 2019 or 2018.

NOTE 12—INCOME TAXES

Income tax expense consisted of the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Current taxes:
Federal	$—	$—	$—
State	7	4	—
Current taxes	7	4	—
Deferred taxes:
Federal	3,228	(111)	—
State	1,928	220	—
Deferred taxes	5,156	109	—
Provision for income taxes, net	$5,163	$113	$—

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Income taxes computed at the federal statutory rate	$6,320	$5,289	$(5,242)
Effect of:
(Income) loss taxed as partnership	—	—	(552)
State taxes, net of federal benefits	945	970	(610)
Percentage depletion	(2,093)	(1,033)	—
Changes in tax status	—	—	(205)
Change in valuation allowance	—	(4,464)	4,464
Change in enacted tax rates	—	—	2,119
Other, net	(9)	(649)	26
Total	$5,163	$113	$—

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$19,512	$17,073
Asset retirement obligations	3,523	3,306
Accrued expenses	725	521
Stock-based compensation	2,094	1,393
Other	—	4
Total deferred tax assets	25,854	22,297
Less valuation allowance	—	—
Deferred tax assets, net	25,854	22,297

Deferred tax liabilities:
Depreciation & amortization	(31,119)	(22,406)
Net deferred tax liabilities	$(5,265)	$(109)

As of December 31, 2019, our federal net operating loss carryforwards for income tax purposes were approximately $81 million.  Total state loss carryforwards were approximately $57 million. If not utilized, federal and state net operating loss carryforwards approximating $60 million and $47 million, respectively, will expire between 2035 and 2037. The remaining net operating loss carryforwards have no statutory expiration.

A valuation allowance was previously established against our net deferred tax assets given our limited operating history. This valuation allowance was reversed in 2018.

Tax Cuts and Jobs Act—On December 22, 2017, the U.S. Government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Act”). The Act made broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21%, allowing full expensing of qualified property acquired and placed in service after September 27, 2017 and imposing new limits on the deduction of net operating losses, executive compensation and net interest expense. There was no impact of the Act on our 2017 financial statements.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table is a calculation of the net earnings (loss) per basic and diluted share:

(In thousands, except per share amounts)	2019	2018	2017
Numerator
Net income (loss)	$24,934	$25,074	$(15,417)
Denominator
Weighted average shares used to compute basic EPS	40,838	40,039	37,578
Dilutive effect of share-based awards	—	224	—
Weighted average shares used to compute diluted EPS	40,838	40,263	37,578

Earnings (loss) per share
Basic	$0.61	$0.63	$(0.41)
Diluted	$0.61	$0.62	$(0.41)

Diluted EPS for 2019 and 2017 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

* * * * *

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data derived from our unaudited interim financial statements. The following data is only a summary and should be read with our historical consolidated financial statements and related notes contained in this document.

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$57,460	$65,761	61,380	45,612
Gross profit(a)	16,454	22,542	16,397	12,350
Operating income	8,250	12,889	6,452	1,941
Net income	6,883	10,613	5,550	1,888
Net earnings per share: (b)
Basic	$0.17	$0.26	0.14	0.05
Diluted	$0.17	$0.26	0.14	0.05

2018
Total revenues	$55,943	$65,278	$62,166	$44,187
Gross profit(a)	11,612	17,418	12,760	9,229
Operating income	5,620	10,647	5,804	2,025
Net income	5,266	10,203	6,211	3,394
Net earnings per share: (b)
Basic	$0.13	$0.25	$0.15	$0.08
Diluted	$0.13	$0.25	$0.15	$0.08

(a)	Represents total revenue less cost of sales.
(b)	The sum of quarterly per share amounts may not equal amounts reported for the annual periods due to the effects of rounding.

* * * * *

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a‑15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a‑15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Selected Quarterly Financial Data (Unaudited)
(b)	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 7, 2017)

3.1

Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

4.2

Registration Rights Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

4.3

Shareholders’ Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc., Yorktown Energy Partners IX, L.P., Yorktown Energy Partners X, L.P., Yorktown Energy Partners XI, L.P., Energy Capital Partners Mezzanine Opportunities Fund, LP, Energy Capital Partners Mezzanine Opportunities Fund A, LP, and ECP Mezzanine B (Ramaco IP), LP. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

*4.4	Description of Common Stock

†10.1

Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S‑8 (File No. 333‑215913) filed with the Commission on February 6, 2017)

10.2

Berwind Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.3

Elk Creek Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.4

Indemnification Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.5

RAM Mine Mutual Cooperation Agreement, dated August 20, 2015, by and between RAM Mining, LLC and Ramaco Northern Appalachia, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.6

Promissory Note, dated August 31, 2016, by and between Ramaco Development, LLC, as maker, and Ramaco Coal, LLC, as noteholder (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.7

Corporate Guaranty, dated August 20, 2015, by and between Ramaco Coal, LLC, as guarantor, and RAMACO Development, LLC as oblige (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.8

Corporate Guaranty, dated August 20, 2015, by and between RAMACO Development, LLC, as guarantor, and Ramaco Coal, LLC, as oblige (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.9

Berwind Sublease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.10

First Amendment to Berwind Lease Agreement and Sublease, dated February 2016, by and among Berwind Land Company, Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.11

Second Amendment to Berwind Sublease, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

*10.12	Third Amendment to Berwind Lease Agreement and Consent to Sublease, dated December 19, 2017, by and between Berwind Land Company and Ramaco Central Appalachia, LLC

10.13

Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.14

Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.15

Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.16

Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

*10.17	Amendment No. 4 to Elk Creek Coal Lease Agreement, dated January 12, 2017, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC

*10.18	Amendment No. 5 to Elk Creek Coal Lease Agreement, dated September 28, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC

*10.19	Amendment No. 6 to Elk Creek Coal Lease Agreement, dated December 21, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC

*10.20	Amendment No. 7 to Elk Creek Coal Lease Agreement, dated February 1, 2019, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC

10.21

Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.22

Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.23

Amendment No. 2 to Elk Creek Surface Rights Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.24

Amendment No. 3 to Elk Creek Surface Rights Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.25

Mutual Services Agreement, dated December 22, 2017, by and between Ramaco Development, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10‑K (File No. 001‑38003) filed with the Commission on March 21, 2018)

10.26

NRP Sublease Agreement, dated August 19, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.27

Amendment No. 1 to NRP Sublease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.28

Amended and Restated Lease Agreement, dated August 20, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC, RAM Mining, LLC and RAMACO Mining, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.29

Amendment No. 1 to Amended and Restated Lease Agreement, dated December 31, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.30

Amendment No. 2 to Amended and Restated Lease Agreement, dated March 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

10.31

Amendment No. 3 to Amended and Restated Lease Agreement, dated August 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

†10.32

Ramaco Development, LLC 2016 Membership Unit Option Plan (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

†10.33

Form of Ramaco Resources, Inc. Stock Option Notice and Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

†10.34

Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S‑1 (File No. 333‑215363) filed with the Commission on December 29, 2016)

†10.35	Indemnification Agreement (Randall Atkins) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.36

Indemnification Agreement (Michael Bauersachs) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.37	Indemnification Agreement (Mark Clemens) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.38

Indemnification Agreement (Patrick C. Graney) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.39

Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.40	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.41

Indemnification Agreement (Bryan H. Lawrence) (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.42	Indemnification Agreement (Tyler Reeder) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.43	Indemnification Agreement (Marc Solochek) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.44

Indemnification Agreement (Richard M. Whiting) (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.45

Indemnification Agreement (Michael Windisch) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on February 14, 2017)

†10.46	Indemnification Agreement (Bruce E. Cryder) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on July 5, 2017)
†10.47

Indemnification Agreement (Christopher L. Blanchard) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on December 29, 2017)

*†10.48	Indemnification Agreement (Peter Leidel)

*†10.49	Indemnification Agreement (Trent Kososki)

*†10.50	Indemnification Agreement (C. Lynch Christian, III)

†10.51	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on July 5, 2017)

†10.52

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on December 13, 2019)

†10.53

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on December 13, 2019)

†10.54

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K/A (File No. 001‑38003) filed with the Commission on December 16, 2019)

†10.55

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K/A (File No. 001‑38003) filed with the Commission on December 16, 2019)

10.56

Credit and Security Agreement, dated November 2, 2018, by and among: (i) Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K (File No. 001‑38003) filed with the Commission on November 2, 2018)

*10.57

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Briggs & Veselka Co.

*23.2	Consent of Weir International, Inc.

*23.3	Consent of True Line, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101	Interactive Data File (Form 10‑K for the year ended December 31, 2019 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*    Exhibit filed herewith.

†    Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 20, 2020	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2020	By:	/s/ Randall W. Atkins
Randall W. Atkins
Executive Chairman and Director

February 20, 2020	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

February 20, 2020	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

February 20, 2020	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

February 20, 2020	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

February 20, 2020	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

February 20, 2020	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

February 20, 2020	By:	/s/ Tyler Reeder
Tyler Reeder
Director

February 20, 2020	By:	/s/ Trent Kososki
Trent Kososki
Director

February 20, 2020	By:	/s/ Bruce E. Cryder
Bruce E. Cryder
Director

February 20, 2020	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

February 20, 2020	By:	/s/ Peter Leidel
Peter Leidel
Director