Form 10-Q
period 2020-03-31
Ramaco Resources, Inc.
filed 2020-05-12
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 12, 2020, the registrant had 42,713,347 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10‑K for the year ended December 31, 2019 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements may include statements about:

•

risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;

•	anticipated production levels, costs, sales volumes and revenue;
•	timing for completion of major capital projects;
•

economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 pandemic and related actions;

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,319	$5,532
Accounts receivable	14,420	19,256
Inventories	23,458	15,261
Prepaid expenses and other	4,943	4,274
Total current assets	58,140	44,323

Property, plant and equipment – net	181,896	178,202
Advanced coal royalties	3,640	3,271
Other	983	1,017
Total Assets	$244,659	$226,813

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$13,099	$10,663
Accrued expenses	11,484	11,740
Asset retirement obligations	361	19
Current portion of long-term debt	3,333	3,333
Other	375	656
Total current liabilities	28,652	26,411

Asset retirement obligations	14,394	14,586
Long-term debt, net	22,295	9,614
Deferred tax liability	5,375	5,265
Other long-term liabilities	975	854
Total liabilities	71,691	56,730

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 42,664,327 and 40,933,831 shares issued and outstanding, respectively	427	410
Additional paid-in capital	155,863	154,957
Retained earnings	16,678	14,716
Total stockholders' equity	172,968	170,083
Total Liabilities and Stockholders' Equity	$244,659	$226,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per share amounts	2020	2019
Revenue	$41,935	$57,460

Costs and expenses
Cost of sales (exclusive of items shown separately below)	30,934	41,006
Asset retirement obligation accretion	141	128
Depreciation and amortization	5,002	4,116
Selling, general and administrative	4,717	3,960
Total costs and expenses	40,794	49,210

Operating income	1,141	8,250

Other income	1,210	298
Interest expense, net	(279)	(307)
Income before tax	2,072	8,241
Income tax expense	110	1,358
Net income	$1,962	$6,883

Earnings per common share
Basic	$0.05	$0.17
Diluted	$0.05	$0.17

Basic weighted average shares outstanding	41,760	40,604
Diluted weighted average shares outstanding	41,760	40,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2020	$410	$154,957	$14,716	$170,083
Stock-based compensation	17	906	—	923
Net income	—	—	1,962	1,962
Balance at March 31, 2020	$427	$155,863	$16,678	$172,968

Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Stock-based compensation	7	887	—	894
Net income	—	—	6,883	6,883
Balance at March 31, 2019	$408	$151,813	$(3,335)	$148,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2020	2019
Cash flows from operating activities
Net income	$1,962	$6,883
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	141	128
Depreciation and amortization	5,002	4,116
Amortization of debt issuance costs	14	14
Stock-based compensation	923	894
Deferred income taxes	110	1,341
Changes in operating assets and liabilities:
Accounts receivable	4,836	(16,556)
Prepaid expenses and other current assets	(554)	1,010
Inventories	(8,197)	(842)
Other assets and liabilities	(214)	63
Accounts payable	2,649	(4,159)
Accrued expenses	(256)	1,031
Net cash from operating activities	6,416	(6,077)

Cash flow from investing activities:
Purchases of property, plant and equipment	(8,900)	(8,199)

Cash flows from financing activities
Proceeds from borrowings	22,200	26,500
Repayment of borrowings	(9,533)	(17,251)
Repayments of financed insurance payable	(281)	(171)
Net cash from financing activities	12,386	9,078

Net change in cash and cash equivalents and restricted cash	9,902	(5,198)
Cash and cash equivalents and restricted cash, beginning of period	6,865	7,380
Cash and cash equivalents and restricted cash, end of period	$16,767	$2,182

Supplemental cash flow information:
Cash paid for interest	$242	$249
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	2,689	4,332
Additional asset retirement obligations incurred	9	43

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.4 million at March 31, 2020 and $1.3 million at December 31, 2019, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At March  31, 2020,  the estimated aggregate liability for uninsured claims totaled $1.2 million.  Of this, $0.9 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2019, the estimated aggregate liability for uninsured claims totaled $1.0 million including $0.7 included in other long-term liabilities.  These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

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

Concentrations—During the three months ended March  31, 2020, sales to three customers accounted for approximately 39%,  18% and 16% of our total revenue, respectively, aggregating approximately 73% of our total revenue. The balance due from these three customers at March  31, 2020 was approximately 69% of total accounts receivable. During the three months ended March  31, 2019 sales to three customers accounted for approximately 55% of total revenue.

Recent Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Internal-Use Software, which addresses the accounting for implementation costs associated with a hosted service. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We adopted this standard as of January 1, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Plant and equipment	$145,347	$142,773
Construction in process	14,144	11,986
Capitalized mine development cost	62,737	58,773
Less: accumulated depreciation and amortization	(40,332)	(35,330)
Total property, plant and equipment, net	$181,896	$178,202

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $14.6 million as of March  31, 2020 and $12.7 million as of December 31, 2019.

Depreciation and amortization included:

	Three months ended March 31,
(In thousands)	2020	2019
Depreciation of plant and equipment	$4,175	$3,019
Amortization of capitalized
mine development costs	827	1,097
Total depreciation and amortization	$5,002	$4,116

NOTE 4—DEBT

On November 2, 2018, we entered into a Credit and Security Agreement (as amended, the “Revolving Credit
Facility”) with KeyBank National Association (“KeyBank”).  The Revolving Credit Facility was amended on February 20, 2020 and consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain surface mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%.  Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of March 31, 2020,  $16.5 million was outstanding on the Revolving Credit Facility and we had remaining availability of $13.5 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment,  bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $9.1 million at March 31, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of March  31, 2020,  we were in compliance with all debt covenants.

NOTE 5—EQUITY

Stock-Based Compensation

We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At March  31, 2020, 3.3 million shares were available under the current plan for future awards.

Stock Options—Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested.  The options remain outstanding and unexercised and were not in-the-money at March 31, 2020.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. The shares vest over up to four years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $0.9 million for the three months ended March  31, 2020. As of March  31, 2020, there was $8.8 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 2.3 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,628,241	$6.32
Granted	1,714,152	3.06
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	3,342,393	$4.65

NOTE 6—COMMITMENTS AND CONTINGENCIES

Surety Bonds—As of March 31, 2020,  we had total reclamation bonding requirements of $13.3 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March  31, 2020,  commitments under take-or-pay arrangements totaled $5.1 million through March 31, 2021.

Litigation—From time to time, the Company may be subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy.  Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc.  Currently, the case is in the discovery phase and is scheduled for trial beginning December 8, 2020, in Charleston, WV.

NOTE 7—REVENUE

Our revenue is derived from contracts for the sale of coal which is recognized at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts and pricing can either be by fixed-price or a price derived against index-based pricing mechanisms. Sales completed with delivery to an export terminal are reported as export revenue. Disaggregated information about our revenue is presented below:

	Three months ended March 31,
(In thousands)	2020	2019
Coal Sales
Domestic revenues	$30,532	$36,571
Export revenues	11,403	20,889
Total revenues	$41,935	$57,460

As of March  31, 2020, we had outstanding performance obligations for the remainder of 2020 of approximately 1.1 million tons for contracts with fixed sales prices. As further discussed in Note 11, volumes under these contracts may be delayed or curtailed due to COVID-19.

NOTE 8—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. We used a discrete effective tax rate to calculate taxes for the three months ended March 31, 2020 since small changes in estimated income would result in significant changes in the estimated annual effective income tax rate.

The effective tax rate for the three months ended March  31, 2020 was 5%, compared to 16% for the three months ended March  31, 2019. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

NOTE 9—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended March 31,
(In thousands, except per share amounts)	2020	2019
Numerator
Net income	$1,962	$6,883
Denominator
Weighted average shares used to compute basic EPS	41,760	40,604
Dilutive effect of share-based awards	—	48
Weighted average shares used to compute diluted EPS	41,760	40,652

Earnings per share
Basic	$0.05	$0.17
Diluted	$0.05	$0.17

Diluted EPS for the three months ended March  31, 2020 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 10—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Production royalty payables totaling $0.4 million and $0.5 million at March 31, 2020 and December 31, 2019, respectively, were included in accounts payable in the condensed consolidated balance sheet. Royalties paid to Ramaco Coal, LLC in the three months ended March 31, 2020 and 2019 totaled $1.2 million and $1.3 million, respectively.

NOTE 11—SUBSEQUENT EVENTS

Response to the Coronavirus Disease 2019 (COVID-19) Pandemic on Our Business—On March 11, 2020, the
World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency.  The impact of COVID-19 on our business is currently unknown. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence and practice social distancing when engaging in essential activities. These actions and the global health crisis caused by COVID-19 have created significant volatility, uncertainty and economic disruption.

We have observed declining demand and spot price reductions for metallurgical coal as business and consumer activity decelerates across the globe. This weakness limited our ability to complete spot sales in the first quarter, leading to an increase in our inventories. We are not able to estimate the impact that lower demand or spot pricing may have on our business but expect that spot pricing and demand will remain weak through at least the second quarter of 2020.

Two customers have notified us that their contractual obligations for purchases of metallurgical coal from us may be delayed or curtailed because of COVID-19. These two customers accounted for approximately 56% of our total revenue during the three months ended March 31, 2020. Based on the current environment, we estimate that a portion of our contractual commitments for the remainder of the year could be delayed or curtailed.

In response, we have taken steps to limit our production in the near-term. Effective April 1, 2020, out of an abundance of caution and to minimize the economic impact to our business, we took the following actions:

•

We implemented a roughly two-week operational furlough of 182 employees at the Elk Creek mining complex in West Virginia. The Elk Creek prep plant remained fully operational to process coal.  Our Berwind mine and the Knox Creek prep plant remained open;

•

We temporarily reduced the salaries of certain executives, including our named executive officers, by 30% beginning April 1, 2020, and we deferred payment of cash bonuses for these individuals for an indefinite period; and

•	We reduced or deferred non-essential capital expenditures to adapt to the current market conditions.

We began to partially reopen the furloughed Elk Creek complex operations and recalled approximately one-third of our furloughed workforce during the week of April 20, 2020. We recalled all furloughed employees by May 1, 2020.

To date we have not had any significant issues with critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. Additional measures we may take could include extensions of operational furloughs and temporary salary reductions for certain executives, staffing reductions and idling or realignment of additional mines as conditions might dictate. It is not clear what the potential effects any such alterations or modifications may have on our business. The effects on our results in our second quarter and other future periods could be much more significant and cannot currently be quantified.

SBA Paycheck Protection Program Loan—On April 20, 2020, we received proceeds from a loan in the amount of approximately $8.4 million (the “PPP Loan”) from KeyBank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We intend to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

The PPP Loan matures on April 16, 2022 and bears interest at a rate of 1% per annum. Beginning November 17, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 17, 2022 the principal amount outstanding on the PPP Loan as of October 17, 2020. The PPP Loan is evidenced by a promissory note dated April 17, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

 All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan funding. For purposes of the CARES Act, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment. The equipment loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. We intend to use the proceeds from this loan for general corporate purposes including the financing of anticipated future capital expenditures.

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

Overview

Our primary source of revenue is the sale of metallurgical coal. As of December 31, 2019, we had a 265‑million-ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. We are currently mining in four underground mines, one surface mine and with one highwall miner at our two complexes. Our plan is to complete development of our existing properties and grow production to more than 4-4.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Our results for the first quarter of 2020 were impacted by continued weakness in the metallurgical industry that began in the second half of 2019. This weakness continued into the first quarter of 2020 as global economic growth was increasingly impacted by the COVID-19 outbreak as the quarter progressed.

As of March 31, 2020, we had forward sales contracts for the remainder of 2020 of approximately 1.1 million tons for contracts with fixed sales prices averaging $93/ton (FOB mine).

Impact of the Coronavirus Disease 2019 (COVID-19) Pandemic on Our Business

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019 (“COVID-19”) outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. The impact of COVID-19 on our business is currently unknown. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence and practice social distancing when engaging in essential activities. These actions and the global health crisis caused by COVID-19 have created significant volatility, uncertainty and economic disruption.

We have observed declining demand and spot price reductions for metallurgical coal as business and consumer activity decelerates across the globe. This weakness limited our ability to complete spot sales in the first quarter, leading to an increase in our inventories. We are not able to estimate the impact that lower demand or spot pricing may have on our business but expect that spot pricing and demand will remain weak through at least the second quarter of 2020.

Two customers have notified us that their contractual obligations for purchases of metallurgical coal from us may be delayed or curtailed because of COVID-19. These two customers accounted for approximately 56% of our total revenue during the three months ended March 31, 2020. Based on the current environment, we estimate that a portion of our contractual commitments for the remainder of the year could be delayed or curtailed.

In response, we have taken steps to limit our production in the near-term. Effective April 1, 2020, out of an abundance of caution and to minimize the economic impact to our business, we took the following actions:

•

We  implemented a roughly two-week operational furlough of 182 employees at the Elk Creek mining complex in West Virginia. The Elk Creek prep plant remained fully operational to process coal. Our Berwind mine and the Knox Creek prep plant remained open;

•

We temporarily reduced the salaries of certain executives, including our named executive officers, by 30% beginning April 1, 2020, and we deferred payment of cash bonuses for these individuals for an indefinite period; and

•	We reduced or deferred non-essential capital expenditures to adapt to the current market conditions.

We began to partially reopen the furloughed Elk Creek complex operations and recalled approximately one-third of our furloughed workforce during the week of April 20, 2020. We recalled all furloughed employees by May 1, 2020.

To date we have not had any significant issues with critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. Additional measures we may take could include extensions of operational furloughs and temporary salary reductions for certain executives, staffing reductions and idling or realignment of additional mines as conditions might dictate. It is not clear what the potential effects any such alterations or modifications may have on our business. The effects on our results in our second quarter and other future periods could be much more significant and cannot currently be quantified.

Results of Operations

	Three months ended March 31,
(In thousands)	2020	2019
Consolidated statement of operations data
Revenue	$41,935	$57,460
Costs and expenses
Cost of sales (exclusive of items shown separately below)	30,934	41,006
Asset retirement obligation accretion	141	128
Depreciation and amortization	5,002	4,116
Selling, general and administrative	4,717	3,960
Total costs and expenses	40,794	49,210

Operating income	1,141	8,250

Other income	1,210	298
Interest expense, net	(279)	(307)
Income before tax	2,072	8,241

Income tax expense	110	1,358

Net income	$1,962	$6,883

Adjusted EBITDA	$8,417	$13,686

Net income was $2.0 million and Adjusted EBITDA was $8.4 million in the first quarter of 2020, which were respectively 71% and 38% lower than that for the first quarter of 2019. We experienced both lower realized pricing and volumes in the 2020 period as compared with that for 2019. Negotiations for contracted volumes with North American steel producers for 2020 were substantially completed in the fall of last year. At that time, there was significant weakness in both customer demand and pricing for metallurgical coal which impacted our reported revenues for the first quarter of 2020. We experienced favorable improvements in our cash cost of sales in the first quarter of 2020 as compared with the same period of 2019 which partially offset the decline in our revenues and Adjusted EBITDA.

Development of our Berwind mining complex began in late 2017. These development efforts contributed to higher cash costs of production and higher capital expenditures during each of the periods presented above. While we expect the Berwind mine to achieve full commercial production in 2021 from two deep mine sections, these development efforts could be delayed as a result of COVID-19.

Three Months Ended March  31, 2020 Compared to Three Months Ended March  31, 2019

Revenue.  Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.  Coal sales information is summarized as follows:

	Three months ended March 31,
(In thousands)	2020	2019	Increase (Decrease)
Company Produced
Coal sales revenue	$41,935	$52,700	$(10,765)
Tons sold	416	443	(27)
Purchased from Third Parties
Coal sales revenue	$—	$4,760	$(4,760)
Tons sold	—	35	(35)

Coal sales revenue in the first quarter of 2020 was  $10.8 million or 27%  lower than in the first quarter of 2019 principally due to lower sales volumes and lower realized pricing. Overall, our revenue per ton sold (FOB mine) declined 11% from $105/ton in the three months ended March 31, 2019 to $93/ton in the three months ended March 31, 2020. We sold 416 thousand tons of metallurgical coal in the first quarter of 2020, a 13% decrease as compared with the same period of 2019.

The lower sales volumes and realized pricing in 2020 are due to reduced overall demand worldwide. The spot sales market has been affected by reduced economic activity attributable to the COVID-19 pandemic. We previously purchased coal volumes from third-parties for resale. We made no such purchases in the 2020 period as smaller producers exited local markets.

Cost of sales. Our cost of sales totaled $30.9 million for the three months ended March  31, 2020 as compared with $41.0 million for the same period in 2019.  This decrease was primarily driven by lower sales volumes and lower overall cash cost per ton sold. The cash cost per ton sold (FOB mine) for the first quarter of 2020 was $67 for our Company produced coal, compared with $68 in the first quarter of 2019.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in each of the three-month periods ended March 31, 2020 and 2019.

Depreciation and amortization. Depreciation and amortization expense for the first quarter of 2020 was $5.0 million as compared with $4.1 million for the first quarter of 2019. Increased depreciation and amortization expense resulted from our growth and expanded operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $5.0 million for the three months ended March 31, 2020 as compared with $4.0 million for the same period in 2019. We recognized $0.5 million in the first quarter of 2020 for obligations under take-or-pay arrangements with export terminals that were unused.

Other income. Other income was $1.2 million for the first quarter of 2020, as compared with $0.3 million for the first quarter of 2019. This increase was primarily due to fees for the processing of coal for a third party. We commenced processing of third party coal at our Knox Creek facility in late-fourth quarter of 2019. This processing contract was extended and expires in the third quarter of 2020.

Interest expense, net. Interest expense, net was $0.3 million in each of the three-month periods ended March 31, 2020 and 2019.

Income tax expense. The effective tax rate for the three months ended March 31, 2020 was 5%, compared to 16% for the three months ended March 31, 2019. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2020 are expected to be less than $10 thousand.

Liquidity and Capital Resources

At March 31, 2020, we had $15.3 million of cash and cash equivalents and $13.5 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first three months of 2020

Sources of cash:

•

Cash flows from operating activities were $6.4 million. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $1.7 million, primarily associated with a build-up of inventories.

•	We made net borrowings of $12.4 million principally to increase our cash position during the highly volatile and uncertain period of the first quarter caused by the COVID-19 pandemic.

Uses of cash:

•	Capital expenditures were $8.9 million for development of the Berwind mine and for infrastructure at our Elk Creek mining complex.

At March 31, 2020, we  also had $1.4 million of restricted cash balances, classified in other current assets in the consolidated balance sheets, for potential future workers’ compensation claims.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development and for ongoing operating expenses. We expect to fund our capital and liquidity requirements with cash on hand, anticipated cash flows from operations and borrowings discussed in more detail below.  We believe that current cash on hand, cash flow from operations and available liquidity under our existing credit agreements will be sufficient to meet our capital expenditure and operating plans.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe the recent actions we have taken position us well to manage our business through this crisis. We are taking further actions to manage our cash flow and improve our liquidity, including review and consideration of opportunities and strategies for further capital expenditure reductions and deferrals, additional operating expense reductions and consideration of alternative non-dilutive financing sources in addition to our existing credit facilities.

Additional factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include:

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

Indebtedness

KeyBank Credit and Security Agreement—On November 2, 2018, we entered into a Credit and Security Agreement (as amended, the “Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Revolving Credit Facility was amended on February 20, 2020 and consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain surface mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of March 31, 2020, $16.5 million was outstanding on the Revolving Credit Facility and we had remaining availability of $13.5 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $9.1 million at March 31, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of March 31, 2020, we were in compliance with all debt covenants.

SBA Paycheck Protection Program Loan—On April 20, 2020, we received proceeds from a loan in the amount of approximately $8.4 million (the “PPP Loan”) from KeyBank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We intend to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.

The PPP Loan matures on April 16, 2022 and bears interest at a rate of 1% per annum. Beginning November 17, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 17, 2022 the principal amount outstanding on the PPP Loan as of October 17, 2020. The PPP Loan is evidenced by a promissory note dated April 17, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight week period beginning on the date of loan funding. For purposes of the CARES Act, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%. See “Risk Factors— We have incurred debt under the Paycheck Protection Program in response to the COVID-19 pandemic. The federal government or private plaintiffs may challenge our determination that we meet the requirements for loans under the Paycheck Protection Program.”

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment. The equipment loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. We intend to use the proceeds from this loan for general corporate purposes including the financing of anticipated future capital expenditures.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements.

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

	Three months ended March 31,
(In thousands)	2020	2019
Reconciliation of Net Income to Adjusted EBITDA
Net income	$1,962	$6,883
Depreciation and amortization	5,002	4,116
Interest expense, net	279	307
Income taxes	110	1,358
EBITDA	7,353	12,664
Stock-based compensation	923	894
Accretion of asset retirement obligation	141	128
Adjusted EBITDA	$8,417	$13,686

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

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$41,935	$—	$41,935	$52,700	$4,760	$57,460
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(3,186)	—	(3,186)	(7,020)	(330)	(7,350)
Non-GAAP revenue (FOB mine)	$38,749	$—	$38,749	$45,680	$4,430	$50,110
Tons sold	416	—	416	443	35	478
Revenue per ton sold (FOB mine)	$93	$—	$93	$103	$127	$105

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

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$30,934	$—	$30,934	$36,911	$4,095	$41,006
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(3,186)	—	(3,186)	(6,952)	(330)	(7,282)
Non-GAAP cash cost of sales	$27,748	$—	$27,748	$29,959	$3,765	$33,724
Tons sold	416	—	416	443	35	478
Cash cost per ton sold	$67	$—	$67	$68	$108	$71

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Note 6 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report other than as described below.

The recent spread of COVID-19, or the novel coronavirus, and measures taken to mitigate the impact of the COVID-19 pandemic, are adversely affecting our business, operations and financial condition.

On December 31, 2019, a human infection originating in China was traced to a novel strain of coronavirus. The virus has subsequently spread to globally, including to the United States. On March 11, 2020, the World Health Organization declared the current COVID-19 outbreak to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. Governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. The pandemic and resulting governmental responses have caused a significant slowdown in the global economy and financial markets, and the current and anticipated economic impact of these actions have caused declines in many commodity prices, including a decline in metallurgical coal prices, and significant decline in the demand for steel. If the impacts of the coronavirus outbreak, including the accompanying travel restrictions and business closures, continue for an extended period of time or worsen, it could reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations.

Like other coal companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on our employees, customers, suppliers and other parties with whom we have business relations. For example, during April 2020, we furloughed the employees at our Elk Creek mining complex and temporarily reduced the salaries of certain executives, including our named executive officers,  by 30% beginning April 1, 2020 and we deferred payment of cash bonuses for these individuals for an indefinite period of time.  Two customers have notified us that their contractual obligations for purchases of metallurgical coal from us may be delayed or curtailed because of COVID-19. These two customers accounted for approximately 56% of our total revenue during the three months ended March 31, 2020. Based on the current environment, we estimate that a portion of our contractual commitments for the remainder of the year could be delayed or curtailed. These actions by customers may result in some disputes and could strain our relations with customers and others. If and to the extent these actions result in material modifications or cancellations of the underlying contracts, or non-renewal of contracts, our business, financial condition, cash flows and results of operations could be materially adversely affected. While the operations and maintenance of our facilities is not covered by stay-at-home and similar orders because they constitute an essential business, we continue to closely monitor developments. As the COVID-19 pandemic and government responses are rapidly evolving, the extent of the impact on domestic coal companies remains unknown. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our suppliers and other business counterparties to experience operational delays, delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and may continue to cause, milestones or deadlines relating to various projects to be missed.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities could adversely affect our operations.

We cannot predict the full impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate geographic spread of the virus, the consequences of governmental and other measures designed to prevent the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to risks associated with an increasingly concentrated customer base both domestically and globally. We derive a significant portion of our revenues from three customers, which accounted for approximately 39%, 18% and 16% of our total revenue, respectively, aggregating approximately 73% of our total revenue for the three months ended March 31, 2020. The balance due from these three customers at March 31, 2020 was approximately 69% of total accounts receivable. During the three months ended March 31, 2019 sales to three customers accounted for approximately 55% of total revenue.

Two of our three largest customers have notified us that their contractual obligations for purchases of metallurgical coal from us may be delayed or curtailed because of COVID-19. These two customers accounted for approximately 56% of our total revenue during the three months ended March 31, 2020. Based on the current environment, we estimate that a portion of our contractual commitments for the remainder of the year could be delayed or curtailed.

There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. If any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders could be adversely affected.

We have incurred debt under the Paycheck Protection Program in response to the COVID-19 pandemic. The federal government or private plaintiffs may challenge our determination that we meet the requirements for loans under the Paycheck Protection Program.

On April 20, 2020, we received loan proceeds in the amount of approximately $8.4 million under the Paycheck Protection Program (“PPP”) from KeyBank, as lender.  In order to obtain the loan, we made a certification to the SBA that the then-current economic uncertainty, including uncertainty in the capital markets, made the loan request necessary to support the ongoing operations of the Company. On April 23, 2020, the SBA issued additional guidance on eligibility for the PPP (the “FAQs”), expressing its view that a public company with substantial market value and access to capital markets will not likely be able to make the required certification in good faith.  The SBA noted that such a company should be prepared to demonstrate to the SBA the basis for such company’s certification. Further, on April 28, 2020, Treasury Secretary Mnuchin advised that all companies that have been extended PPP loans in excess of $2 million will be audited. We believe, in light of the FAQs, that we have met the required good faith certification requirements and continue to meet the eligibility requirements for a PPP loan. However, the federal government or a private plaintiff may disagree and assert otherwise.   Any such contest with the federal government or third party action as a result of the PPP loan may require us to incur significant legal, accounting and related fees.  In addition, if it was ultimately determined that the certifications we made in connection with the PPP loan were not in good faith, it may result in civil and criminal penalties, which could have a material adverse effect on our liquidity and financial condition.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 6. Exhibits

10.1

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.2

Promissory Note dated April 17, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020

10.4

First Amendment to Credit and Security Agreement, dated February 20, 2020, by and among: Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower, and lender partners and KeyBank National Association (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.5

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 27, 2020

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

RAMACO RESOURCES, INC.

May 12, 2020	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

May 12, 2020	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)