Form 10-Q
period 2020-06-30
Ramaco Resources, Inc.
filed 2020-08-06
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻    No  ⌧

As of August 6, 2020, the registrant had 42,621,869 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and other filings with the Securities and Exchange Commission (“SEC”).

Forward-looking statements may include statements about:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing for completion of major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal and/or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our expectations relating to dividend payments and our ability to make such payments; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,759	$5,532
Accounts receivable	15,801	19,256
Inventories	25,455	15,261
Prepaid expenses and other	3,160	4,274
Total current assets	54,175	44,323

Property, plant and equipment – net	183,145	178,202
Advanced coal royalties	3,832	3,271
Other	949	1,017
Total Assets	$242,101	$226,813

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$8,236	$10,663
Accrued expenses	12,752	11,740
Deferred income	1,139	—
Asset retirement obligations	702	19
Current portion of long-term debt	4,914	3,333
Other	94	656
Total current liabilities	27,837	26,411

Asset retirement obligations	14,220	14,586
Long-term debt, net	15,901	9,614
Deferred tax liability	6,635	5,265
Other long-term liabilities	975	854
Total liabilities	65,568	56,730

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 42,621,869 and 40,933,831 shares issued and outstanding, respectively	426	410
Additional paid-in capital	156,777	154,957
Retained earnings	19,330	14,716
Total stockholders' equity	176,533	170,083
Total Liabilities and Stockholders' Equity	$242,101	$226,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per share amounts	2020	2019	2020	2019
Revenue	$36,374	$65,761	$78,310	$123,221

Costs and expenses
Cost of sales (exclusive of items shown separately below)	30,134	43,219	61,069	84,225
Asset retirement obligation accretion	159	128	300	256
Depreciation and amortization	5,341	4,822	10,343	8,938
Selling, general and administrative	5,039	4,703	9,756	8,664
Total costs and expenses	40,673	52,872	81,468	102,083

Operating income (loss)	(4,299)	12,889	(3,158)	21,138

Other income	8,504	194	9,714	492
Interest expense, net	(293)	(302)	(572)	(609)
Income before tax	3,912	12,781	5,984	21,021
Income tax expense	1,260	2,168	1,370	3,525
Net income	$2,652	$10,613	$4,614	$17,496

Earnings per common share
Basic	$0.06	$0.26	$0.11	$0.43
Diluted	$0.06	$0.26	$0.11	$0.43

Basic weighted average shares outstanding	42,704	40,869	42,232	40,737
Diluted weighted average shares outstanding	42,704	40,965	42,232	40,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2020	$410	$154,957	$14,716	$170,083
Stock-based compensation	17	906	—	923
Net income	—	—	1,962	1,962
Balance at March 31, 2020	427	155,863	16,678	172,968
Restricted stock surrendered for withholding taxes payable	(1)	(192)	—	(193)
Stock-based compensation	—	1,106	—	1,106
Net income	—	—	2,652	2,652
Balance at June 30, 2020	$426	$156,777	$19,330	$176,533

Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Stock-based compensation	7	887	—	894
Net income	—	—	6,883	6,883
Balance at March 31, 2019	408	151,813	(3,335)	148,886
Stock-based compensation	1	1,059	—	1,060
Net income	—	—	10,613	10,613
Balance at June 30, 2019	$409	$152,872	$7,278	$160,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2020	2019
Cash flows from operating activities
Net income	$4,614	$17,496
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	300	256
Depreciation and amortization	10,343	8,938
Amortization of debt issuance costs	29	28
Stock-based compensation	2,029	1,954
Other income - PPP Loan	(7,305)	—
Deferred income taxes	1,370	3,429
Changes in operating assets and liabilities:
Accounts receivable	3,455	(15,370)
Prepaid expenses and other current assets	1,229	1,467
Inventories	(10,194)	(2,408)
Other assets and liabilities	(372)	67
Accounts payable	323	(4,121)
Accrued expenses	1,012	1,295
Net cash from operating activities	6,833	13,031

Cash flow from investing activities:
Purchases of property, plant and equipment	(18,019)	(19,737)

Cash flows from financing activities
Proceeds from PPP Loan	8,444	—
Proceeds from borrowings	29,443	44,300
Repayment of borrowings	(21,604)	(38,800)
Repayments of financed insurance payable	(562)	(287)
Restricted stock surrendered for withholding taxes payable	(193)	—
Net cash from financing activities	15,528	5,213

Net change in cash and cash equivalents and restricted cash	4,342	(1,493)
Cash and cash equivalents and restricted cash, beginning of period	6,865	7,380
Cash and cash equivalents and restricted cash, end of period	$11,207	$5,887

Supplemental cash flow information:
Cash paid for interest	$532	$568
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	152	5,373
Additional asset retirement obligations incurred	17	137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS

Ramaco Resources, Inc. (the “Company,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

Response to the Coronavirus Disease 2019 (COVID-19) Pandemic on Our Business— The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption during the first six months of 2020. In response to the COVID-19 pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdown and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, resulted in an increase in the U.S. unemployment rate in May of this year to 13%. Recently, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others.

The Company has been adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. Two customers have notified us that their contractual obligations for the purchase of metallurgical coal from us will be delayed or curtailed because of COVID-19. These delays or curtailments are expected to reduce our total contracted sales volumes for 2020 by up to 12%.

We are not able to estimate the impact of customer delays or curtailments of their contractual obligations or our ability to secure additional sales in spot markets. We have observed a declining demand for and reductions in the spot price of metallurgical coal as business and consumer activity decelerates across the globe. This weakness limited our ability to complete spot sales in the first and second quarters of 2020, leading to an increase in our inventories.

In response, we have taken certain actions to limit our production and reduce capital expenditures. These actions have included:

●	a two week operational furlough of 203 employees at the Elk Creek mining complex in West Virginia in April 2020;
●	temporary reductions in the salaries of certain executives, including our named executive officers, by 30% beginning April 1, 2020, and deferral of the payment of cash bonuses for 2019 performance for these individuals;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 jobs in July 2020; and
●	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

To date we have not had significant issues with any of our critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

The Company borrowed an additional $13.2 million under two promissory notes to further improve our liquidity, as further discussed in Notes 4 and 5. Securing this funding was key to limiting the employee furlough period in April 2020, retaining a greater number of employees and maintaining payroll.

We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. Additional measures we may take could include extensions of operational furloughs and temporary salary reductions for certain executives, staffing reductions and idling or realignment of additional mines as conditions might dictate. It is not clear what the potential effects any such alterations or modifications may have on our business. The impact on our results in future periods could be much more significant and cannot currently be quantified.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.4 million at June 30, 2020 and $1.3 million at December 31, 2019, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At June 30, 2020, the estimated aggregate liability for uninsured claims totaled $1.2 million. Of this, $0.9 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2019, the estimated aggregate liability for uninsured claims totaled $1.0 million including $0.7 included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Deferred Income—We account for the SBA Paycheck Protection Program Loan (“PPP Loan”) as an in-substance government grant because we expect to meet the PPP Loan eligibility criteria and have concluded that the loan represents, in substance, a grant that is expected to be forgiven. Proceeds from the PPP Loan have been initially recognized as a deferred income liability. Subsequently, we reduce this liability and recognize income on a systematic basis over the period in which the related costs for which the PPP Loan is intended are incurred. PPP Loan income is presented as other income within the consolidated statements of operations.

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

Concentrations—During the three months ended June 30, 2020, sales to four customers accounted for approximately 26%, 16%, 16% and 15% of our total revenue, respectively, aggregating approximately 73% of our total revenue. During the six months ended June 30, 2020, sales to two customers accounted for approximately 33% and 17% of our total revenue, respectively, aggregating approximately 50% of our total revenue. The balance due from these two customers at June 30, 2020 was approximately 45% of total accounts receivable. During the three and six months ended June 30, 2019, sales to four customers accounted for approximately 55% of total revenue in each period.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Plant and equipment	$154,337	$142,773
Construction in process	6,650	11,986
Capitalized mine development cost	67,831	58,773
Less: accumulated depreciation and amortization	(45,673)	(35,330)
Total property, plant and equipment, net	$183,145	$178,202

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $14.8 million as of June 30, 2020 and $12.7 million as of December 31, 2019.

Depreciation and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Depreciation of plant and equipment	$4,240	$3,416	$8,415	$6,436
Amortization of capitalized
mine development costs	1,101	1,406	1,928	2,502
Total depreciation and amortization	$5,341	$4,822	$10,343	$8,938

NOTE 4—DEBT

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended, the “Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Revolving Credit Facility was amended on February 20, 2020 and consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of June 30, 2020, $8.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $22.0 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $8.3 million at June 30, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of June 30, 2020, we were in compliance with all debt covenants.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Financing Loan”). The loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the loan within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Financing Loan was $4.5 million at June 30, 2020.

NOTE 5—SBA PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020, we received proceeds from the PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We are using all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

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

 All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the U.S. Small Business Administration (“SBA”) upon documentation of expenditures in accordance with the SBA requirements and application by the Company. Under the CARES Act and subsequently enacted Paycheck Protection Flexibility Act of 2020, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either the eight week period or 24-week period beginning on the date of loan funding. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%.

During the period from loan funding through June 30, 2020, we used the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments totaling approximately $7.3 million. We anticipate that this amount will be forgiven from the PPP Loan principal, together with accrued interest thereon. Accordingly, we have recognized this amount as other income in the consolidated statement of operations for the three months ended June 30, 2020.

The PPP Loan, net of the amount recognized in other income, is presented as deferred income within the consolidated balance sheet and totaled approximately $1.1 million as of June 30, 2020. We anticipate that we will incur eligible expenditures during 2020 exceeding this remaining amount of deferred income resulting in full forgiveness of the PPP Loan and accrued interest thereon.

NOTE 6—EQUITY

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At June 30, 2020, 3.3 million shares were available under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were not in-the-money at June 30, 2020.

We grant shares of restricted stock to certain senior executives, key employees and directors. The shares vest over up to four years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there was $7.8 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 2.4 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,628,241	$6.32
Granted	1,763,172	3.04
Vested	(419,844)	6.17
Forfeited	—	—
Outstanding at June 30, 2020	2,971,569	$4.40

NOTE 7—COMMITMENTS AND CONTINGENCIES

Surety Bonds—As of June 30, 2020, we had total reclamation bonding requirements of $15.1 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. As of June 30, 2020, contingent liabilities under these take-or-pay arrangements expiring March 31, 2021 totaled $4.1 million. The level of these take or pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

Litigation—From time to time, the Company may be subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and reactivated the two remaining silos, which restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy.  Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc.  Currently, the case is in the discovery phase and is scheduled for trial beginning December 8, 2020, in Charleston, WV.

NOTE 8—REVENUE

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Coal Sales
Domestic revenues	$20,686	$39,544	$51,218	$76,116
Export revenues	15,688	26,217	27,092	47,105
Total revenues	$36,374	$65,761	$78,310	$123,221

As of June 30, 2020, we had outstanding performance obligations for the remainder of 2020 of approximately 0.8 million tons for contracts with fixed sales prices averaging $93/ton and 0.1 million tons for contracts with index-based pricing mechanisms. Of the 0.8 million tons, 0.2 million at $91/ton may not ship in 2020 due to material adverse change and force majeure notices we have received to date. We intend to work with our customers in order to preserve the value of these contracts, while taking into account the challenges of operating in the midst of a global pandemic. We cannot be certain whether additional volumes may be delayed or curtailed due to COVID-19.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. We used a discrete effective tax rate to calculate taxes for the three and six months ended June 30, 2020 since small changes in estimated income would result in significant changes in the estimated annual effective income tax rate.

During the three months ended June 30, 2020, we recognized $0.4 million of tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the three and six months ended June 30, 2020, excluding this discrete item, was 21% and 16%, respectively. Our effective tax rate for the three and six months ended June 30, 2019 was 17% each period. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense under U.S. GAAP and federal income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income	$2,652	$10,613	$4,614	$17,496
Denominator
Weighted average shares used to compute basic EPS	42,704	40,869	42,232	40,737
Dilutive effect of share-based awards	—	96	—	73
Weighted average shares used to compute diluted EPS	42,704	40,965	42,232	40,810

Earnings per share
Basic	$0.06	$0.26	$0.11	$0.43
Diluted	$0.06	$0.26	$0.11	$0.43

Diluted EPS in each of the three and six months ended June 30, 2020 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Production royalty payables totaling $0.3 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in the three and six months ended June 30, 2020 totaled $1.1 million and $2.3 million, respectively. In the three and six month ended June 30, 2019, royalties paid to Ramaco Coal, LLC totaled $1.5 million and $5.3 million, respectively.

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

Overview

Our primary source of revenue is the sale of metallurgical coal. As of December 31, 2019, we had a 265-million-ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. We are currently mining in four underground mines, one surface mine and with one highwall miner at our two complexes. Our plan is to complete development of our existing properties and grow production to more than 4-4.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

Our results for the second quarter of 2020 were impacted by the severe global economic slowdown stemming from the novel coronavirus disease 2019 (“COVID-19”) outbreak. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption during the first six months of 2020. In response to the COVID-19 pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdown and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, resulted in an increase in the U.S. unemployment rate in May of this year to 13%. Recently, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others.

The Company has been adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. Two customers have notified us that their contractual obligations for the purchase of metallurgical coal from us will be delayed or curtailed because of COVID-19. These delays or curtailments are expected to reduce our total contracted sales volumes for 2020 by up to 12%.

We are not able to estimate the impact of customer delays or curtailments of their contractual obligations or our ability to secure additional sales in spot markets. We have observed a declining demand for and reductions in the spot price of metallurgical coal as business and consumer activity decelerates across the globe. This weakness limited our ability to complete spot sales in the first and second quarters of 2020, leading to an increase in our inventories.

In response, we have taken certain actions to limit our production and reduce capital expenditures. These actions have included:

●	a two week operational furlough of 203 employees at the Elk Creek mining complex in West Virginia in April 2020;

●	temporary reductions in the salaries of certain executives, including our named executive officers, by 30% beginning April 1, 2020, and deferral of the payment of cash bonuses for 2019 performance for these individuals;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 jobs in July 2020; and
●	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

To date we have not had significant issues with any of our critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

The Company borrowed an additional $13.2 million under two promissory notes to further improve our liquidity. Securing this funding was key to limiting the employee furlough period in April 2020, retaining a greater number of employees and maintaining payroll.

We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. Additional measures we may take could include extensions of operational furloughs and temporary salary reductions for certain executives, staffing reductions and idling or realignment of additional mines as conditions might dictate. It is not clear what the potential effects any such alterations or modifications may have on our business. The impact on our results in future periods could be much more significant and cannot currently be quantified.

As of June 30, 2020, we had outstanding performance obligations for the remainder of 2020 of approximately 0.8 million tons for contracts with fixed sales prices averaging $93/ton and 0.1 million tons for contracts with index-based pricing mechanisms. Of the 0.8 million tons, 0.2 million at $91/ton may not ship in 2020 due to the material adverse change and force majeure notices we have received to date. We intend to work with our customers in order to preserve the value of these contracts, while taking into account the challenges of both sides of operating in the middle of a global pandemic.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Consolidated statement of operations data
Revenue	$36,374	$65,761	$78,310	$123,221
Costs and expenses
Cost of sales (exclusive of items shown separately below)	30,134	43,219	61,069	84,225
Asset retirement obligation accretion	159	128	300	256
Depreciation and amortization	5,341	4,822	10,343	8,938
Selling, general and administrative	5,039	4,703	9,756	8,664
Total costs and expenses	40,673	52,872	81,468	102,083

Operating income (loss)	(4,299)	12,889	(3,158)	21,138

Other income	8,504	194	9,714	492
Interest expense, net	(293)	(302)	(572)	(609)
Income before tax	3,912	12,781	5,984	21,021

Income tax expense	1,260	2,168	1,370	3,525

Net income	$2,652	$10,613	$4,614	$17,496

Adjusted EBITDA	$10,811	$19,093	$19,228	$32,778

Net income was $2.7 million and Adjusted EBITDA was $10.8 million in the second quarter of 2020, which were respectively 75% and 43% lower than that for the second quarter of 2019. We experienced both lower realized pricing and volumes in the 2020 period as compared with that for 2019. Negotiations for contracted volumes with North American steel producers for 2020 were substantially completed in the fall of last year. At that time, there was significant weakness in both customer demand and pricing for metallurgical coal which impacted our reported revenues for the first six months of 2020. Continued weakness in demand for metallurgical coal has limited spot market activity in 2020 as business and consumer activity decelerates across the globe.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Three months ended June 30,
(In thousands)	2020	2019	Increase (Decrease)
Company Produced
Coal sales revenue	$36,374	$62,516	$(26,142)
Tons sold	362	499	(137)
Purchased from Third Parties
Coal sales revenue	$—	$3,245	$(3,245)
Tons sold	—	26	(26)

Coal sales revenue in the second quarter of 2020 was $36.4 million, 42% lower than in the second quarter of 2019 principally due to lower sales volumes and lower realized pricing. Revenue per ton sold (FOB mine) declined 22% from $116/ton in the second quarter of 2019 to $91/ton in the second quarter of 2020. We sold 362 thousand tons of metallurgical coal in the second quarter of 2020, a 31% decrease as compared with the same period of 2019.

The lower sales volumes and realized pricing in 2020 are due to reduced overall demand for metallurgical coal worldwide. The spot sales market has been affected by reduced economic activity attributable to the COVID-19 pandemic. We previously purchased coal volumes from third-parties for resale. We have made no such purchases in 2020 as smaller producers exited local markets.

Cost of sales. Our cost of sales totaled $30.1 million for the three months ended June 30, 2020 as compared with $43.2 million for the same period in 2019. This decrease was driven by lower sales volumes. The cash cost per ton sold (FOB mine) for the second quarter of 2020 was $74, compared with $73 in the second quarter of 2019.

Asset retirement obligation accretion. Asset retirement obligation accretion was about the same in each of the three-month periods ended June 30, 2020 and 2019.

Depreciation and amortization. Depreciation and amortization expense for the second quarter of 2020 was $5.3 million as compared with $4.8 million for the second quarter of 2019. Increased depreciation and amortization expense resulted from our expanded mining operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $5.0 million for the three months ended June 30, 2020 as compared with $4.7 million for the same period in 2019. The increase is due in part to the expansion of our internal sales team during 2020, as well as higher legal fees.

Other income. Other income was $8.5 million for the second quarter of 2020, as compared with $0.2 million for the second quarter of 2019. We recognized $7.3 million of other income for the three months ended June 30, 2020 for the anticipated forgiveness of the PPP Loan based on our usage of loan proceeds for eligible payroll expenses, lease, interest and utility payments.

The PPP Loan, net of the amount recognized in other income, is presented as deferred income within the consolidated balance sheet and totaled $1.1 million as of June 30, 2020. We anticipate that we will incur eligible expenditures during 2020 exceeding this remaining amount of deferred income resulting in full forgiveness of the PPP Loan and accrued interest thereon

Other income also includes fees for the processing of coal for a third party. We commenced processing of third party coal at our Knox Creek facility in late-fourth quarter of 2019. This processing contract was extended and expires in the third quarter of 2020.

Interest expense, net. Interest expense, net was $0.3 million in each of the three-month periods ended June 30, 2020 and 2019.

Income tax expense. During the three months ended June 30, 2020, we recognized $0.4 million of tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the three months ended June 30, 2020, excluding this discrete item, was 21%. The effective tax rate for the three months ended June 30, 2019 was 17%. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2020 are expected to be less than $10 thousand.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Six months ended June 30,
(In thousands)	2020	2019	Increase (Decrease)
Company Produced
Coal sales revenue	$78,310	$115,216	$(36,906)
Tons sold	778	942	(164)
Purchased from Third Parties
Coal sales revenue	$—	$8,005	$(8,005)
Tons sold	—	61	(61)

Coal sales revenue in the six months ended June 30, 2020 was $78.3 million, 32% lower than in the same period of 2019 principally due to lower sales volumes and lower realized pricing. Revenue per ton sold (FOB mine) declined 17% from $111/ton in the six months ended June 30, 2019 to $92/ton in the six months ended June 30, 2020. We sold 778 thousand tons of metallurgical coal in the first six months of 2020, a 22% decrease as compared with the same period of 2019.

The lower sales volumes and realized pricing in 2020 are due to reduced overall demand for metallurgical coal worldwide. The spot sales market has been affected by reduced economic activity attributable to the COVID-19 pandemic. We previously purchased coal volumes from third-parties for resale. We made no such purchases in the 2020 period as smaller producers exited local markets.

Cost of sales. Our cost of sales totaled $61.1 million for the six months ended June 30, 2020 as compared with $84.2 million for the same period in 2019. This decrease was primarily driven by lower sales volumes. The cash cost per ton sold (FOB mine) for the first six months of 2020 was $70, compared with $72 in the first six months of 2019.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.3 million in each of the six-month periods ended June 30, 2020 and 2019.

Depreciation and amortization. Depreciation and amortization expense for the first six months of 2020 was $10.3 million as compared with $8.9 million for the same period of 2019. Increased depreciation and amortization expense resulted from our expanded mining operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $9.8 million for the six months ended June 30, 2020 as compared with $8.7 million for the same period in 2019. We recognized $0.5 million in 2020 for obligations under take-or-pay arrangements with an export terminal that was unused.

Other income. Other income was $9.7 million for the six months ended June 30, 2020, as compared with $0.5 million for the same period of 2019. We recognized $7.3 million of other income during 2020 for the anticipated forgiveness of the PPP Loan based on our usage of loan proceeds for eligible payroll expenses, lease, interest and utility payments.

The PPP Loan, net of the amount recognized in other income, is presented as deferred income within the consolidated balance sheets and totaled $1.1 million as of June 30, 2020. We anticipate that we will incur eligible expenditures during 2020 exceeding this remaining amount of deferred income resulting in full forgiveness of the PPP Loan and accrued interest thereon.

Other income also includes fees for the processing of coal for a third party. We commenced processing of third party coal at our Knox Creek facility in late-fourth quarter of 2019. This processing contract was extended and expires in the third quarter of 2020.

Interest expense, net. Interest expense, net was $0.6 million in each of the six-month periods ended June 30, 2020 and 2019.

Income tax expense. During the six months ended June 30, 2020, we recognized $0.4 million of tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the six months ended June 30, 2020, excluding this discrete item, was 16%. The effective tax rate for the six months ended June 30, 2019 was 17%. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2020 are expected to be less than $10 thousand.

Liquidity and Capital Resources

At June 30, 2020, we had $9.8 million of cash and cash equivalents and $22.0 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first six months of 2020

Sources of cash:

●	Cash flows from operating activities were $6.8 million. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $4.5 million, primarily associated with a build-up of inventories.
●	We made net borrowings of $16.3 million principally to increase our cash position during the highly volatile and uncertain period caused by the COVID-19 pandemic and to fund capital expenditures.

Uses of cash:

●	Capital expenditures were $18.0 million principally for development of the Berwind mine and for infrastructure at our Elk Creek mining complex.

At June 30, 2020, we also had $1.4 million of restricted cash balances, classified in other current assets in the consolidated balance sheets, for potential future workers’ compensation claims.

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

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe the recent actions we have taken position us well to manage our business through this crisis. We are taking further actions to manage our cash flow and improve our liquidity, including review and consideration of opportunities and strategies for further capital expenditure reductions and deferrals, additional operating expense reductions and consideration of alternative non-dilutive financing sources in addition to our existing credit facilities.

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

Indebtedness

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended, the “Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Revolving Credit Facility was amended on February 20, 2020 and consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of June 30, 2020, $8.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $22.0 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $8.3 million at June 30, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of June 30, 2020, we were in compliance with all debt covenants.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment. The equipment loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Financing Loan was $4.5 million at June 30, 2020.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from a PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We are using all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

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

All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the U.S. Small Business Administration (“SBA”) upon documentation of expenditures in accordance with the SBA requirements and application by the Company. Under the CARES Act and subsequently enacted Paycheck Protection Flexibility Act of 2020, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either the eight week period or 24-week period beginning on the date of loan funding. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%.

During the period from loan funding through June 30, 2020, we used the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments totaling approximately $7.3 million. We anticipate that this amount will be forgiven from the PPP Loan principal, together with accrued interest thereon. Accordingly, we have recognized this amount as other income in the consolidated statement of operations for the three months ended June 30, 2020.

The PPP Loan, net of the amount recognized in other income, is presented as deferred income within the consolidated balance sheet and totaled approximately $1.1 million as of June 30, 2020. We anticipate that we will incur eligible expenditures during 2020 exceeding this remaining amount of deferred income resulting in full forgiveness of the PPP Loan and accrued interest thereon.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Reconciliation of Net Income to Adjusted EBITDA
Net income	$2,652	$10,613	$4,614	$17,496
Depreciation and amortization	5,341	4,822	10,343	8,938
Interest expense, net	293	302	572	609
Income taxes	1,260	2,168	1,370	3,525
EBITDA	9,546	17,905	16,899	30,568
Stock-based compensation	1,106	1,060	2,029	1,954
Accretion of asset retirement obligation	159	128	300	256
Adjusted EBITDA	$10,811	$19,093	$19,228	$32,778

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

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$36,374	$—	$36,374	$62,516	$3,245	$65,761
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(3,454)	—	(3,454)	(4,695)	(42)	(4,737)
Non-GAAP revenue (FOB mine)	$32,920	$—	$32,920	$57,821	$3,203	$61,024
Tons sold	362	—	362	499	26	525
Revenue per ton sold (FOB mine)	$91	$—	$91	$116	$124	$116

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$78,310	$—	$78,310	$115,216	$8,005	$123,221
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(6,560)	—	(6,560)	(11,715)	(372)	(12,087)
Non-GAAP revenue (FOB mine)	$71,750	$—	$71,750	$103,501	$7,633	$111,134
Tons sold	778	—	778	942	61	1,003
Revenue per ton sold (FOB mine)	$92	$—	$92	$110	$126	$111

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

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$30,134	$—	$30,134	$40,003	$3,216	$43,219
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(3,181)	—	(3,181)	(4,694)	(43)	(4,737)
Non-GAAP cash cost of sales	$26,953	$—	$26,953	$35,309	$3,173	$38,482
Tons sold	362	—	362	499	26	525
Cash cost per ton sold	$74	$—	$74	$71	$123	$73

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$61,069	$—	$61,069	$76,915	$7,310	$84,225
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(6,307)	—	(6,307)	(11,647)	(372)	(12,019)
Non-GAAP cash cost of sales	$54,762	$—	$54,762	$65,268	$6,938	$72,206
Tons sold	778	—	778	942	61	1,003
Cash cost per ton sold	$70	$—	$70	$69	$114	$72

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during the first six months of 2020. In response to the COVID-19 pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdown and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, resulted in a nearly 10% increase in the U.S. unemployment rate by May of this year. Recently, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others.

These social and governmental responses have caused a significant slowdown in the global economy and financial markets, and the current and anticipated economic impact of these actions has caused declines in many commodity prices, including a decline in metallurgical coal prices, and significant decline in the demand for steel. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Like other coal companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on our employees, customers, suppliers and other parties with whom we have business relations. Our actions have included:

•	a two week operational furlough of 203 employees at the Elk Creek mining complex in West Virginia in April 2020;
•	temporary reductions in the salaries of certain executives, including our named executive officers, by 30% beginning April 1, 2020, and deferral of the payment of cash bonuses for 2019 performance for these individuals;
•	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 jobs in July 2020; and
•	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

Two customers have declared a material adverse change or force majeure under their contracts with us and reduced or delayed their planned volumes of purchases of metallurgical coal from us because of COVID-19. These delays or curtailments are expected to affect up to 12% of our total contracted sales volumes for 2020. We are not able to estimate the impact of customer delays or curtailments of their contractual obligations or our ability to secure additional sales in spot markets. These actions by customers may result in some disputes and could strain our relations with customers and others. If and to the extent these actions result in material modifications or cancellations of the underlying contracts, or non-renewal of contracts, our business, financial condition, cash flows and results of operations could be materially adversely affected.

While the operations and maintenance of our facilities was not covered by previous stay-at-home and similar orders because they constitute an essential business, we continue to closely monitor developments. As the COVID-19 pandemic and government responses are rapidly evolving, the extent of the impact on domestic coal companies remains unknown. There is considerable uncertainty regarding the extent and duration of governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, stay-at-home orders and business and government shutdowns. Restrictions of this nature have caused, and likely will continue to cause, us, our suppliers and other business counterparties to experience operational delays and delays in the delivery of materials and supplies that are sourced from around the globe, and have caused, and likely will continue to cause, milestones or deadlines relating to various projects to be missed. We have also modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our facilities could adversely affect our operations.

We cannot predict the full impact that COVID-19 will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the consequences of governmental and other measures designed to slow the spread of the virus, the development of effective treatments, the duration of the outbreak, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to risks associated with an increasingly concentrated customer base both domestically and globally. We derive a significant portion of our revenues from two customers, which accounted for approximately 33% and 17% of our total revenue, respectively, aggregating approximately 50% of our total revenue for the six months ended June 30, 2020. The balance due from these customers at June 30, 2020 was approximately 45% of total accounts receivable.

These customers have notified us that their contractual obligations for purchases of metallurgical coal from us will be delayed or curtailed because of COVID-19. These delays or curtailments are expected to reduce our total contracted sales volumes for 2020 by up to 12%. Based on the current environment, we estimate that a portion of our contractual commitments for the remainder of the year could be delayed or curtailed.

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

The SBA continues to develop and issue new and updated guidance regarding the PPP loans application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. While we believe we have used loan proceeds for qualifying expenses, given the evolving nature of the guidance, it is possible that future changes in the rules and regulations regarding PPP loans, or the SBA’s interpretation thereof, could affect whether the PPP loan is ultimately forgiven.

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

RAMACO RESOURCES, INC.

August 6, 2020	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

August 6, 2020	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)