Form 10-Q
period 2020-09-30
Ramaco Resources, Inc.
filed 2020-11-03
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻    No  ⌧

As of November 2, 2020, the registrant had 42,716,901 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing for completion of major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal and/or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, including as a result of the November election, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	our expectations relating to dividend payments and our ability to make such payments; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per-share amounts	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$6,360	$5,532
Accounts receivable	21,286	19,256
Inventories	23,288	15,261
Prepaid expenses and other	3,789	4,274
Total current assets	54,723	44,323

Property, plant and equipment – net	181,019	178,202
Advanced coal royalties	4,605	3,271
Other	965	1,017
Total Assets	$241,312	$226,813

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$11,803	$10,663
Accrued expenses	9,325	11,740
Asset retirement obligations	1,044	19
Current portion of long-term debt	4,914	3,333
Other	—	656
Total current liabilities	27,086	26,411

Asset retirement obligations	14,147	14,586
Long-term debt, net	21,022	9,614
Deferred tax liability	5,228	5,265
Other long-term liabilities	982	854
Total liabilities	68,465	56,730

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 42,716,901 and 40,933,831 shares issued and outstanding, respectively	427	410
Additional paid-in capital	157,866	154,957
Retained earnings	14,554	14,716
Total stockholders' equity	172,847	170,083
Total Liabilities and Stockholders' Equity	$241,312	$226,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per-share amounts	2020	2019	2020	2019

Revenue	$39,459	$61,380	$117,769	$184,601

Costs and expenses
Cost of sales (exclusive of items shown separately below)	35,689	44,983	96,758	129,208
Asset retirement obligation accretion	128	128	428	383
Depreciation and amortization	5,258	5,353	15,601	14,291
Selling, general and administrative	5,966	4,464	15,723	13,127
Total costs and expenses	47,041	54,928	128,510	157,009

Operating income (loss)	(7,582)	6,452	(10,741)	27,592

Other income	1,743	573	11,456	1,063
Interest expense, net	(344)	(342)	(915)	(951)
Income (loss) before tax	(6,183)	6,683	(200)	27,704
Income tax expense (benefit)	(1,407)	1,133	(38)	4,658
Net income (loss)	$(4,776)	$5,550	$(162)	$23,046

Earnings (loss) per common share
Basic	$(0.11)	$0.14	$—	$0.56
Diluted	$(0.11)	$0.14	$—	$0.56

Basic weighted average shares outstanding	42,647	40,936	42,373	40,804
Diluted weighted average shares outstanding	42,647	40,936	42,373	40,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2020	$410	$154,957	$14,716	$170,083
Stock-based compensation	17	906	—	923
Net income	—	—	1,962	1,962
Balance at March 31, 2020	427	155,863	16,678	172,968
Restricted stock surrendered for withholding taxes payable	(1)	(192)	—	(193)
Stock-based compensation	—	1,106	—	1,106
Net income	—	—	2,652	2,652
Balance at June 30, 2020	426	156,777	19,330	176,533
Stock-based compensation	1	1,089	—	1,090
Net income (loss)	—	—	(4,776)	(4,776)
Balance at September 30, 2020	$427	$157,866	$14,554	$172,847

Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Stock-based compensation	7	887	—	894
Net income	—	—	6,883	6,883
Balance at March 31, 2019	408	151,813	(3,335)	148,886
Stock-based compensation	1	1,059	—	1,060
Net income	—	—	10,613	10,613
Balance at June 30, 2019	409	152,872	7,278	160,559
Stock-based compensation	—	1,104	—	1,104
Net income	—	—	5,550	5,550
Balance at September 30, 2019	$409	$153,976	$12,828	$167,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2020	2019
Cash flows from operating activities
Net income (loss)	$(162)	$23,046
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	428	383
Depreciation and amortization	15,601	14,291
Amortization of debt issuance costs	43	43
Stock-based compensation	3,119	3,058
Other income - PPP Loan	(8,444)	—
Deferred income taxes	(37)	4,561
Changes in operating assets and liabilities:
Accounts receivable	(2,030)	(19,325)
Prepaid expenses and other current assets	630	625
Inventories	(8,027)	1,541
Other assets and liabilities	(1,154)	429
Accounts payable	3,409	(5,291)
Accrued expenses	(2,429)	3,062
Net cash from operating activities	947	26,423

Cash flow from investing activities:
Purchases of property, plant and equipment	(20,515)	(34,043)

Cash flows from financing activities
Proceeds from PPP Loan	8,444	—
Proceeds from borrowings	45,543	58,050
Repayment of borrowings	(32,597)	(50,801)
Repayments of financed insurance payable	(656)	(287)
Restricted stock surrendered for withholding taxes payable	(193)	—
Net cash from financing activities	20,541	6,962

Net change in cash and cash equivalents and restricted cash	973	(658)
Cash and cash equivalents and restricted cash, beginning of period	6,865	7,380
Cash and cash equivalents and restricted cash, end of period	$7,838	$6,722

Supplemental cash flow information:
Cash paid for interest	$820	$821
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	633	4,068
Additional asset retirement obligations incurred	172	239

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

Response to the Coronavirus Disease 2019 (COVID-19) Pandemic on Our Business— The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption during the first nine months of 2020. In response to the COVID-19 pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdowns, restrictions on public gatherings and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, resulted in an increase in the U.S. unemployment rate to more than 10% and a significant worldwide economic slowdown. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider imposing more severe restrictions on business and social activities. In the event governments impose such restrictions, the re-opening of the economy may be further curtailed.

The Company has been adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. Two customers have notified us that their contractual obligations for the purchase of metallurgical coal from us will be delayed or curtailed because of COVID-19. These delays or curtailments are expected to reduce our total contracted sales volumes for 2020 by up to 10%.

We are not able to estimate the impact of customer delays or curtailments of their contractual obligations or our ability to secure additional sales in spot markets. Since the initial outbreak of COVID-19, we have observed a declining demand for and reductions in the spot price of metallurgical coal as business and consumer activity decelerated across the globe. This weakness limited our ability to complete spot sales in the first nine months of 2020, leading to an increase in our inventories.

In response, we have taken certain actions to limit our production and reduce capital expenditures. These actions have included:

●	an operational furlough of approximately 182 employees at the Elk Creek mining complex in West Virginia for most of the month of April 2020;
●	a one week operational furlough of approximately 157 employees at the Elk Creek mining complex in July 2020;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 jobs effective in July 2020; and
●	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

To date we have not had significant issues with any of our critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

The Company borrowed an additional $13.2 million under two promissory notes to further improve our liquidity, as further discussed in Notes 4 and 5. Securing this funding was key to limiting employee furloughs, retaining a greater number of employees and maintaining payroll. The Company had approximately $14.3 million available under its Revolving Credit Facility at September 30, 2020.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.5 million at September 30, 2020 and $1.3 million at December 31, 2019, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At September 30, 2020, the estimated aggregate liability for uninsured claims totaled $1.2 million. Of this, $0.9 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2019, the estimated aggregate liability for uninsured claims totaled $1.0 million including $0.7 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Deferred Income—We account for the SBA Paycheck Protection Program Loan (“PPP Loan”) as an in-substance government grant because we expect to meet the PPP Loan eligibility criteria and have concluded that the loan represents, in substance, a grant that is expected to be forgiven. Proceeds from the PPP Loan were initially recognized as a deferred income liability. Subsequently, we reduced this liability and recognized income on a systematic basis over the period in which the related costs for which the PPP Loan was intended were incurred. PPP Loan income is presented as other income within the consolidated statements of operations.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and indebtedness. The fair values of these instruments approximate their carrying amounts at each reporting date.

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

Concentrations—During the three months ended September 30, 2020, sales to four customers accounted for approximately 24%, 20%, 20% and 14% of our total revenue, respectively, aggregating to approximately 78% of our total revenue. During the nine months ended September 30, 2020, sales to three customers accounted for approximately 28%, 14% and 12% of our total revenue, respectively, aggregating to approximately 54% of our total revenue. The balance due from these three customers at September 30, 2020 was approximately 66% of total accounts receivable. During the three and nine months ended September 30, 2019, sales to three customers accounted for approximately 58% and 49% of total revenue, respectively.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Plant and equipment	$154,655	$142,773
Construction in process	6,882	11,986
Capitalized mine development costs	70,413	58,773
Less: accumulated depreciation and amortization	(50,931)	(35,330)
Total property, plant and equipment, net	$181,019	$178,202

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $14.7 million as of September 30, 2020 and $12.7 million as of December 31, 2019.

Depreciation and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Depreciation of plant and equipment	$4,326	$3,706	$12,740	$10,142
Amortization of capitalized
mine development costs	932	1,647	2,861	4,149
Total depreciation and amortization	$5,258	$5,353	$15,601	$14,291

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of September 30, 2020, $14.3 million was outstanding on the Revolving Credit Facility and we had remaining availability of $14.3 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $7.5 million at September 30, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of September 30, 2020, we were in compliance with all debt covenants.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Financing Loan”). The loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the loan within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Financing Loan was $4.1 million at September 30, 2020.

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

The PPP Loan matures on April 16, 2022 and bears interest at a rate of 1% per annum. Pursuant to the subsequently enacted Paycheck Protection Flexibility Act of 2020, we are permitted to defer required monthly payments of principal and interest until such time as an approval or denial of foregiveness is received from the U.S. Small Business Administration (“SBA”) .

The PPP Loan is evidenced by a promissory note dated April 17, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

 All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the SBA upon documentation of expenditures in accordance with the SBA requirements and proper application by the Company. Under the CARES Act and Paycheck Protection Flexibility Act of 2020, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either the eight week period or 24-week period beginning on the date of loan funding. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness could be reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%.

During the period from loan funding through September 30, 2020, we used the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments totaling approximately $8.4 million. We anticipate that the full amount of the PPP Loan principal, together with accrued interest thereon, will be forgiven. Accordingly, we have recognized $1.1 million and $7.3 million as other income in the consolidated statement of operations for the three and nine months ended September 30, 2020, respectively.

NOTE 6—EQUITY

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At September 30, 2020, 3.2 million shares were available under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were not in-the-money at September 30, 2020.

We grant shares of restricted stock to certain senior executives, key employees and directors. The shares vest over up to four years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.1 million and $3.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there was $7.0 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 2.1 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,628,241	$6.32
Granted	1,867,477	3.05
Vested	(427,315)	6.16
Forfeited	(9,273)	3.49
Outstanding at September 30, 2020	3,059,130	4.36

NOTE 7—COMMITMENTS AND CONTINGENCIES

Surety Bonds—As of September 30, 2020, we had total reclamation bonding requirements of $14.9 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. As of September 30, 2020, contingent liabilities under these take-or-pay arrangements expiring March 31, 2021 totaled $2.4 million. The level of these take or pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

Litigation—From time to time, the Company may be subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and reactivated the two remaining silos, which restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy.  Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc.  Currently, the case is scheduled for trial beginning December 8, 2020, in Charleston, WV.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Coal Sales
Domestic revenues	$13,546	$50,382	$64,764	$126,498
Export revenues	25,913	10,998	53,005	58,103
Total revenues	$39,459	$61,380	$117,769	$184,601

As of September 30, 2020, we had outstanding performance obligations for the remainder of 2020 of approximately 0.6 million tons for contracts with fixed sales prices averaging $88/ton and 0.2 million tons for contracts with index-based pricing mechanisms. Of the 0.6 million tons, 0.2 million at $91/ton may not ship in 2020 due to material adverse change and force majeure notices we have received to date. We intend to work with our customers in order to mitigate the impacts of these reductions and preserve the value of these contracts as much as possible, while taking into account the challenges of operating in the midst of a global pandemic. We cannot be certain whether additional volumes may be delayed or curtailed due to COVID-19.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. We used a discrete effective tax rate to calculate taxes for the three and nine months ended September 30, 2020 since small changes in estimated income would result in significant changes in the estimated annual effective income tax rate.

During the nine months ended September 30, 2020, we recognized $0.4 million of tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the three and nine months ended September 30, 2020 was approximately 23% and approximately 19%, respectively. Our effective tax rate for the three and nine months ended September 30, 2019 was approximately 17% each period. The primary difference from the federal statutory rate of 21% each period is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income (loss)	$(4,776)	$5,550	$(162)	$23,046
Denominator
Weighted average shares used to compute basic EPS	42,647	40,936	42,373	40,804
Dilutive effect of share-based awards	—	—	—	—
Weighted average shares used to compute diluted EPS	42,647	40,936	42,373	40,804

Earnings (loss) per share
Basic	$(0.11)	$0.14	$(0.00)	$0.56
Diluted	$(0.11)	$0.14	$(0.00)	$0.56

Diluted EPS in each of the three and nine months ended September 30, 2020 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Production royalty payables totaling $0.4 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in the three and nine months ended September 30, 2020 totaled $1.0 million and $3.3 million, respectively. In the three and nine months ended September 30, 2019, royalties paid to Ramaco Coal, LLC totaled $2.1 million and $7.4 million, respectively.

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

Our results for the third quarter of 2020 were impacted by the on-going severe global economic slowdown stemming from the novel coronavirus disease 2019 (“COVID-19”) outbreak. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption during the first nine months of 2020. In response to the COVID-19 pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdowns, restrictions on public gatherings and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, resulted in an increase in the U.S. unemployment rate to more than 10% and a significant worldwide economic slowdown. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider imposing more severe restrictions on business and social activities. In the event governments impose such restrictions, the re-opening of the economy may be further curtailed.

The Company has been adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. Two customers have notified us that their contractual obligations for the purchase of metallurgical coal from us will be delayed or curtailed because of COVID-19. These delays or curtailments are expected to reduce our total contracted sales volumes for 2020 by up to 10% or almost 200,000 tons.

We are not able to estimate the impact of customer delays or curtailments of their contractual obligations or our ability to secure additional sales in spot markets. Since the initial outbreak of COVID-19, we have observed a declining demand for and reductions in the spot price of metallurgical coal as business and consumer activity decelerated across the globe. This weakness limited our ability to complete spot sales in the first nine months of 2020, leading to an increase in our inventories.

In response, we have taken certain actions to limit our production and reduce capital expenditures. These actions have included:

●	an operational furlough of approximately 182 employees at the Elk Creek mining complex in West Virginia for most of the month of April 2020;
●	a one week operational furlough of approximately 157 employees at the Elk Creek mining complex in July 2020;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 jobs effective in July 2020; and
●	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

To date we have not had significant issues with any of our critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

The Company borrowed an additional $13.2 million under two promissory notes to further improve our liquidity. Securing this funding was key to limiting the employee furloughs, retaining a greater number of employees and maintaining payroll.

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

As of September 30, 2020, we had outstanding performance obligations for the remainder of 2020 of approximately 0.6 million tons for contracts with fixed sales prices averaging $88/ton and 0.2 million tons for contracts with index-based pricing mechanisms. Of the 0.6 million tons, 0.2 million at $91/ton may not ship in 2020 due to the material adverse change and force majeure notices we have received to date. We intend to work with our customers in order to mitigate the impacts of these reductions and preserve the value of these contracts as much as possible, while taking into account the challenges of operating in the midst of a global pandemic.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019

Consolidated statement of operations data

Revenue	$39,459	$61,380	$117,769	$184,601
Costs and expenses
Cost of sales (exclusive of items shown separately below)	35,689	44,983	96,758	129,208
Asset retirement obligation accretion	128	128	428	383
Depreciation and amortization	5,258	5,353	15,601	14,291
Selling, general and administrative	5,966	4,464	15,723	13,127
Total costs and expenses	47,041	54,928	128,510	157,009

Operating income (loss)	(7,582)	6,452	(10,741)	27,592

Other income	1,743	573	11,456	1,063
Interest expense, net	(344)	(342)	(915)	(951)
Income (loss) before tax	(6,183)	6,683	(200)	27,704

Income tax expense (benefit)	(1,407)	1,133	(38)	4,658

Net income (loss)	$(4,776)	$5,550	$(162)	$23,046

Adjusted EBITDA	$637	$13,610	$19,863	$46,387

We reported a net loss of $4.8 million and Adjusted EBITDA of $0.6 million in the third quarter of 2020, which were each significantly lower than that for the third quarter of 2019. We experienced both lower realized pricing and volumes in the 2020 period as compared with that for 2019.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Three months ended September 30,
(In thousands)	2020	2019	Increase (Decrease)
Company Produced
Coal sales revenue	$39,459	$59,083	$(19,624)
Tons sold	430	510	(80)
Purchased from Third Parties
Coal sales revenue	$—	$2,297	$(2,297)
Tons sold	—	17	(17)

Coal sales revenue in the third quarter of 2020 was $39.5 million, 36% lower than in the third quarter of 2019 principally due to lower sales volumes and lower realized pricing in the third quarter of 2020. Force majeure and material adverse change notices from two customers have reduced our sales volumes during 2020. During the three months ended September 30, 2020, almost 90,000 tons expected to be shipped to North American customers were sold into the lower priced spot market.

Revenue per ton sold (FOB mine) declined 30% from $112/ton in the third quarter of 2019 to $78/ton in the third quarter of 2020. We sold 430 thousand tons of coal in the third quarter of 2020, a 18% decrease as compared with the same period of 2019.

The lower sales volumes and realized pricing in 2020 are due to reduced overall demand for metallurgical coal worldwide. The spot sales market has been affected by reduced economic activity attributable to the COVID-19 pandemic. We previously purchased coal volumes from third-parties for resale. We have made no such purchases in 2020 as smaller producers exited local markets.

Cost of sales. Our cost of sales totaled $35.7 million for the three months ended September 30, 2020 as compared with $45.0 million for the same period in 2019. This decrease was driven by lower sales volumes. The cash cost per ton sold (FOB mine) for the third quarter of 2020 was $69, compared with $81 in the third quarter of 2019. Improvement in our cash cost per ton sold in the 2020 period is principally due to reduced mining at our Berwind complex and generally more favorable mining conditions at our Elk Creek complex.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.1 million in each of the three-month periods ended September 30, 2020 and 2019.

Depreciation and amortization. Depreciation and amortization expense was about the same in each of the three-month periods ended September 30, 2020 and 2019.

Selling, general and administrative. Selling, general and administrative expenses were $6.0 million for the three months ended September 30, 2020 as compared with $4.5 million for the same period in 2019. The increase is due in part to the expansion of our internal sales team during 2020, as well as higher legal fees.

Other income. Other income was $1.7 million for the third quarter of 2020, as compared with $0.6 million for the third quarter of 2019. We recognized $1.1 million of other income for the three months ended September 30, 2020 for the remaining amount of the PPP Loan, which we expect will be fully forgiven based on our usage of loan proceeds for eligible payroll expenses, lease, interest and utility payments.

Other income also includes fees for the processing of coal for a third party. We commenced processing of third party coal at our Knox Creek facility in late-fourth quarter of 2019. This processing contract was extended and expired in the third quarter of 2020.

Interest expense, net. Interest expense, net was $0.3 million in each of the three-month periods ended September 30, 2020 and 2019.

Income tax expense. The effective tax rate for the three months ended September 30, 2020 was approximately 23%. The effective tax rate for the three months ended September 30, 2019 was approximately 17%.

Cash taxes paid for 2020 are expected to be less than $20 thousand.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Coal sales information is summarized as follows:

	Nine months ended September 30,
(In thousands)	2020	2019	Increase (Decrease)
Company Produced
Coal sales revenue	$117,769	$174,299	$(56,530)
Tons sold	1,208	1,452	(244)
Purchased from Third Parties
Coal sales revenue	$—	$10,302	$(10,302)
Tons sold	—	78	(78)

Coal sales revenue in the nine months ended September 30, 2020 was $117.8 million, 36% lower than in the same period of 2019 principally due to lower sales volumes and lower realized pricing. Force majeure and material adverse change notices from two customers have reduced our sales volumes during 2020 by about 10% or almost 200,000 tons. Most of these volumes will be sold into the spot market during 2020 albeit at lower realized prices.

Revenue per ton sold (FOB mine) declined 22% from $111/ton in the nine months ended September 30, 2019 to $87/ton in the nine months ended September 30, 2020. We sold 1.2 million tons of coal in the first nine months of 2020, a 21% decrease as compared with the same period of 2019.

The lower sales volumes and realized pricing in 2020 are due to reduced overall demand for metallurgical coal worldwide. The spot sales market has been affected by reduced economic activity attributable to the COVID-19 pandemic. We previously purchased coal volumes from third-parties for resale. We made no such purchases in the 2020 period as smaller producers exited local markets.

Cost of sales. Our cost of sales totaled $96.8 million for the nine months ended September 30, 2020 as compared with $129.2 million for the same period in 2019. This decrease was primarily driven by lower sales volumes. The cash cost per ton sold (FOB mine) for the first nine months of 2020 was $70, compared with $75 in the first nine months of 2019.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.4 million in each of the nine-month periods ended September 30, 2020 and 2019.

Depreciation and amortization. Depreciation and amortization expense for the first nine months of 2020 was $15.6 million as compared with $14.3 million for the same period of 2019. Increased depreciation and amortization expense resulted from our expanded mining operations over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $15.7 million for the nine months ended September 30, 2020 as compared with $13.1 million for the same period in 2019. We recognized $0.5 million in 2020 for obligations under take-or-pay arrangements with an export terminal that was unused. The increase is also due in part to the expansion of our internal sales team during 2020, as well as higher legal fees.

Other income. Other income was $11.4 million for the nine months ended September 30, 2020, as compared with $1.1 million for the same period of 2019. We recognized $8.4 million of other income during 2020 for the anticipated full forgiveness of the PPP Loan based on our usage of loan proceeds for eligible payroll expenses, lease, interest and utility payments.

Other income also includes fees for the processing of coal for a third party. We commenced processing of third party coal at our Knox Creek facility in late-fourth quarter of 2019. This processing contract was extended and expired in the third quarter of 2020.

Interest expense, net. Interest expense, net was $0.9 million and $1.0 million for each of the nine months ended September 30, 2020 and September 30, 2019, respectively.

Income tax expense. During the nine months ended September 30, 2020, we recognized $0.4 million of tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the nine months ended September 30, 2020 was approximately 19%. The effective tax rate for the nine months ended September 30, 2019 was approximately 17%.

Cash taxes paid for 2020 are expected to be less than $20 thousand.

Liquidity and Capital Resources

At September 30, 2020, we had $6.4 million of cash and cash equivalents and $14.3 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first nine months of 2020

Sources of cash:

●	Cash flows from operating activities were $1.0 million. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $9.6 million, primarily associated with a build-up of inventories.
●	We made net borrowings of $20.7 million principally to increase our cash position during the highly volatile and uncertain period caused by the COVID-19 pandemic and to fund capital expenditures.

Uses of cash:

●	Capital expenditures were $20.5 million principally for development of the Berwind mine and for infrastructure at our Elk Creek mining complex.

At September 30, 2020, we also had $1.5 million of restricted cash balances, classified in other current assets in the consolidated balance sheets, for potential future workers’ compensation claims.

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of September 30, 2020, $14.3 million was outstanding on the Revolving Credit Facility and we had remaining availability of $14.3 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $7.5 million at September 30, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of September 30, 2020, we were in compliance with all debt covenants.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment. The equipment loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Financing Loan was $4.1 million at September 30, 2020.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from a PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We are using all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

The PPP Loan matures on April 16, 2022 and bears interest at a rate of 1% per annum. Pursuant to the subsequently enacted Paycheck Protection Flexibility Act of 2020, we are permitted to defer required monthly payments of principal and interest until such time as an approval or denial of foregiveness is received from the SBA.

The PPP Loan is evidenced by a promissory note dated April 17, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the SBA upon documentation of expenditures in accordance with the SBA requirements and proper application by the Company. Under the CARES Act and Paycheck Protection Flexibility Act of 2020, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either the eight week period or 24-week period beginning on the date of loan funding. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness could be reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%.

During the period from loan funding through September 30, 2020, we used the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments totaling approximately $8.4 million. We anticipate that the full amount of the PPP Loan principal, together with accrued interest thereon, will be forgiven. Accordingly, we have recognized $1.1 million and $7.3 million as other income in the consolidated statement of operations for the three and nine months ended September 30, 2020, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(4,776)	$5,550	$(162)	$23,046
Depreciation and amortization	5,258	5,353	15,601	14,291
Interest expense, net	344	342	915	951
Income taxes	(1,407)	1,133	(38)	4,658
EBITDA	(581)	12,378	16,316	42,946
Stock-based compensation	1,090	1,104	3,119	3,058
Accretion of asset retirement obligation	128	128	428	383
Adjusted EBITDA	$637	$13,610	$19,863	$46,387

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

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$39,459	$—	$39,459	$59,083	$2,297	$61,380
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(6,049)	—	(6,049)	(2,384)	(52)	(2,436)
Non-GAAP revenue (FOB mine)	$33,410	$—	$33,410	$56,699	$2,245	$58,944
Tons sold	430	—	430	510	17	527
Revenue per ton sold (FOB mine)	$78	$—	$78	$111	$131	$112

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$117,769	$—	$117,769	$174,299	$10,302	$184,601
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(12,611)	—	(12,611)	(14,098)	(424)	(14,522)
Non-GAAP revenue (FOB mine)	$105,158	$—	$105,158	$160,201	$9,878	$170,079
Tons sold	1,208	—	1,208	1,452	78	1,530
Revenue per ton sold (FOB mine)	$87	$—	$87	$110	$127	$111

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

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$35,689	$—	$35,689	$42,996	$1,987	$44,983
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(5,936)	—	(5,936)	(2,384)	(52)	(2,436)
Non-GAAP cash cost of sales	$29,753	$—	$29,753	$40,612	$1,935	$42,547
Tons sold	430	—	430	510	17	527
Cash cost per ton sold	$69	$—	$69	$80	$113	$81

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$96,758	$—	$96,758	$119,911	$9,297	$129,208
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(12,338)	—	(12,338)	(14,031)	(424)	(14,455)
Non-GAAP cash cost of sales	$84,420	$—	$84,420	$105,880	$8,873	$114,753
Tons sold	1,208	—	1,208	1,452	78	1,530
Cash cost per ton sold	$70	$—	$70	$73	$114	$75

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.

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

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during the first nine months of 2020. In response to the COVID-19 pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdowns, restrictions on public gatherings and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, resulted in an increase in the U.S. unemployment rate to more than 10% and a significant worldwide economic slowdown. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. The COVID-19 outbreak may significantly worsen in the United States during the upcoming winter months, which may cause federal, state and local governments to reconsider imposing more severe restrictions on business and social activities. In the event governments impose such restrictions, the re-opening of the economy may be further curtailed.

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

Like other coal companies, our business is being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on our employees, customers, suppliers and other parties with whom we have business relations. Our actions have included:

●	an operational furlough of approximately 182 employees at the Elk Creek mining complex in West Virginia for most of the month of April 2020;
●	a one week operational furlough of approximately 157 employees at the Elk Creek mining complex in July 2020;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 jobs effective in July 2020; and

●	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

Two customers have declared a material adverse change or force majeure under their contracts with us and reduced or delayed their planned volumes of purchases of metallurgical coal from us because of COVID-19. These delays or curtailments are expected to affect up to 10% of our total contracted sales volumes for 2020. We are not able to estimate the impact of customer delays or curtailments of their contractual obligations or our ability to secure additional sales in spot markets. These actions by customers may result in some disputes and could strain our relations with customers and others. If and to the extent these actions result in material modifications or cancellations of the underlying contracts, or non-renewal of contracts, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

RAMACO RESOURCES, INC.

November 3, 2020	By:	/s/ Michael D. Bauersachs
Michael D. Bauersachs
President and Chief Executive Officer and Director
(Principal Executive Officer)

Novmeber 3, 2020	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)