Form 10-K
period 2020-12-31
Ramaco Resources, Inc.
filed 2021-02-18
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued is audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $21.5 million.

As of February 15, 2021, the registrant had 42,637,302 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2021 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2020 (the “2021 Proxy Statement”).

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

Forward-looking statements may include statements about:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal and/or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, including as a result of the change in the presidential administration and composition of the U.S. Congress, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and trading, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	our expectations relating to dividend payments and our ability to make such payments; and
●	other risks identified in this Annual Report that are not historical.

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

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our common stock is listed on the NASDAQ Global Select Market under the symbol “METC”. Our principal corporate offices are located in Lexington, Kentucky. As used herein, “Ramaco Resources,” “we,” “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 262 million tons of high-quality metallurgical coal reserves. We believe our advantaged reserve geology provides us with higher productivities and industry leading lower cash costs. Our development portfolio primarily includes four properties: Elk Creek, Berwind, RAM Mine and Knox Creek.

We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to a majority of our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers.

We operate three deep mines and a surface mine at our Elk Creek mining complex. Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,166 acres of controlled mineral rights and contains 25 seams that we have targeted for production.

Development of our Berwind mining complex began in late 2017. In 2020, we suspended development at the Berwind mining complex due to lower pricing and demand largely caused by the novel coronavirus disease 2019 (“COVID-19”) outbreak. This complex remains a key part of our anticipated future growth. We expect to achieve commercial production at the Berwind mining complex approximately six months after we resume the slope project as described under “Our Projects – Berwind” below. The Berwind property consists of approximately 31,200 acres of controlled mineral rights.

Our Knox Creek facility includes a preparation plant and 62,100 acres of controlled mineral rights that we expect to develop in the future. The Knox Creek preparation plant processes coal from our Berwind mine as well as coal we may purchase from third parties.

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,570 acres of controlled mineral rights, and is scheduled for initial production after a mining permit is issued. We expect this permit to be issued in 2021.

As of December 31, 2020, our estimated aggregate annual production capacity is approximately 2.3 million clean tons of coal. We plan to complete development of our existing properties and increase production from our existing development portfolio to more than 4-4.5 million clean tons of metallurgical coal annually, subject to market conditions, permitting and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth and cash flow generation by:

Developing and Operating Our Metallurgical Coal Properties. We have a 262 million ton reserve base of high-quality metallurgical coal with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged reserve base allows for flexible capital spending in challenging market conditions.

We plan to complete development of our existing properties and increase production from our existing development portfolio to more than 4-4.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. The following map shows the location of our mining complexes and projects:

Inset
Logan
Raleigh
Elk Creek Reserve
Mingo
Wyoming
Kentucky
West Virginia
Pike
McDowell
Virginia
Mercer
Jewell Reserve
Tazewell
Berwind Reserve
Buchanan
Big Creek Reserve
Knox Creek Reserve
Pittsburgh
Pennsylvania
Ram Mining Properties
Morgantown
Maryland
Baltimore
Washington
Louisville
Huntington
Charleston
West Virginia
Lexington
Kentucky
Beckley
Richmond
Virginia
Hazard
Harlan
Pineville
Harlan
See inset for more detailed view
1 in = 50 miles

Elk Creek Mining Complex

Our Elk Creek mining complex in southern West Virginia began production in late December 2016. The Elk Creek property consists of approximately 20,166 acres of controlled mineral and contains 25 seams that we believe are economically mineable. Nearly all our seams contain high-quality, high volatile metallurgical coal accessible at or above drainage. Additionally, almost all of this coal is high-fluidity, which is an important factor for high volatile metallurgical coal.

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through leases and subleases from Ramaco Coal, LLC, a related party, and McDonald Land Company. We estimate that the Elk Creek mining complex contains reserves capable of yielding approximately 113 million tons of clean saleable metallurgical coal.

We currently market most of the coal produced from the Elk Creek mining complex as a blended high volatile A/B product. When segregated, a portion of our coal can be sold as a high volatile A product for a premium. Our market for Elk Creek production is principally North American coke and steel producers. We also market our coal to European, South American, Asian and African customers, and occasionally to coal traders and brokers for use in filling orders for their blended products. Additionally, we seek to market a portion of our coal in the specialty coal markets that value low ash content.

We process our Elk Creek coal production through a 700 raw ton-per-hour preparation plant. The plant has a large-diameter (48”) heavy-media cyclone, dual-stage spiral concentrators, froth flotation, horizontal vibratory and screen bowl centrifuges. Our rail load-out facilities at Elk Creek are capable of loading 4,000 tons per hour and a full 150-car unit train in under four hours. The load-out facility is served by the CSX railroad. We also have the ability to develop on controlled property a rail-loading facility on the Norfolk Southern railroad, which would facilitate dual rail service. We have not yet committed the capital for development of a Norfolk Southern rail facility.

The existing impoundment at Elk Creek has been converted principally into a combined refuse facility. The combined capacity is expected to provide approximately 20 years of disposal life for our operations. We completed construction of a full complement of plate presses during 2020 to allow for dewatering material currently being pumped to our impoundment. This equipment allows us to process all waste material for placement in the combined refuse facility.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and, therefore, on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc. Currently, the case is scheduled for trial beginning June 29, 2021, in Charleston, West Virginia.

A large portion of our controlled reserves are permitted through existing, issued permits. We currently have three mining permits that have not been activated and we are actively pursuing multiple new permits.

On January 3, 2020, we entered into a mineral lease with the McDonald Land Company for coal reserves which, in many cases, are located immediately adjacent to our Elk Creek complex. This leased property became available after the former base lease with another party was terminated. The prior lessee, who controlled the property since 1978, did not produce commercial amounts of coal from the property during their possession of the lease. While it is unusual to have a metallurgical reserve in this part of Central Appalachia remain idle for such an extended period of time, the configuration and location of the tracts lend themselves to be mined and processed far more efficiently from our Elk Creek property. The McDonald reserves are expected to have the same geologic advantages and low costs that are being experienced in our Elk Creek mines. Our 2020 reserve study of the McDonald tracts showed over 21 million proven and probable reserves in approximately 20 different coal seams to our Elk Creek reserve base. We project to mine approximately 10 million tons of these reserves in our current 10 year mine plan.

Berwind Mining Complex

Our Berwind mining complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low volatile coals. The Berwind property consists of approximately 31,200 acres of controlled mineral and contains a large area of Squire Jim seam coal deposits. The Squire Jim seam of coal is the lowest known coal seam on the geologic column in this region, and due to depth of cover has never been significantly explored. We have outcrop access to this seam at the top of an anticline. Should we choose to develop this seam in the future, we expect to experience above average seam height.

Development of our Berwind mining complex began in late 2017 in the thinner Pocahontas No. 3 seam with plans to slope up into the thicker Pocahontas No. 4 seam, subject to market conditions. In 2020, we suspended development at the Berwind mining complex due to lower pricing and demand largely caused by the economic effects of COVID-19. This complex remains a key part of our anticipated future growth. We expect to achieve commercial production at the Berwind mining complex approximately six months after we resume the slope project. We estimate that the mine life for the Berwind mining complex is more than 20 years.

In February 2021, the resumption of the slope development project at Berwind was approved by our Board of Directors in anticipation of better market conditions. We view Berwind as the second flagship complex for Ramaco. The slope project will allow us to transition our mining efforts at Berwind to the thicker Pocahontas No. 4 seam. We have already expended more than $50 million in growth capital during the past four years in development at the Berwind mining complex. We anticipate spending another $10-12 million in growth capital over the next 12 months with approximately one-third of that outlay occurring in early 2022. At full production at Berwind, we expect to produce approximately 750,000 tons per year of high quality low-volatile coal with total cash costs per ton in the low- to mid-$70’s for company produced coal. We expect to have initial production by late 2021, and to ramp up to full production levels by the second quarter of 2022.

We are currently mining a small amount of coal from the Triad mine at Berwind. The mine is anticipated to produce less than 250,000 tons in 2021, and should function as a bridge until the main Berwind Pocahontas #4 reserve is fully activated.

We have the necessary permits for the Berwind mine for our current and budgeted operations. A permit for our Squire Jim seam room-and-pillar underground mine was issued during 2020. At this point, we do not anticipate activating this mining permit.

Knox Creek

The Knox Creek property consists of approximately 62,100 acres of controlled mineral, a 650 tons per hour preparation plant and coal-loading facility along with a refuse impoundment. Rail service is provided by Norfolk Southern.

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

From time to time, we process coal purchased from other independent producers at the Knox Creek preparation plant and load-out facilities. We also process and load coal trucked from our Berwind mine at this facility.

In the fourth quarter of 2019, we acquired multiple permits from various affiliates of Omega Highwall Mining, LLC. Consideration for the transaction included assumption of approximately $0.6 million of ARO liability, curing minor lease defaults, and paying advance royalties under two assumed lease instruments. The total out-of-pocket consideration was less than $0.1 million, most of which is recoupable against future royalty payments. These permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure, and provide immediate access to two separate mining areas in Southwestern Virginia. One is a deep mine permit in the Jawbone Seam, which contains approximately 2.65 million tons of geologically advantaged metallurgical coal. The second is a metallurgical surface mine in the Tiller and Red Ash seams that is spade ready for production. It contains approximately 800,000 tons of coal that can be mined via the surface and highwall mining methods. The surface mining is expected to have very low mining ratios. The combination of close proximity to Knox Creek and advantaged geology make these two mines likely to become active in the next few years. The fully permitted surface mine is one of the areas, subject to market conditions, that could positively impact near-term production and profitability. It is possible that the surface mine will be operated utilizing third party contractors we would manage.

In February 2021, a new mine development project known as the Big Creek mine and located near our Knox Creek preparation plant was approved by our Board of Directors. We anticipate to begin production at the Big Creek mine within approximately four to six months of breaking ground. We have obtained all required permits to begin development of the Big Creek mine. We anticipate full production of around 150,000-200,000 tons a year of primarily high quality, mid-volatile coal by the fourth quarter of 2021, with cash costs per ton in the upper $50’s for company produced coal. We expect growth capital spending in the development of the Big Creek mine to be roughly $5-7 million over the next two quarters. We expect this mine to be able to produce at these levels for more than three years.

RAM Mine

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,570 acres of controlled mineral and is scheduled for initial production after a mining permit is issued. Production of high volatile coal from the Pittsburgh seam is planned from a single continuous-miner room-and-pillar underground operation. The Pittsburgh seam, in close proximity to Pittsburgh area coke plants, has historically been a key feedstock for these coke plants. Operation of our RAM Mine coal reserve may require access to a newly constructed preparation plant and loading facility, third party processing, or direct shipment of raw coal product. Upon commencement of mining, we anticipate that the mine will produce at an annualized rate of between 300 and 500 thousand tons with an estimated 10-year mining life.

We expect that coal from the RAM Mine coal reserve will be transported to our customers by highway trucks, rail cars or by barge on river systems. In addition to close proximity to river barge facilities, our RAM Mine operations are also near Norfolk Southern rail access.

The RAM Mine coal reserve is not yet permitted, although we have applied for a permit and it is in the final phase of the permit application process. We expect this permit to be issued in 2021.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market the bulk of our production to North American integrated steel mills and coke plants, in addition to international customers primarily in Europe, South America, Asia and Africa. Additionally, we market limited amounts of our production to various premium-priced specialty markets, such as foundry cokemakers, manufacturers of activated carbon products, and specialty metals producers.

We sold 1.75 million tons of coal during 2020. Of this, 71% was sold to North American markets and 29% was sold into export markets, excluding Canada. Principally, our export market sales were made to Europe. During 2020, sales to three customers accounted for approximately 70% of total revenue. The total balance due from these three customers at December 31, 2020 was approximately 46% of total accounts receivable. During 2019, sales to three customers accounted for approximately 53% of total revenue. The total balance due from these two customers at December 31, 2019 was approximately 58% of total accounts receivable. No other customer accounted for more than 10% of our revenue during this period. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our products, services or subsidiaries, and we do not believe that any trademark or trade name is material to our business. The names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market.

Competition

Our principal domestic competitors include Blackhawk Mining, LLC, Coronado Global Resources, Inc., Corsa Coal Corp, Arch Resources, Inc., Alpha Metallurgical Resources, Inc., Energy, Inc. and Warrior Met Coal, Inc. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, Colombia and South Africa. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

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

Environmental, Health and Safety and Other Regulatory Matters

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

The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) establishes operational, reclamation and closure standards for our mining operations and requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. SMCRA also stipulates compliance with many other major environmental statutes, including the CAA, the CWA, the ESA, RCRA and CERCLA. Permits for all mining operations must be obtained from the United States Office of Surface Mining Reclamation and Enforcement (“OSMRE”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs.

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

Financial Assurance. Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations under SMCRA through the use of surety bonds or other approved forms of financial security for payment of certain long-term obligations, including mine closure or reclamation costs. The changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities under the SMCRA permits including for reclamation. In response to these bankruptcies, OSMRE issued a Policy Advisory in August 2016 to state agencies that was intended to discourage authorized states from approving self-bonding arrangements. Although the Policy Advisory was rescinded in October 2017, certain states, including Virginia, had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. Additionally, in March 2018, the Government Accounting Office recommended that Congress consider amending SMCRA to eliminate the availability of self-bonding to guarantee responsibilities under SMCRA permits. Individually and collectively, these and future revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may delay the timing for and increase the costs of obtaining the required financial assurance.

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

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly affects coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

●	Cross-State Air Pollution Rule. In June 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In May 2017, EPA further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States in the CSAPR Update Rule. For states to meet these requirements, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. Moreover, in September 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) remanded the CSAPR Update Rule to EPA on the grounds that it failed to timely require upwind states to control or eliminate their contribution to ozone and/or fine particulate matter in downwind states, as required under the federal Clean Air Act. In October 2020, EPA proposed a Revised CSAPR Update Rule in response to the D.C. Circuit’s ruling. The proposed rule addresses 21 states’ outstanding interstate pollution transport obligations and would require additional emissions reductions of nitrogen oxides from power plants in 12 states. Imposition of stricter deadlines for controlling downwind contribution could accelerate unit retirements or the need to implement emission control strategies. Any reduction in the amount of coal consumed by electric power generators as a result of these limitations could decrease demand for thermal coal. However, the practical impact of CSAPR may be limited because utilities in the U.S. have continued to take steps to comply with CAIR, which requires similar power plant emissions reductions, and because utilities are preparing to comply with the Mercury and Air Toxics Standards (“MATS”) regulations, which require overlapping power plant emissions reductions.
●	Acid Rain. Title IV of the CAA requires reductions of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 Megawatts of power. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. These reductions could impact our customers in the electric generation industry. These requirements are not supplanted by CSAPR.
●	NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as NAAQS, for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for nitrogen oxide, sulfur dioxide, particulate matter and ozone. The CAA further requires EPA to periodically review and revise the NAAQS, resulting in the adoption of increasingly more stringent standards over time. States with areas non-attainment areas must adopt a state implementation plan (“SIP”) that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. The final rules and new standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

●	Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metal, fine particulates, and acid gases from coal- and oil-fired power plants through the Mercury and Air Toxics Standards (“MATS”) rule. In May 2020, the EPA published a final rule reversing its prior determination that it is appropriate and necessary to regulate these pollutants. However, this rule will not alter or eliminate the emissions standards established by the MATS rule. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

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

At the international level, President Obama announced in November 2014 that the United States would seek to cut net GHG emissions 26-28 percent below 2005 levels by 2025 in return for China’s commitment to seek to peak emissions around 2030, with concurrent increases in renewable energy. In April 2016, the United States further agreed to voluntarily limit or reduce future emissions as part of the Paris Agreement reached at the United Nations Conference on Climate Change. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the United States to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, 2021, reverses the prior withdrawal. The United States will officially rejoin the Paris Agreement on February 19, 2021. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. Reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations.

At the federal level, although no comprehensive climate change legislation has been implemented to date, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future. The likelihood of such legislation has increased due to the change in the administration. Furthermore, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, EPA finalized the CPP to cut carbon emissions from existing power plants. The CPP creates individualized emission guidelines for states to follow, and requires each state to develop an implementation plan to meet the individual state’s specific targets for reducing GHG emissions. In July 2019, the EPA adopted a rule that replaced the CPP with a new rule titled the Affordable Clean Energy (“ACE”) Rule. Although the ACE rule moves away from the individualized emission guidelines of the CPP, it still requires states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. The implementation of the ACE rule is currently being challenged in the D.C. Circuit. These and future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product.

At the state level, several states, including Pennsylvania and Virginia, have already adopted measures requiring GHG emissions to be reduced within state boundaries, including cap-and-trade programs and the imposition of renewable energy portfolio standards. Various states and regions have also adopted GHG initiatives and certain governmental bodies, have imposed, or are considering the imposition of, fees or taxes based on the emission of GHGs by certain facilities. A number of states have also enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power.

The uncertainty over the outcome of litigation challenging the ACE rule and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for thermal coal, thereby reducing our revenue and adversely affecting our business and results of operations. We or prospective customers may also have to invest in CO2 capture and storage technologies in order to burn coal and comply with future GHG emission standards.

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

For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load (“TMDL”) regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment. Likewise, the water quality of certain receiving streams requires an anti-degradation review before approving any discharge permits. TMDL regulations and anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits.

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

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. In October 2019, EPA and the Army Corps of Engineers issued a final rule that repealed the 2015 WOTUS definition and reinstated the agencies’ narrower pre-2015 scope of federal CWA jurisdiction. In April 2020, EPA and the Army Corps of Engineers issued the final Navigable Waters Protection Rule amending the definition of “water of the United States” and replacing EPA’s October 2019 final rule. Judicial challenges to EPA’s October 2019 and April 2020 final rules are currently before multiple federal district courts. If the October 2019 final rules are vacated and the expanded scope of jurisdiction in the 2015 rule is ultimately implemented, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct mining operations or to do so profitably.

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

RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. For example, EPA regulates coal ash as a solid waste under Subtitle D of RCRA through its coal combustion residuals (“CCR”) rule. This rule establishes limits for the location of new sites and requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. As initially promulgated, the rule exempted closed coal ash impoundments located at inactive facilities and allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. However, in August 2020, EPA finalized amendments to its CCR rule that would require closure to be initiated at all unlined and clay-lined surface impoundments by April 11, 2021. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provides for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. These requirements, as well as any future changes in the management of coal combustion residuals, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of coal combustion residuals, including coal ash, could lead to material liability for our customers under RCRA or other federal or state laws and potentially further reduce the demand for coal.

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

Human Capital Resources

We believe our employees are a competitive advantage. We seek to foster a culture that supports diversity and inclusion, and strive to provide a safe, healthy and rewarding work environment with opportunities for growth. We had 349 employees as of December 31, 2020, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

Safety Philosophy. We have a comprehensive health and safety program based on the core belief that all accidents and occupational illnesses are preventable. We believe that:

●	Business excellence is achieved through the pursuit of safer and more productive work practices.
●	Any task that cannot be performed safely should not be performed.
●	Working safely is a requirement of our employees.
●	Controlling the work environment is important, but human behavior within the work environment is paramount.
●	Safety starts with individual decision-making—all employees must assume a share of responsibility for acts within their control that pose a risk of injury to themselves or fellow workers.
●	All levels of the organization must be proactive in implementing safety processes that promote a safe and healthy work environment.
●	Consequently, we are committed to providing a safe work environment; providing our employees with proper training and equipment; and implementing safety and health rules, policies and programs that foster safety excellence.

Our safety program includes a focus on the following:

●	Hiring the Right Workers. Our hiring program includes significant pre-employment screening and reference checks.
●	Safety Incentives. We have a compensation system that encourages and rewards excellent safety performance.
●	Communication. We conduct regular safety meetings with the frequent involvement of senior management to reinforce the “tone at the top.”
●	Drug and Alcohol Testing. We require pre-employment drug screening as well as regular random drug testing that exceeds regulatory requirements.
●	Continuous Improvement Programs. We track key safety performance metrics, including accident rates, violation types and frequencies. We have specific targets in these areas and we measure performance against these targets. Specific action plans are implemented for targeted improvement in areas where performance falls below our expectations.
●	Training. Our training program includes comprehensive new employee orientation and training, annual refresher training and task training components. These training modules are designed to reinforce our high safety expectations. Work rules and procedures are a key element of this training.
●	Accident Investigation. We have a structured accident investigation procedure that identifies root causes of accidents as well as actions necessary to prevent reoccurrence. We focus on near misses and close calls as a means of attempting to prevent more serious accidents from occurring.
●	Safety Audits. We conduct periodic safety audits that include work place examinations, including observation of workers at work, as well as safety program reviews. Both internal and external resources are utilized to conduct these audits.
●	Employee Performance Improvement. A key element of our safety program is the recognition that safe work practices are a requirement of employment. We identify employee performance which is below expectations and develop specific action plans for improvement.
●	Employee Involvement. The key to excellent safety is employee involvement and engagement. We foster direct employee involvement in a number of ways including audit participation, accident investigations, as training resources and through solicitation of ideas in small group meetings and through anonymous workplace observation suggestion boxes.
●	Positive Reinforcement. Establishing safety as a core belief is paramount to our safety performance. As a result, we look for opportunities to celebrate accomplishments and to build pride in our operational safety and performance.

Jumpstart Our Business Startups Act (“JOBS Act”)

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

●	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
●	provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); or
●	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company upon the earliest of:

●	the last day of the fiscal year in which we have $1.07 billion or more in annual revenues;
●	the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of our most recently completed second fiscal quarter);
●	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or
●	the last day of the fiscal year following the fifth anniversary of our initial public offering, which will be December 31, 2022.

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

Item 1A. Risk Factors

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. A summary of our risk factors is as follows:

Risks Related to Our Business

●	The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.
●	Our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.
●	We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.
●	Our customer base is highly dependent on the steel industry.
●	Deterioration in the global economic conditions, a worldwide financial downturn or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
●	We have incurred debt under the Paycheck Protection Program in response to the COVID-19 pandemic. The federal government or private plaintiffs may challenge our determination that we meet the requirements for loans under the Paycheck Protection Program.
●	We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.
●	We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
●	A substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.

●	Increased competition or a loss of our competitive position could adversely affect sales of, or prices for, our coal, which could impair our profitability.
●	The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to prospective customers.
●	Any significant downtime of our major pieces of mining equipment, including any preparation plants, could impair our ability to supply coal to prospective customers and materially and adversely affect our results of operations.
●	Our ability to collect payments from customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.
●	If we are unable to obtain needed capital or financing on satisfactory terms, we may have to curtail our operations and delay our construction and growth plans, which may materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.
●	Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.
●	Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
●	Substantially all of our mining properties are leased from our affiliates and conflicts of interest may arise in the future as a result.
●	We may face restricted access to international markets in the future.

Risks Related to Environmental, Health, Safety and Other Regulations

●	The incoming U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.
●	Current and future government laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.
●	Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could expose us to significant costs and liabilities.
●	We must obtain, maintain, and renew governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on our operations.
●	We and our significant stockholders are subject to the Applicant Violator System.
●	Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors in certain circumstances may have the ability to order our operations to be shut down based on safety considerations.
●	We have reclamation, mine closing, and related environmental obligations under the Surface Mining Control and Reclamation Act. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

Risks Related to Our Company

●	Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions in any future debt instruments and by additional factors unrelated to our profitability.
●	Our significant stockholders have the ability to direct the voting of a majority of the voting power of our common stock, and their interests may conflict with those of our other stockholders.

●	Your percentage of ownership in us may be diluted in the future.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.
●	Our significant stockholders and their affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation (our “Charter”) could enable our significant stockholders to benefit from corporate opportunities that might otherwise be available to us.

Risks Related to Our Business

The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption during 2020. In response to the COVID-19 pandemic, governments worldwide placed significant restrictions on both domestic and international travel and took action to restrict the movement of people and suspend some business operations. Lockdowns, travel restrictions and restrictions on public gatherings, coupled with the spread and impact of the COVID-19 pandemic, resulted in a significant worldwide economic slowdown. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Rates of COVID-19 contractions have worsened in the United States during the winter months, and will likely cause federal, state and local governments to impose more severe restrictions on business and social activities. In the event governments impose such restrictions, the recovery of the economy may be further curtailed.

These social and governmental responses have caused a significant slowdown in the global economy and financial markets, and the current and anticipated economic impact of these actions has caused declines in many commodity prices, including a decline in metallurgical coal prices, and significant decline in the demand for steel. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, the development and availability of treatments and vaccines and extent to which these treatments and vaccines may remain effective as potential new strains of the coronavirus emerge, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

Like other coal companies, our business has been adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on our employees, customers, suppliers and other parties with whom we have business relations. Our actions have included:

●	an operational furlough of approximately 182 employees at the Elk Creek mining complex in West Virginia for most of the month of April 2020;
●	a one week operational furlough of approximately 157 employees at the Elk Creek mining complex in July 2020;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 employees effective in July 2020; and
●	a reduction or deferral of non-essential capital expenditures to adapt to the current market conditions.

Two customers declared a material adverse change or force majeure under their contracts with us and reduced or delayed their planned volumes of purchases of metallurgical coal from us for 2020 because of COVID-19. These delays or curtailments affected approximately 10% or 200,000 tons of our total contracted sales volumes for 2020 all of which was placed into the lower priced spot market.

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

We have not completed development plans for all of our coal properties, and do not expect to have full annual production from all of our properties until market conditions permit us to resume and complete these development plans. We expect to incur significant capital expenditures until we have completed the development of our properties. In addition, the development of our properties involves numerous regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause delays in, or increase the costs associated with, their completion. Accordingly, we may not be able to complete the development of the properties on schedule, at the budgeted cost or at all, and any delays beyond the expected development periods or increased costs above those expected to be incurred could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

We are exposed to risks associated with an increasingly concentrated customer base both domestically and globally. We derive a significant portion of our revenues from three customers, which accounted for approximately 33%, 24% and 13% of our total revenue, respectively, aggregating approximately 70% of our total revenue for the 12 months ended December 31, 2020. The balance due from these customers at December 31, 2020 was approximately 46% of total accounts receivable.

In 2020, two of these customers declared force majeure with respect to or curtailed their contractual obligations to purchase metallurgical coal from us due to the economic impacts of COVID-19. These reductions and delays lowered our total contracted sales volumes for 2020 by approximately 10% or almost 200,000 tons. Based on the current economic environment, it is possible that a portion of our contractual commitments for 2021 could be similarly delayed or curtailed, and we are not currently able to anticipate the impact such curtailments or delays could have on our business, financial condition, results of operations or cash flows.

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

Substantially all of the metallurgical coal that we produce is sold to steel producers. Therefore, demand for our metallurgical coal is highly correlated to the steel industry. The steel industry’s demand for metallurgical coal is affected by a number of factors including the cyclical nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if less expensive ingredients could be used in substitution for metallurgical coal in the integrated steel mill process, the demand for metallurgical coal would materially decrease, which would also materially adversely affect demand for our metallurgical coal. Metallurgical coal markets weakened significantly beginning in 2019 as certain China ports placed restrictions on imported coal and weakened further in 2020 due to the economic impacts of the COVID-19 pandemic. Between these import restrictions and the economic impacts of the pandemic, concerns about the stability of the global economy and the ongoing trade dispute between China and the U.S., metallurgical coal prices dropped meaningfully in 2019 and 2020. Our export customers, excluding Canada, include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

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

On April 20, 2020, we received loan proceeds in the amount of approximately $8.4 million under the Paycheck Protection Program (“PPP”) from KeyBank, as lender. In order to obtain the loan, we made a certification to the SBA that the then-current economic uncertainty, including uncertainty in the capital markets, made the loan request necessary to support the ongoing operations of the Company. On April 23, 2020, the SBA issued additional guidance on eligibility for the PPP (the “FAQs”), expressing its view that a public company with substantial market value and access to capital markets will not likely be able to make the required certification in good faith. The SBA noted that such a company should be prepared to demonstrate to the SBA the basis for such company’s certification. Further, on April 28, 2020, Treasury Secretary Mnuchin advised that all companies that have been extended PPP loans in excess of $2 million will be audited. We believe, in light of the FAQs, that we have met the required good faith certification requirements and continue to meet the eligibility requirements for a PPP loan, and we have applied for forgiveness of our PPP loan. However, the federal government or a private plaintiff may disagree and assert otherwise. Any such contest with the federal government or third party action as a result of the PPP loan may require us to incur significant legal, accounting and related fees. In addition, if it was ultimately determined that the certifications we made in connection with the PPP loan were not in good faith, it may result in civil and criminal penalties, which could have a material adverse effect on our liquidity and financial condition.

The SBA continues to develop and issue new and updated guidance regarding the PPP loans application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. While we believe we have used loan proceeds for qualifying expenses, given the evolving nature of the guidance, it is possible that future changes in the rules and regulations regarding PPP loans, or the SBA’s interpretation thereof, could affect whether the PPP loan is ultimately forgiven. Our application for forgiveness was approved by KeyBank and is currently being reviewed by the SBA, but there is no assurance that the SBA will approve the application for forgiveness.

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

The risks associated with the construction and operation of mines, processing plants and related infrastructure include:

●	the potential lack of availability or cost of skilled and unskilled labor, equipment and principal supplies needed for construction of facilities;
●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
●	industrial accidents;
●	geologic mine failures, surface facility construction failures or mining, coal processing or transport equipment failures;
●	structural failure of an impoundment or refuse area;
●	natural phenomena such as inclement weather conditions, floods, droughts, rock slides and seismic activity;
●	unusual or unexpected geological and coal quality conditions;

●	potential opposition from non-governmental organizations, environmental groups or other activists, which may delay or prevent development activities; and
●	restrictions or regulations imposed by governmental or regulatory authorities.

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

Our business involves many hazards and operating risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could adversely affect our business, results of operations, financial condition and cash flows, and ability to pay dividends to our stockholders.

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

In addition, scientists have warned that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If these warnings are correct, and if any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our business, financial condition and cash flows.

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

While demand for metallurgical coal is not closely linked to domestic demand for electricity, we anticipate that the incidental production of thermal coal may generate up to 5% of our tons sold annually. Any changes in coal consumption by electric power generators in the United States would likely impact our business over the long term.

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

To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, we may have to curtail our operations and delay our construction and growth plans, which may materially adversely affect our business, results of operations, financial condition and cash flows, and ability to pay dividends to our stockholders.

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

Most of our properties, except those controlled by us at or near Knox Creek and a couple of leases at Elk Creek, including our mineral lease with the McDonald Land Company, are leased or subleased to our subsidiaries from entities controlled by Ramaco Coal, LLC, which shares some common ownership with us. Additionally, RAMACO Central Appalachia, LLC and RAMACO Resources, LLC entered into mutual cooperation agreements concerning the Elk Creek property and Berwind coal reserve, requiring each party to notify the other in the event that such party acquires an interest in real property adjacent to or contiguous with the Elk Creek property or Berwind coal reserve, respectively. RAMACO Northern Appalachia, LLC and RAM Mining, LLC entered into a mutual cooperation agreement concerning the RAM Mine property, requiring each party to notify the other in the event that such party acquires an interest in real property in Pennsylvania that contains coal or mining rights. Given the common ownership between Ramaco Coal, LLC and us and the complex contractual obligations under these arrangements, conflicts could arise (including between us and Ramaco Coal, LLC and our Chairman and Chief Executive Officer who is also an owner of Ramaco Coal, LLC). While we have an audit committee and formal related party transaction policy, a conflict may arise which could adversely affect the interests of our stockholders, including, without limitation, conflicts involving compliance with payment and performance obligations under existing leases, and negotiation of the terms of and performance under additional leases we may enter into with Ramaco Coal, LLC or its subsidiaries or affiliates in the future. For example, if a title defect were identified with respect to a property under lease or sublease from our affiliates, we may need to seek return of royalty payments or set off other payments due to such entities. Such a conflict could distract our management and could result in disputes with our affiliates.

While none of our employees who conduct mining operations are currently members of unions, our business could be adversely affected by union activities.

We are not subject to any collective bargaining or union agreement with respect to properties we currently control. However, it is possible that future employees, or those of our contract miners, who conduct mining operations may join or seek recognition to form a labor union or may be required to become labor agreement signatories. If some or all of the employees who conduct mining operations were to become unionized, it could adversely affect productivity, increase labor costs and increase the risk of work stoppages at our mines. If a work stoppage were to occur, it could interfere with operations and have a material adverse effect on our business, financial condition, results of operations, cash flows and our ability to pay dividends to our stockholders.

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

Risks Related to Environmental, Health, Safety and Other Regulations

The incoming U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

The President’s proposed climate plan includes rejoining the Paris climate agreement, as well as a target of achieving carbon-free electricity generation in the United States by 2035 and net zero greenhouse gas emissions economy-wide by 2050. The plan calls for establishment of technology-neutral Energy Efficiency and Clean Electricity Standards, accompanied by clean energy tax credits and other incentives for utilities and grid operators to generate electricity with renewable energy. Depending upon what legislative and regulatory proposals in pursuit of these targets come into effect, there could be increased pressure on U.S. utilities and power generators to reduce greenhouse gas emissions, accelerating the decline in demand for coal in the United States. In addition, the Biden administration has indicated that it will unwind a number of regulatory rollbacks enacted or proposed by the Trump administration, including, among others, the Affordable Clean Energy Rule, the Navigable Waters Protection Rule, the proposed rule for the disposal of coal combustion residuals, and the National Environmental Policy Act overhaul, or otherwise impose and enforce more stringent permitting or other requirements, including those relating to reclamation, water quality, water availability and other environmental matters. New, more stringent legislation or regulations related to the protection of the environment, health and safety or the reduction of greenhouse gas emissions, as well as changes in the interpretation and enforcement of such laws and regulations, may require us or our customers to change operations significantly or incur increased costs, which may adversely affect our mining operations, cost structure or our customers’ ability to use coal. Such changes could have a material adverse effect on our financial condition and results of operations.

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

A federal database, known as the Applicant Violator System, is maintained for this purpose. Certain relationships are presumed to constitute ownership or control, including the following: being an officer or director of an entity; being the operator of the coal mining operation; having the ability to commit the financial or real property assets or working resources of the permittee or operator; based on the instruments of ownership or the voting securities of a corporate entity, owning of record 10% or more of the mining operator, among others. This presumption, in most cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. An ownership and control notice must be filed by us each time an entity obtains a 10% or greater interest in us. If we have unabated violations of SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our “owners and controllers,” as discussed above, may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations of law are corrected. This is known as being “permit-blocked.” Additionally, Yorktown and Mr. Atkins are each currently deemed an “owner or controller” of a number of other mining companies; as such, we could be permit-blocked based upon the violations of or permit-blocked status of an “owner or controller” of us. This could adversely affect production from our properties.

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

Our customers are subject to extensive existing and future government laws, regulations and other legal requirements relating to protection of the environment, which could negatively impact our business and the market for our products.

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

Apart from actual and potential regulation of air emissions and solid wastes from coal-fired plants, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states, including Pennsylvania and Virginia, have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by electric power generators as a result of current or new standards for the emission of impurities, or current or new incentives to switch to renewable fuels or renewable energy sources, such as the ACE rule and various state programs, could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business, cash flows, results of operations and our ability to pay dividends to our stockholders.

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

Several large investment banks also announced that they had adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants, which may make it more difficult for utilities to obtain financing for coal-fired plants. In addition, there have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, encouraging the consideration of environmental, social and governance (“ESG”) practices of companies in a manner that negatively affects coal companies, and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets. These efforts, as well as concerted conservation and efficiency efforts could cause coal prices and sales of our coal to materially decline and could cause our costs to increase.

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

In December 2016, OSMRE published the final version of the Stream Protection Rule. The rule became effective in January 2017 but was subsequently “disapproved” pursuant to the CRA. The rule would have impacted both surface and underground mining operations by imposing stricter guidelines on conducting coal mining operations within buffer zones and increasing testing and monitoring requirements related to the quality or quantity of surface water and groundwater or the biological condition of streams. The Stream Protection Rule would also have required the collection of increased premining data about the site of the proposed mining operation and adjacent areas to establish a baseline for evaluation of the impacts of mining and the effectiveness of reclamation associated with returning streams to premining conditions.

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

Our significant stockholders, Yorktown and ECP, collectively own approximately 62% of our common stock, and management and our directors own approximately 15%. As a result, our significant stockholders are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of our significant stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Given this concentrated ownership, our significant stockholders would have to approve any potential acquisition of us. In addition, certain of our directors are currently employees of our significant stockholders. These directors’ duties as employees of our significant stockholders may conflict with their duties as our directors, and the resolution of these conflicts may not always be in our or your best interest.

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

Your percentage of ownership in us may be diluted in the future.

Your percentage of ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

It is anticipated that the compensation committee of the board of directors of the Company will grant additional equity awards to Company employees and directors, from time to time, under the Company’s compensation and employee benefit plans. These additional awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s common stock.

In addition, our Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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

Further, in addition to his role as our Chairman, Director and Chief Executive Officer, Mr. Atkins serves as Chairman and Chief Executive Officer of Ramaco Coal, LLC and as a director of one of its subsidiaries. Given certain common ownership between Ramaco Coal, LLC and us and the complex contractual obligations under the agreements we have entered into with Ramaco Coal, LLC and its subsidiaries, conflicts could arise between us and Ramaco Coal, LLC and Yorktown, ECP and Mr. Atkins. In addition, a conflict may arise which could adversely affect the interests of our stockholders, including, without limitation, conflicts involving compliance with payment and performance obligations under existing leases, and negotiation of the terms of and performance under additional leases we may enter into with Ramaco Coal, LLC or its subsidiaries or affiliates in the future. For additional discussion of our management’s business affiliations and the potential conflicts of interest of which our stockholders should be aware, see “Certain Relationships and Related Persons Transactions.”

Our significant stockholders and their affiliates are not limited in their ability to compete with us, and the corporate opportunity provisions in our Charter could enable our significant stockholders to benefit from corporate opportunities that might otherwise be available to us.

Our governing documents provide that our significant stockholders (including portfolio investments of our significant stockholders) are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, our Charter, among other things:

●	permits our significant stockholders and any of our officers or directors who are also employees, officers or directors of the significant stockholders to conduct business that competes with us and to make investments in any kind of property in which we may make investments; and
●	provides that if our significant stockholders and any of our officers or directors who are also employees, officers or directors of the significant stockholders becomes aware of a potential business opportunity, transaction or other matter, they will have no duty to offer that opportunity to us.

Our significant stockholders, or any of our officers or directors who are also employees, officers or directors of the significant stockholders, may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. In addition, our significant stockholders, or any of our officers or directors who are also employees, officers or directors of the significant stockholders, may dispose of coal properties or other assets in the future, without any obligation to offer us the opportunity to purchase any of those assets. As a result, our renunciation of our interest and expectancy in any business opportunity that may be from time to time presented to our significant stockholders, or any of our officers or directors who are also employees, officers or directors of the significant stockholders, could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

Each of our significant stockholders has resources greater than we do, which may make it more difficult for us to compete with our significant stockholders with respect to commercial activities as well as for potential acquisitions. We cannot assure you that any conflicts that may arise between us and our minority stockholders, on the one hand, and our significant stockholders, on the other hand, will be resolved in our favor. As a result, competition from our significant stockholders could adversely impact our results of operations.

Our Charter and Bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Our Charter authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our Charter and Bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

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

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our Charter or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Charter described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

General Risk Factors

Future changes in tax legislation could have an adverse impact on our cash tax liabilities, results of operations or financial condition.

Tax legislation in 2017 reduced the U.S. corporate income tax rate from 35% to 21% and included certain other changes that resulted in a significant reduction of our income tax liability. Congress could, in the future, revise or repeal those changes or enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance. For example, President Biden has proposed increasing the U.S. corporate income tax rate to 28%. Such changes are potentially more likely under the new Democratic party-controlled Congress. We are unable to predict whether any such changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our current debt agreements may bear interest at rates based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration ("IBA"), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD Libor tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could adversely affect our financial condition, results of operations and cash flows.

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

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or canceling or impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of employee, royalty owner, or other third party or our confidential information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our operations, financial condition, results of operations or cash flows. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations (or contractual provisions requiring similar compliance) could result in significant penalties and legal liability, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws or may result in significant expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Properties

At December 31, 2020, we owned or controlled, primarily through long-term leases, approximately 113,466 acres of coal minerals in Virginia and West Virginia and 1,570 acres of coal minerals in Pennsylvania. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew.

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

Our coal reserve estimates at December 31, 2020 were prepared by our engineers and geologists. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. Periodically, we retain outside experts to independently verify our coal reserve estimates. The most recent studies of our coal reserves at Elk Creek, Knox Creek, Berwind and RAM Mine were prepared by an independent engineering firm, Weir International, Inc. (“Weir”). In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

In our most recent reserve study, Weir began preparing our reserve reporting for compliance with SEC Regulation S-K 1300 requirements, which is required for the first reporting period after December 31, 2021, by completing a historical project review and validating our complete drill hole database. Weir validated that property control is accurately reflected in reserve modeling, verifying the latest property boundaries, including control by each individual seam. Weir also examined reserve boundaries to ensure agreement with mining parameters, such as minimum thickness, minimum yield and minimum inter-burden between seams. Resource classification is determined based on the expectation of our meeting these mining parameters. Weir also conducted mining integrity checks to ensure each area reserve area is minable. For example, a slope calculation was conducted in areas planned to be contour mined. If these areas were too steep, the reserves would be reclassified as unminable and unreportable.

Our reserves available to us by lease or right to lease from Ramaco Coal, LLC are summarized by project in the table below. All reserves listed for our Elk Creek mining complex, Berwind, Knox Creek and RAM Mine properties are controlled by Ramaco Coal, LLC. We lease and sublease approximately 262 million tons of those reserves at our Elk

Creek, Berwind, Knox Creek and RAM Mine properties. In addition, we have the right to lease approximately 63 million additional tons of reserves controlled by Ramaco Coal, LLC, pursuant to mutual cooperation agreements.

							Projected		Typical
			Reserves (in millions) (1)			Status of	Mine Life		Met Coal	Planned
	Location	Mining Method	Proven	Probable	Total	Operation	(years)		Quality (2)	Transportation
Elk Creek	Logan, Wyoming and Mingo Counties, WV	Underground, Highwall, Surface	68	45	113	Producing	20+		High Volatile A, A/B, B	CSX RR, Norfolk Southern RR, Truck
Berwind	McDowell County, WV, Buchanan and Tazewell Counties, VA	Underground	30	20	50	Producing	20+		Low Volatile	Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	Underground	2	3	5	2022	10		High Volatile C	Norfolk Southern RR, Truck, Barge
Knox Creek	Buchanan, Tazewell and Russell Counties, VA	Highwall, Underground	81	13	94	Producing	20+	(3)	High Volatile A	Truck, Norfolk Southern RR
Total			181	81	262

(1)	Reserves, presented as clean recoverable tons, are based upon 50% underground mining recovery, theoretical preparation plant yield at appropriate specific gravities and 95% preparation plant efficiency. Assessments of economic mineability were determined using metallurgical coal sales prices based on the three-year historical benchmark price for high volatile A/B coking of approximately $112 per short ton for coal produced at Elk Creek, RAM and Knox Creek and the three-year average low volatile coking coal historical benchmark price of approximately $116 per short ton for coal produced at Berwind.
(2)	Volatiles refers to the volatile matter contained in the coal. Classification of coal as low, mid or high volatile refers to the specific volatile content within the coal, with coals of 17% to 22% volatiles being classified as low volatile, 23% to 31% as mid volatile and 32% or greater as high volatile. The amount of volatile matter in coal impacts coke yield—the amount of coke and coke by-products produced per ton of coal charged. Low volatile coal contains more carbon, but too much carbon can result in coke oven damage. Too much volatile matter results in less carbon and reduces the volume of coke produced. Therefore, coke producers use blends of high volatile and low volatile coals for coke production. Totals may not sum due to rounding.
(3)	The potential Jawbone underground mine would have a 10-15 year life.

These reserve estimates were assessed based on benchmark coal sales pricing at the time of reserve reporting for each property. Utilizing the three-year average high volatile A/B coking coal historical benchmark price of approximately $112 per short ton for coal produced at Elk Creek, RAM and Knox Creek, our mineral reserves at each such mines are economic. Utilizing a three-year average low volatile coking coal historical benchmark price of approximately $114 per short ton, our mineral reserves at our Berwind mine are projected to be economic when we reach our targeted coal reserve in the Pocahontas No.4 Seam, which we plan to achieve once market conditions permit us to resume and complete our Berwind mine development plans.

Year-end reserve estimates are and will continue to be reviewed by our senior management, and revisions are communicated to our board of directors. Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenue or higher than expected costs. Actual production recovered from identified reserve areas and properties, and revenue and expenditures associated with our mining operations, may vary materially from estimates.

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see “Commitments and Contingencies,” Note 10 to the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on the NASDAQ Global Select Market under the symbol “METC.”

Holders. As of the close of business on February 15, 2021, there were forty-four holders of record of our common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends. We have never declared or paid cash dividends on our common stock. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data

On February 8, 2017, in connection with the closing of our initial public offering, we completed a corporate reorganization pursuant to which all the interests in Ramaco Development, LLC (“Ramaco Development”), our accounting predecessor, were exchanged for newly issued shares of common stock of Ramaco Resources and as a result, Ramaco Development became a wholly-owned subsidiary of Ramaco Resources. As such, the financial information presented below for the periods through February 8, 2017 pertains to the historical financial statements and results of operations of Ramaco Development.

The selected historical consolidated financial data for the remaining periods were derived from our audited historical consolidated financial statements. Historical results are not necessarily indicative of future results. Please read the following table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” the historical consolidated financial statements of our predecessor and accompanying notes included elsewhere in this annual report.

	Years Ended December 31,
(In thousands)	2020	2019	2018	2017		2016
Income Statement data:
Revenue	$168,915	$230,213	$227,574		$61,036		$5,216
Cost and expenses
Cost of sales (exclusive of items shown separately below)	145,503	162,470	176,555		60,521		4,397
Other operating costs and expenses	—	—	—		258		416
Asset retirement obligation accretion	570	511	494		405		229
Depreciation and amortization	20,912	19,521	12,423		3,154		252
Selling, general and administrative	21,023	18,179	14,006		12,591		7,452
Total cost and expenses	188,008	200,681	203,478	—	76,929	—	12,746
Operating income (loss)	(19,093)	29,532	24,096		(15,893)		(7,530)
Other income	11,926	1,758	2,518		204		—
Interest expense, net	(1,224)	(1,193)	(1,427)		272		15
Income (loss) before tax	$(8,391)	$30,097	$25,187		$(15,417)		$(7,515)
Income tax expense (benefit)	(3,484)	5,163	113		—		—
Net income (loss)	$(4,907)	$24,934	$25,074		$(15,417)		$(7,515)
Basic earnings (loss) per share	$(0.12)	$0.61	$0.63		(0.41)
Diluted earnings (loss) per share	$(0.12)	$0.61	$0.62		(0.41)

Cash Flow Data:
Cash flows from operating activities	$13,312	$42,382	$36,183		$(8,469)		$(3,861)
Cash flows from investing activities	(24,753)	(45,722)	(42,937)		(19,802)		(77,463)
Cash flows from financing activities	11,286	2,825	7,916		29,292		85,527
Net change in cash and cash equivalents	$(155)	$(515)	$1,162		$1,021		$4,203

Operating Data:
Tons sold:
Company produced	1,723	1,872	1,721		372		-
Purchased	26	78	427		236		15
Total tons sold	1,749	1,950	2,148		608		15
Tons produced	1,695	1,855	1,750		548		-

	December 31,
	2020	2019	2018	2017		2016
Balance Sheet Data:
Cash and cash equivalents	$5,300	$5,532	$6,951		$5,934		$5,197
Property, plant and equipment – net	180,455	178,202	149,205		115,451		46,434
Total Assets	228,623	226,813	188,244		148,098		119,209
Current maturities of long-term debt	4,872	3,333	5,000		—		—
Long-term debt, less current portion	12,578	9,614	4,474		—		10,629
Other long-term obligations	17,837	20,705	12,816		12,276		9,435
Total stockholders' equity	169,095	170,083	141,109		113,397		83,788

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition and contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Annual Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Overview

Our primary source of revenue is the sale of metallurgical coal. We have a 262 million ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. Our plan is to continue development of our existing properties and grow production to 4-4.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

During 2020, we sold 1.75 million tons of coal. Of this, 71% was sold in North American markets and 29% was sold in export markets, excluding Canada, principally to Europe, South America, Asia and Africa. We also purchase coal from third parties for sale for our own account; although, these volumes decreased in 2019 and 2020. Sales of higher margin Company produced coal made up 99% of total sales in 2020 as compared with 96% in 2019.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. is driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts.

Metallurgical coal markets weakened significantly during 2020 due to the on-going severe global economic slowdown stemming from COVID-19 outbreak. The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption since early-2020. In response to the pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdowns, restrictions on public gatherings and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, have resulted in a significant worldwide economic slowdown. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. The COVID-19 pandemic may significantly worsen in the United States during the upcoming months, which may cause federal, state and local governments to reconsider imposing more severe restrictions on business and social activities. In the event governments impose such restrictions, the re-opening of the economy may be further delayed.

The Company has been adversely affected by the deterioration and increased uncertainty in the macroeconomic environment as a result of the impact of COVID-19. In 2020, two customers notified us that their contractual obligations to purchase metallurgical coal from us would be delayed or curtailed because of COVID-19. These delays or curtailments reduced our total contracted sales volumes for 2020 by approximately 10% or almost 200,000 tons.

We took certain actions to limit our production and reduce capital expenditures in response to the COVID-19 pandemic and reduced global demand for metallurgical coal. These included:

●	an operational furlough of approximately 182 employees at the Elk Creek mining complex in West Virginia for most of the month of April 2020;

●	a one-week operational furlough of approximately 157 employees at the Elk Creek mining complex in July 2020;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 employees effective in July 2020; and
●	a reduction or deferral of non-essential capital expenditures, including cessation of the slope project at the Berwind mining complex to adapt to the current market conditions.

To date we have not had significant issues with any of our critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

We continue to actively monitor the situation and may take further actions altering our business operations if we determine they are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. Additional measures we may take could include extensions of operational furloughs, temporary salary reductions for certain executives, staffing reductions and idling or realignment of additional mines as conditions dictate. It is not clear what potential effects any such alterations or modifications may have on our business. The impact on our results in future periods could be much more significant and cannot currently be quantified.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As of December 31, 2020, we had entered into forward sales contracts with certain North American customers for 2021 on a fixed price basis for 1.3 million tons of metallurgical coal at an average realizable price of $84/ton FOB mine. This level of pricing in 2021 is lower than we realized in 2020 and is due to a combination of factors, including the impact of COVID-19 discussed above, lower year-over-year steel prices, changes in types of coal qualities purchased by customers in 2021 and general economic concerns in the United States. We anticipate placing a greater percentage of our overall sales in the spot markets in 2021.

In 2020, our capital expenditures totaled approximately $24.8 million, down from $45.7 million in 2019. We continued to invest in infrastructure and mine equipment at our Elk Creek mining complex, primarily related to increasing our long-term refuse disposal. In 2020, we suspended development at the Berwind mining complex due to lower pricing and demand largely caused by the COVID-19 pandemic. This complex remains a key part of our anticipated future growth.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019, we filed suit seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Please see “Commitments and Contingencies,” Note 10 to the Notes to Consolidated Financial Statements for further discussion of this matter.

Results of Operations

	Years ended December 31,
(In thousands)	2020	2019	2018

Consolidated statement of operations data

Revenue	$168,915	$230,213	$227,574
Costs and expenses
Cost of sales (exclusive of items shown separately below)	145,503	162,470	176,555
Asset retirement obligation accretion	570	511	494
Depreciation and amortization	20,912	19,521	12,423
Selling, general and administrative	21,023	18,179	14,006
Total costs and expenses	188,008	200,681	203,478

Operating income (loss)	(19,093)	29,532	24,096

Other income	11,926	1,758	2,518
Interest expense, net	(1,224)	(1,193)	(1,427)
Income (loss) before tax	(8,391)	30,097	25,187

Income tax expense (benefit)	(3,484)	5,163	113

Net income (loss)	$(4,907)	$24,934	$25,074

Adjusted EBITDA	$18,455	$55,382	$42,169

Adjusted EBITDA was $18.5 million in 2020, which was 67% below that for 2019. We sold 1.75 million tons of Company produced tons at realized pricing of $85/ton in 2020. In 2019, we sold 1.9 million tons of Company produced tons at realized pricing of $109/ton. The decrease in EBITDA is principally due to lower pricing and volumes sold in 2020.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

For the year ended December 31, 2020, we had revenue of $168.9 million from the sale of 1.75 million tons of coal including 0.03 million tons of purchased coal. During 2019, we sold 1.95 million tons of coal including 0.08 million tons of purchased coal for total revenue of $230.2 million.

Coal sales information is summarized as follows:

	Years ended December 31,
(In thousands)	2020	2019	Increase
Company Produced
Coal sales revenue	$166,488	$219,911	$(53,423)
Tons sold	1,723	1,872	(149)
Purchased from Third Parties
Coal sales revenue	$2,427	$10,302	$(7,875)
Tons sold	26	78	(52)

Metallurgical coal pricing and demand weakened significantly in mid- to late-2019 coinciding with the time that annual contracts for 2020 shipments of North American metallurgical coal were being entered. Because of this, we contracted for fewer tons to domestic markets under annual contracts in 2020 as compared with 2019. Modestly higher volumes were planned for sale in the spot market during 2020 as compared with 2019. The aforementioned weakness in spot market demand and pricing, principally attributable to the COVID-19 pandemic, limited our overall sales results in 2020.

Cost of sales. Our cost of sales totaled $145.5 million for 2020 as compared to $162.5 million for 2019. The total cash cost per ton sold (FOB mine) during 2020 was approximately $72 for Company produced coal as compared with $73 for 2019. The cost of sales for coal we purchased from third parties declined to $1.6 million in 2020 from $8.9 million in 2019.

Asset retirement obligation accretion. Our asset retirement obligation (“ARO”) accretion was $0.6 million for 2020 as compared to $0.5 million for 2019.

Depreciation and amortization. Depreciation of our plant and equipment totaled $17.1 million for the year ended December 31, 2020 as compared with $14.2 million for the previous year. Higher depreciation expense for 2020 was principally due to the increase in employment of additional mining equipment. Amortization of capitalized development costs totaled $3.8 million in 2020 as compared with $5.3 million for the previous year. The decrease in amortization of development costs in 2020 was driven by lower coal production from our properties and the full amortization of certain preparation plant assets in 2019.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.0 million for the year ended December 31, 2020 as compared with $18.2 million for 2019. This increase reflects the growth of our organization including higher fees for professional services.

Other income. Other income was $11.9 million for 2020 and $1.8 million in 2019. We recognized $8.4 million of other income during 2020 for the anticipated full forgiveness of the $8.4 million loan (the “PPP Loan”) we received pursuant to the Paycheck Protection Program based on our usage of loan proceeds for eligible payroll expenses, lease, interest and utility payments. Other income also includes third-party royalty income and rail rebates received, each of which increased modestly in 2020.

Interest expense, net. Interest expense, net was approximately $1.2 million in 2020, which was approximately equal that of the prior year.

Income tax expense. We recognized an income tax benefit of $3.5 million in 2020 as compared with income tax expense of $5.2 million in 2019. The income tax benefit for 2020 includes $1.8 million of benefit associated with the recognition of other income for the anticipated PPP Loan forgiveness. In December 2020, the President signed new legislation making the PPP Loan forgiveness income tax free. Excluding this impact, our effective tax rate was 20.4% for 2020, compared to 17.2% for 2019. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K for a discussion of the results of operation for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

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

	Years ended December 31,
(In thousands)	2020	2019	2018
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(4,907)	$24,934	$25,074
Depreciation and amortization	20,912	19,521	12,423
Interest expense, net	1,224	1,193	1,427
Income taxes	(3,484)	5,163	113
EBITDA	13,745	50,811	39,037
Stock-based compensation	4,140	4,060	2,638
Accretion of asset retirement obligation	570	511	494
Adjusted EBITDA	$18,455	$55,382	$42,169

Non-GAAP revenue per ton. Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenue less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to revenue under U.S. GAAP.

	Year ended December 31, 2020			Year ended December 31, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$166,488	$2,427	$168,915	$219,911	$10,302	$230,213
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(20,000)	(811)	(20,811)	(16,253)	(424)	(16,677)
Non-GAAP revenue (FOB mine)	$146,488	$1,616	$148,104	$203,658	$9,878	$213,536
Tons sold	1,723	26	1,749	1,872	78	1,950
Revenue per ton sold (FOB mine)	$85	$62	$85	$109	$127	$110

Non-GAAP cash cost per ton sold. Non-GAAP cash cost per ton sold is calculated as cash cost of sales less transportation costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Cash cost per ton sold is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to cost of sales under U.S. GAAP.

	Year ended December 31, 2020			Year ended December 31, 2019
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$143,064	$2,439	$145,503	$153,172	$9,298	$162,470
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(19,684)	(823)	(20,507)	(16,185)	(425)	(16,610)
Non-GAAP cash cost of sales	$123,380	$1,616	$124,996	$136,987	$8,873	$145,860
Tons sold	1,723	26	1,749	1,872	78	1,950
Cash cost per ton sold	$72	$62	$71	$73	$114	$75

2021 Sales Commitments

As of December 31, 2020, we had entered into forward sales contracts with North American customers for 2021 on a fixed price basis for 1.3 million tons at an average realizable price of $84/ton FOB mine. These volumes were all metallurgical quality coal.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Consolidated statement of cash flow data:
Cash flows from operating activities	$13,312	$42,382	$36,183
Cash flows from investing activities	(24,753)	(45,722)	(42,937)
Cash flows from financing activities	11,286	2,825	7,916
Net change in cash and cash equivalents and restricted cash	$(155)	$(515)	$1,162

Cash flows from operating activities during 2020 decreased from the comparable period of the prior year primarily resulting from lower cash earnings and reduced amounts required for working capital (receivables, inventories and accounts payable).

Net cash used in investing activities, all of which was used for capital expenditures, was $24.8 million for the year ended December 31, 2020 as compared with $45.7 million for 2019.

Cash flows from financing activities were $11.3 million for 2020, which was primarily due to net borrowings during the period and proceeds from the PPP Loan. Cash flows from financing activities were $2.8 million for 2019, which was due to net proceeds from short term borrowings.

Restricted cash balances at December 31, 2020 and 2019 were $1.4 million and $1.3 million, respectively, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Indebtedness

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended, the “Revolving Credit Facility”) with KeyBank National Association (“KeyBank”). The Revolving Credit Facility was amended on February 20, 2020, and consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of December 31, 2020, $7.0 million was outstanding on the Revolving Credit Facility and we had remaining availability of $16.7 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $6.7 million at December 31, 2020.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of December 31, 2020, we were in compliance with all debt covenants.

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

This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Financing Loan was $3.8 million at December 31, 2020.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from a PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

The PPP Loan matures on April 16, 2022 and bears interest at a rate of 1% per annum. Pursuant to the subsequently enacted Paycheck Protection Flexibility Act of 2020, we are permitted to defer required monthly payments of principal and interest until such time as an approval or denial of forgiveness is received from the SBA.

The PPP Loan is evidenced by a promissory note dated April 16, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

Our application for forgiveness was approved by KeyBank and is currently being reviewed by the SBA. We anticipate that the full amount of the PPP Loan principal, together with accrued interest thereon, will be forgiven. Accordingly, we recognized $8.4 million as other income in the consolidated statement of operations for 2020.

Refer to Notes 6 and 7 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information on indebtedness.

Liquidity

As of December 31, 2020, our available liquidity was $22.0 million, comprised of cash and availability under our Revolving Credit Facility. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash includes capital expenditures for mine development and for ongoing operating expenses. During 2020 we spent $24.8 million primarily for the purchase of mining equipment, infrastructure and development of mines at our Elk Creek and Berwind mining complexes. We anticipate capital expenditures of approximately $15 million in 2021, with the potential to increase this amount depending on market conditions.

As of the date of this Annual Report on Form 10-K, management believes that current cash on hand, cash flow from operations and available liquidity under our Revolving Credit Facility will be sufficient to meet its capital expenditure and operating plans. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and potential future issuances of debt or equity securities.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period
		Less Than	1 – 3	3 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum royalty obligations	$40,516	$5,297	$11,429	$11,438	$12,352
Asset retirement obligations, discounted	15,150	692	2,605	443	11,410
Take or pay obligations	3,332	3,332	—	—	—
Total	$58,998	$9,321	$14,034	$11,881	$23,762

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Commodity Price Risk. Our primary product is metallurgical coal, which is in itself a commodity. Our coal is sold under short-term fixed price contracts, term transactions utilizing index pricing or on a spot basis. As such, we are exposed to changes in the international price of metallurgical coal. We attempt to manage this risk by keeping tight control over our mining costs.

Interest Rate Risk. As we have limited debt, we are not overly exposed to interest rate risk. Should we incur additional debt in the future or increase our cash position, the general level of interest rates will begin to take on greater importance. At that time, we will manage our exposure through a variety of financial tools designed to minimize exposure to interest rate fluctuations.

Foreign Exchange Rate Risk. International sales of coal are typically denominated in U.S. dollars. As a result, we do not have direct exposure to currency valuation exchange rate fluctuations. However, because our coal is sold internationally, to the extent that the U.S. dollar strengthens against the foreign currency of a customer or potential customer, we may find our coal at a price disadvantage as compared with other non-U.S. suppliers. This could lead to our receiving lower prices or being unable to compete for that specific customer’s business. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 18, 2021

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,
In thousands, except share and per-share amounts	2020	2019

Assets
Current assets:
Cash and cash equivalents	$5,300	$5,532
Accounts receivable	20,299	19,256
Inventories	11,947	15,261
Prepaid expenses and other	4,953	4,274
Total current assets	42,499	44,323

Property, plant and equipment – net	180,455	178,202
Advanced coal royalties	4,784	3,271
Other	885	1,017
Total Assets	$228,623	$226,813

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$11,742	$10,663
Accrued expenses	11,591	11,740
Asset retirement obligations	46	19
Current portion of long-term debt	4,872	3,333
Other current liabilities	862	656
Total current liabilities	29,113	26,411

Asset retirement obligations	15,110	14,586
Long-term debt, net	12,578	9,614
Deferred tax	1,762	5,265
Other long-term liabilities	965	854
Total liabilities	59,528	56,730

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 42,706,908 and 40,950,175 shares issued and outstanding, respectively	427	410
Additional paid-in capital	158,859	154,957
Retained earnings	9,809	14,716
Total stockholders' equity	169,095	170,083
Total Liabilities and Stockholders' Equity	$228,623	$226,813

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Years ended December 31,
In thousands, except per-share amounts	2020	2019	2018

Revenue	$168,915	$230,213	$227,574

Costs and expenses
Cost of sales (exclusive of items shown separately below)	145,503	162,470	176,555
Asset retirement obligation accretion	570	511	494
Depreciation and amortization	20,912	19,521	12,423
Selling, general and administrative	21,023	18,179	14,006
Total costs and expenses	188,008	200,681	203,478

Operating income (loss)	(19,093)	29,532	24,096

Other income	11,926	1,758	2,518
Interest expense, net	(1,224)	(1,193)	(1,427)
Income (loss) before tax	(8,391)	30,097	25,187
Income tax expense (benefit)	(3,484)	5,163	113
Net income (loss)	$(4,907)	$24,934	$25,074

Earnings (loss) per common share
Basic	$(0.12)	$0.61	$0.63
Diluted	$(0.12)	$0.61	$0.62

Basic weighted average shares outstanding	42,460	40,838	40,039
Diluted weighted average shares outstanding	42,460	40,838	40,263

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2018	$396	$148,293	$(35,292)	$113,397
Stock-based compensation	5	2,633	—	2,638
Net income	—	—	25,074	25,074
Balance at December 31, 2018	401	150,926	(10,218)	141,109
Restricted stock surrendered for withholding taxes payable	—	(20)	—	(20)
Stock-based compensation	9	4,051	—	4,060
Net income	—	—	24,934	24,934
Balance at December 31, 2019	410	154,957	14,716	170,083
Restricted stock surrendered for withholding taxes payable	(1)	(220)	—	(221)
Stock-based compensation	18	4,122	—	4,140
Net loss	—	—	(4,907)	(4,907)
Balance at December 31, 2020	$427	$158,859	$9,809	$169,095

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(4,907)	$24,934	$25,074
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	570	511	494
Depreciation and amortization	20,912	19,521	12,423
Amortization of debt issuance costs	58	58	569
Stock-based compensation	4,140	4,060	2,638
Other income - PPP Loan	(8,444)	—	—
Deferred income taxes	(3,503)	5,156	109
Changes in operating assets and liabilities:
Accounts receivable	(1,043)	(8,527)	(3,563)
Prepaid expenses and other current assets	986	723	(629)
Inventories	3,314	(1,076)	(4,127)
Other assets and liabilities	(1,270)	689	(835)
Accounts payable	2,753	(7,313)	(1,521)
Accrued expenses	(254)	3,646	5,551
Net cash from operating activities	13,312	42,382	36,183

Cash flow from investing activities:
Purchases of property, plant and equipment	(24,753)	(45,722)	(48,137)
Proceeds from maturities of investment securities	—	—	5,200
Net cash from investing activities	(24,753)	(45,722)	(42,937)

Cash flows from financing activities
Proceeds from PPP Loan	8,444	—	—
Proceeds from borrowings	50,043	73,750	28,424
Proceeds from notes payable - related party	—	—	3,000
Payments of debt issuance cost	—	—	(569)
Repayment of borrowings	(45,598)	(70,335)	(18,950)
Repayment of notes payable - related party	—	—	(3,000)
Repayments of financed insurance payable	(1,382)	(570)	(989)
Restricted stock surrendered for withholding taxes payable	(221)	(20)	—
Net cash from financing activities	11,286	2,825	7,916

Net change in cash and cash equivalents and restricted cash	(155)	(515)	1,162
Cash and cash equivalents and restricted cash, beginning of period	6,865	7,380	6,218
Cash and cash equivalents and restricted cash, end of period	$6,710	$6,865	$7,380

Supplemental cash flow information:
Cash paid for interest	$1,095	$999	$826
Cash paid for taxes	19	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	1,228	2,902	1,319
Financed insurance	1,588	939	1,276
Additional asset retirement obligations incurred	86	516	—

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

Ramaco Resources, Inc. (“Ramaco”) is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

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

We operate three deep mines and a surface mine at our Elk Creek mining complex. Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. Development of our Berwind mining complex began in late 2017. In 2020, we suspended development at the Berwind mining complex due to lower pricing and demand largely caused by the economic impacts of the COVID-19 pandemic. This complex remains a key part of our anticipated future growth. We expect to achieve commercial production at the Berwind mining complex approximately six months after we resume the slope project. The Knox Creek preparation plant processes coal from our Berwind mine as well as coal we may purchase from or toll wash for third parties. Our RAM Mine property is scheduled for initial production in 2022, subject to permitting and market conditions.

Impact of COVID-19 Pandemic on Our Business— The global spread of COVID-19 has created significant market volatility and economic uncertainty and disruption since early 2020. In response to the pandemic, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. These lockdowns, restrictions on public gatherings and stay-at-home measures, coupled with the spread and impact of the COVID-19 pandemic, have resulted in a significant worldwide economic slowdown. In certain cases, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. The COVID-19 pandemic may significantly worsen in the United States during the upcoming months, which may cause federal, state and local governments to reconsider imposing more severe restrictions on business and social activities. In the event governments impose such restrictions, the re-opening of the economy may be further delayed.

The Company has been adversely affected by the deterioration and increased uncertainty in the macroeconomic environment as a result of the impact of COVID-19. In 2020, two customers notified us that their contractual obligations to purchase metallurgical coal from us would be delayed or curtailed because of COVID-19. These delays or curtailments reduced our total contracted sales volumes for 2020 by approximately 10% or almost 200,000 tons.

We took other actions to limit our production and reduce capital expenditures in response to the pandemic and reduced global demand for metallurgical coal. These included:

●	an operational furlough of approximately 182 employees at the Elk Creek mining complex in West Virginia for most of the month of April 2020;
●	a one-week operational furlough of approximately 157 employees at the Elk Creek mining complex in July 2020;
●	the partial closure of our Berwind low volatile development mine complex affecting approximately 44 employees effective in July 2020; and
●	a reduction or deferral of non-essential capital expenditures including cessation of the slope project at the Berwind mining complex to adapt to the current market conditions.

To date we have not had significant issues with any of our critical suppliers, but we continue to communicate with them and closely monitor their developments to ensure we have access to the goods and services required to maintain our operations.

We continue to actively monitor the situation and may take further actions altering our business operations if we determine they are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities. Additional measures we may take could include extensions of operational furloughs, temporary salary reductions for certain executives, staffing reductions and idling or realignment of additional mines as conditions dictate. It is not clear what potential effects any such alterations or modifications may have on our business. The impact on our results in future periods could be much more significant and cannot currently be determined and quantified.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission regulations. The financial statements are presented on a consolidated basis for all periods presented. All significant intercompany balances and transactions between consolidated entities have been eliminated in consolidation.

Use of estimates—The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are related to the quantity and value of coal inventories, stock-based compensation, asset retirement obligations, contingencies, evaluation of long-lived assets for impairment, and the quantities and values of coal reserves.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2020 and 2019 were $1.4 million and $1.3 million, respectively, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value, with cost determined on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight, operating overhead, depreciation and amortization. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles. Supply inventories are valued at average cost and totaled $2.5 million at December 31, 2020 and $2.9 million at December 31, 2019.

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

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. As of December 31, 2020, the estimated aggregate liability for uninsured claims totaled $1.7 million. Of this, $0.9 million was included in other long-term liabilities within the consolidated balance sheets. As of December 31, 2019, the estimated aggregate liability for uninsured claims totaled $1.0 million, including $0.7 million in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

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

Income Taxes—Income taxes are accounted for using a balance sheet approach. We account for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no unrecognized tax positions at December 31, 2020 and 2019. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations is currently open for all tax returns filed.

Segment Reporting—Our properties located in West Virginia, Virginia and Pennsylvania each consist of mineral reserves for production of metallurgical coal from both underground and surface mines. These operations are within the Appalachia basin. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin. For financial reporting purposes, these operations represent a single segment because each possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.

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

Concentrations—Our operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our operations. In 2020, 2019 and 2018, approximately 71%, 74% and 50%, respectively, of our revenue was derived from coal shipments to customers in North American markets.

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

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not necessary as of December 31, 2020 and 2019.

During 2020, sales to three customers accounted for approximately 70% of total revenue. The total balance due from these customers at December 31, 2020 was approximately 46% of total accounts receivable. During 2019, sales to three customers accounted for approximately 53% of total revenue. The total balance due from these customers at December 31, 2019 was approximately 58% of total accounts receivable. During 2018, sales to six customers accounted for approximately 71% of total revenue.

Reclassifications—Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than is required under present U.S. GAAP. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted this new standard on January 1, 2018 using the modified retrospective method of adoption. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows, but resulted in increased disclosures related to revenue recognition policies and disaggregation of revenue.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases are exempted from the standard. We adopted ASU 2016-02 on January 1, 2019. We elected the “package of practical expedients” within the standard which permits us not to reassess prior conclusions about lease identification, lease classification and initial direct costs. We made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.3 million, which were not previously recorded on our consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which replaces the existing incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted this standard effective January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements because we do not have a history of credit losses on our financial instruments and have no material expected losses.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for us in the first quarter of 2021. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of December 31, 2020. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2020	2019
Plant and equipment	$155,173	$142,773
Construction in process	7,245	11,986
Capitalized mine development costs	74,279	58,773
Less: accumulated depreciation and amortization	(56,242)	(35,330)
Total property, plant and equipment, net	$180,455	$178,202

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $15.4 million as of December 31, 2020 and $12.7 million as of December 31, 2019.

Depreciation and amortization included:

	Years ended December 31,
(In thousands)	2020	2019	2018
Depreciation of plant and equipment	$17,094	$14,219	$9,751
Amortization of capitalized
mine development costs	3,818	5,302	2,672
Total depreciation and amortization	$20,912	$19,521	$12,423

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

NOTE 4—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial assets and liabilities were as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$5,300	$5,300	$5,532	$5,532
Accounts receivable	20,299	20,299	19,256	19,256
Other current assets - restricted cash	1,410	1,410	1,333	1,333
Financial liabilities:
Accounts payable	(11,742)	(11,742)	(10,663)	(10,663)
Debt	(17,450)	(17,450)	(12,947)	(12,947)
Other current liabilities - financed insurance payable	(862)	(862)	(656)	(656)

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

Spending estimates were escalated for inflation at 2% per year and the estimated cash outflows were then discounted at 4% at December 31, 2020 and 2019. Amounts recorded related to asset retirement obligations were as follows:

	December 31,
(In thousands)	2020	2019
Balance at beginning of year	$14,605	$12,778
Additional asset retirement obligations acquired/incurred	—	800
Expenditures made	(105)	—
Accretion expense	570	511
Revisions to estimates	86	516
Balance at end of year	$15,156	$14,605

NOTE 6—DEBT

Our outstanding debt consisted of the following:

	December 31,
(In thousands)	2020	2019
Term loan	$6,672	$9,947
Revolving Credit Facility	7,000	3,000
Equipment Loan	3,778	—
Total debt	$17,450	$12,947
Current portion of long-term debt	4,872	3,333
Long-term debt, net	$12,578	$9,614

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. As of December 31, 2020, we had remaining availability under the Revolving Credit Facility of $16.7 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. As of December 31, 2020, we were in compliance with all debt covenants.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the original principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Financing Loan”). The loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the loan within the first 12 months. This premium declines by 1% during each successive 12-month period.

Maturities of our long-term debt are as follows:

(In thousands)
Years ending December 31:
2021	$4,872
2022	11,991
2023	587
Total	$17,450

NOTE 7— SBA PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020, we received proceeds from the PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The purpose of the PPP is to encourage the continued employment of workers. Based upon receipt of this funding, we elected to recall our furloughed workers at our Elk Creek complex. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments.

The PPP Loan matures on April 16, 2022 and bears interest at a rate of 1% per annum. Pursuant to the subsequently enacted Paycheck Protection Flexibility Act of 2020, we are permitted to defer required monthly payments of principal and interest until such time as an approval or denial of forgiveness is received from the U.S. Small Business Administration (“SBA”).

The PPP Loan is evidenced by a promissory note dated April 16, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan and accrued interest thereon may be forgiven by the SBA upon documentation of expenditures in accordance with the SBA requirements and proper application by the Company. Under the CARES Act and Paycheck Protection Flexibility Act of 2020, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either the eight-week period or 24-week period beginning on the date of loan funding. For purposes of the PPP Loan, payroll costs exclude cash compensation of an individual employee in excess of $100 thousand, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness could be reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100 thousand or less annually are reduced by more than 25%.

Our application for forgiveness was approved by KeyBank and is currently being reviewed by the SBA. We believe it is probable that the full amount of the PPP Loan principal, together with accrued interest thereon, will be forgiven. Accordingly, we recognized $8.4 million as other income in the consolidated statement of operations for 2020.

NOTE 8—LEASES

Operating Leases—We lease facilities under various noncancelable operating lease agreements. Our leases have remaining lease terms of less than two years. Operating lease expense for facilities totaled $0.2 million, $0.2 million and $0.1 million in 2020, 2019 and 2018, respectively.

At December 31, 2020 and 2019, operating lease ROU assets totaled $0.1 million and $0.2 million, respectively. Operating lease liabilities at December 31, 2020 totaled $0.1 million. Of this, $31 thousand is included in other long-term liabilities within the consolidated balance sheets. Operating lease liabilities at December 31, 2019 totaled $0.2 million. Of this, $0.1 million is included in other long-term liabilities within the consolidated balance sheets.

Maturities of operating lease liabilities are as follows:

(In thousands)
Years ending December 31:
2021	$98
2022	41
Total lease payments	139
Less imputed interest	(29)
Total	$110

As of December 31, 2020, the weighted average remaining lease term was 1.3 years and the weighted average discount rate used in computing the lease obligations was 8.5%.

Coal Leases and Associated Royalty Commitments—Leases of mineral reserves and related land leases are exempted under U.S. GAAP from recognition within the financial statements. We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $11.8 million, $15.6 million and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Payments of minimum coal royalties and throughput payments for leases with Ramaco Coal, LLC commenced in 2017 pursuant to the terms of the agreements.

Future minimum lease and royalty payments for each of the next five years and thereafter are as follows:

(In thousands)
Years ending December 31:
2021	$5,297
2022	5,709
2023	5,720
2024	5,719
2025	5,719
Thereafter	12,352
Total minimum payments	$40,516

NOTE 9—EQUITY

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

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance-based stock awards and other stock-based awards may be granted. At December 31, 2020, 3.2 million shares were available under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were not in-the-money at December 31, 2020.

We grant restricted stock to certain senior executive employees and directors. The shares vest over one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense for restricted stock awards totaled $4.1 million in 2020, $4.1 million in 2019 and $2.6 million in 2018. As of December 31, 2020, there was $6.0 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.9 years.

The following table summarizes restricted awards outstanding, as well as activity for the periods:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	966,134	$6.99
Granted	889,908	5.44
Vested	(211,964)	5.70
Forfeited	(15,837)	5.73
Outstanding at December 31, 2019	1,628,241	6.32
Granted	1,867,477	3.05
Vested	(640,920)	5.30
Forfeited	(9,273)	3.49
Outstanding at December 31, 2020	2,845,525	$4.28

The total fair value of awards vested was $1.5 million during 2020 and $0.8 million during 2019.

In December 2019, we entered into modification agreements with 14 executives and employees holding 1.4 million shares of unvested restricted stock whereby the vesting periods for these share grants was extended an additional six months. In exchange for the modification, we made an additional restricted stock grant to each of these executives and employees. In all, we granted 22,000 additional restricted shares in the modification. Incremental compensation costs associated with these modifications totaled $0.8 million and was recognized during 2020.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at December 31, 2020 totaled approximately $14.9 million. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2020, contingent liabilities under these take-or-pay arrangements expiring March 31, 2021 totaled $3.3 million. The level of these take or pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and therefore on August 21, 2019 we filed suit against Federal Insurance

Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc. Currently, the case is scheduled for trial beginning June 29, 2021, in Charleston, West Virginia.

NOTE 11—REVENUE

Our revenue is derived from contracts for the sale of coal which is recognized when the performance obligations under the contracts are satisfied, which is at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts and pricing can either be by fixed-price or a price derived against index-based pricing mechanisms. Disaggregated information about our revenue is presented below:

	Years ended December 31,
(In thousands)	2020	2019	2018
Coal Sales
North American revenues	$119,981	$170,927	$114,508
Export revenues, excluding Canada	48,934	59,286	113,066
Total revenues	$168,915	$230,213	$227,574

As of December 31, 2020, outstanding performance obligations for 2021 totaled approximately 1.3 million tons for contracts having fixed pricing and 0.3 million tons for contracts with index-based pricing mechanisms.

NOTE 12—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. Production royalty payables due to Ramaco Coal, LLC totaling $0.4 million and $0.5 million at December 31, 2020 and 2019, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in 2020, 2019 and 2018 totaled $4.5 million, $9.0 million and $1.9 million, respectively.

On-going Administrative Services—Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. Charges to Ramaco Coal, LLC were $0.2 million in both 2020 and 2019. In 2018, there were no charges to Ramaco Coal, LLC.

NOTE 13—INCOME TAXES

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(In thousands)	2020	2019	2018
Current taxes:
Federal	$—	$—	$—
State	19	7	4
Current taxes	19	7	4
Deferred taxes:
Federal	(3,164)	3,228	(111)
State	(339)	1,928	220
Deferred taxes	(3,503)	5,156	109
Provision for income taxes, net	$(3,484)	$5,163	$113

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Years ended December 31,
(In thousands)	2020	2019	2018
Income taxes computed at the federal statutory rate	$(1,762)	$6,320	$5,289
Effect of:
State taxes, net of federal benefits	(253)	945	970
Percentage depletion	(714)	(2,093)	(1,033)
PPP Loan forgiveness	(1,773)	—	—
Change in valuation allowance	—	—	(4,464)
Stock-based compensation	473	109	—
Other, net	545	(118)	(649)
Total	$(3,484)	$5,163	$113

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$22,873	$19,512
Asset retirement obligations	3,972	3,523
Accrued expenses	856	725
Stock-based compensation	2,200	2,094
Other	—	—
Total deferred tax assets	29,901	25,854
Less valuation allowance	—	—
Deferred tax assets, net	29,901	25,854

Deferred tax liabilities:
Depreciation & amortization	(31,663)	(31,119)
Net deferred tax liabilities	$(1,762)	$(5,265)

As of December 31, 2020, our federal net operating loss carryforwards for income tax purposes were approximately $94 million. Total state loss carryforwards were approximately $57 million. If not utilized, federal and state net operating loss carryforwards approximating $60 million and $36 million, respectively, will expire between 2035 and 2037. The remaining net operating loss carryforwards have no statutory expiration.

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table is a calculation of the net earnings (loss) per basic and diluted share:

	Years ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Numerator
Net income (loss)	$(4,907)	$24,934	$25,074
Denominator
Weighted average shares used to compute basic EPS	42,460	40,838	40,039
Dilutive effect of stock-based awards	—	—	224
Weighted average shares used to compute diluted EPS	42,460	40,838	40,263

Earnings (loss) per share
Basic	$(0.12)	$0.61	$0.63
Diluted	$(0.12)	$0.61	$0.62

Diluted EPS for 2020 and 2019 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

* * * * *

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data derived from our unaudited interim financial statements. The following data is only a summary and should be read with our historical consolidated financial statements and related notes contained in this document.

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenues	$41,936	$36,374	$39,459	$51,146
Gross profit(a)	11,002	6,240	3,770	2,400
Operating income	1,142	(4,299)	(7,582)	(8,354)
Net income	1,963	2,652	(4,776)	(4,746)
Net earnings per share: (b)
Basic	$0.05	$0.06	$(0.11)	$(0.11)
Diluted	$0.05	$0.06	$(0.11)	$(0.11)

2019
Total revenues	$57,460	$65,761	$61,380	$45,612
Gross profit(a)	16,454	22,542	16,397	12,350
Operating income	8,250	12,889	6,452	1,941
Net income	6,883	10,613	5,550	1,888
Net earnings per share: (b)
Basic	$0.17	$0.26	$0.14	$0.05
Diluted	$0.17	$0.26	$0.14	$0.05

(a)	Represents total revenue less cost of sales.
(b)	The sum of quarterly per share amounts may not equal amounts reported for the annual periods due to the effects of rounding.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d - 15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Selected Quarterly Financial Data (Unaudited)
(b)	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 7, 2017)

3.1

Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.3

Amendment No. 1 to the Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 15, 2020)

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

10.12	Third Amendment to Berwind Lease Agreement and Consent to Sublease, dated December 19, 2017, by and between Berwind Land Company and Ramaco Central Appalachia, LLC (incorporated by reference to

Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.13

Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.14

Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.15

Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.16

Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.17

Amendment No. 4 to Elk Creek Coal Lease Agreement, dated January 12, 2017, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.18

Amendment No. 5 to Elk Creek Coal Lease Agreement, dated September 28, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.19

Amendment No. 6 to Elk Creek Coal Lease Agreement, dated December 21, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.20

Amendment No. 7 to Elk Creek Coal Lease Agreement, dated February 1, 2019, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.21

Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.22

Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

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

†10.48	Indemnification Agreement (Peter Leidel) (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K (File No. 001 38003) filed with the Commission on February 20, 2020)

†10.49	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K (File No. 001 38003) filed with the Commission on February 20, 2020)

†10.50

Indemnification Agreement (C. Lynch Christian, III) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K (File No. 001 38003) filed with the Commission on February 20, 2020)

*†10.51	Indemnification Agreement (Mahmud Riffat)

*†10.52	Indemnification Agreement (David E. K. Frischkorn, Jr.)

*†10.53	Indemnification Agreement (E. Forrest Jones, Jr.)

†10.54	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

†10.55

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.56

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.57

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

†10.58

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

10.59

Credit and Security Agreement, dated November 2, 2018, by and among: (i) Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 2, 2018)

10.60

First Amendment to Credit and Security Agreement, dated as of February 20, 2020, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, the lenders party thereto and KeyBank National Association as administrative agent, collateral agent, a lender and issuing bank (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.61

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 20, 2020)

10.62

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.63

Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.64

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 28, 2020)

*10.65	Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Briggs & Veselka Co.

*23.2	Consent of Weir International, Inc.

*23.3	Consent of True Line, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101	Interactive Data File (Form 10-K for the year ended December 31, 2020 filed in XBRL). The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*    Exhibit filed herewith.

†    Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 18, 2021	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 18, 2021	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

February 18, 2021	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

February 18, 2021	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

February 18, 2021	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

February 18, 2021	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

February 18, 2021	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

February 18, 2021	By:	/s/ Jennifer Gray
Jennifer Gray
Director

February 18, 2021	By:	/s/ Bruce E. Cryder
Bruce E. Cryder
Director

February 18, 2021	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

February 18, 2021	By:	/s/ Peter Leidel
Peter Leidel
Director

February 18, 2021	By:	/s/ Mahmud Riffat
Mahmud Riffat
Director

February 18, 2021	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

February 18, 2021	By:	/s/ E. Forrest Jones, Jr.
E. Forrest Jones, Jr.
Director