Form 10-Q
period 2021-03-31
Ramaco Resources, Inc.
filed 2021-05-12
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, the registrant had 44,170,288 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2021 and other filings of the Company with the SEC.

Forward-looking statements may include statements about:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, including as a result of the change in the presidential administration and composition of the U.S. Congress, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	our expectations relating to dividend payments and our ability to make such payments, if any; and

●	other risks identified in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal. Moreover, we operate in a very competitive and rapidly changing environment and additional risks may arise from time to time. It is not possible for our management to predict all of the risks associated with our business, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement and speak only as of the date of this Quarterly Report. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
In thousands, except share and per-share amounts

Assets
Current assets
Cash and cash equivalents	$5,544	$5,300
Accounts receivable	21,743	20,299
Inventories	24,190	11,947
Prepaid expenses and other	5,833	4,953
Total current assets	57,310	42,499

Property, plant and equipment – net	177,736	180,455
Advanced coal royalties	5,397	4,784
Other	540	885
Total Assets	$240,983	$228,623

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$16,751	$11,742
Accrued expenses	10,721	11,591
Asset retirement obligations	395	46
Current portion of long-term debt	4,902	4,872
Other current liabilities	485	862
Total current liabilities	33,254	29,113

Asset retirement obligations	14,873	15,110
Long-term debt, net	15,954	12,578
Deferred tax liability	1,596	1,762
Other long-term liabilities	1,013	965
Total liabilities	66,690	59,528

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,229,961 at March 31, 2021 and 42,706,908 at December 31, 2020 shares issued and outstanding	442	427
Additional paid-in capital	159,899	158,859
Retained earnings	13,952	9,809
Total stockholders' equity	174,293	169,095
Total Liabilities and Stockholders' Equity	$240,983	$228,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per-share amounts	2021	2020

Revenue	$43,455	$41,935

Costs and expenses
Cost of sales (exclusive of items shown separately below)	31,198	30,934
Asset retirement obligation accretion	151	141
Depreciation and amortization	6,155	5,002
Selling, general and administrative	4,707	4,717
Total costs and expenses	42,211	40,794

Operating income	1,244	1,141

Other income	2,935	1,210
Interest expense, net	(202)	(279)
Income before tax	3,977	2,072
Income tax (benefit) expense	(166)	110
Net income	$4,143	$1,962

Earnings per common share
Basic	$0.10	$0.05
Diluted	$0.10	$0.05

Basic weighted average shares outstanding	43,443	41,760
Diluted weighted average shares outstanding	43,443	41,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2021	$427	$158,859	$9,809	$169,095
Stock-based compensation	15	1,040	—	1,055
Net income	—	—	4,143	4,143
Balance at March 31, 2021	442	159,899	13,952	174,293

Balance at January 1, 2020	$410	$154,957	$14,716	$170,083
Stock-based compensation	17	906	—	923
Net income	—	—	1,962	1,962
Balance at March 31, 2020	427	155,863	16,678	172,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2021	2020
Cash flows from operating activities
Net income	$4,143	$1,962
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	151	141
Depreciation and amortization	6,155	5,002
Amortization of debt issuance costs	14	14
Stock-based compensation	1,055	923
Other income - employee retention tax credit	(2,462)	—
Deferred income taxes	(166)	110
Changes in operating assets and liabilities:
Accounts receivable	(1,444)	4,836
Prepaid expenses and other current assets	1,127	(554)
Inventories	(12,243)	(8,197)
Other assets and liabilities	(220)	(214)
Accounts payable	5,324	2,649
Accrued expenses	(935)	(256)
Net cash from operating activities	499	6,416

Cash flow from investing activities:
Purchases of property, plant and equipment	(3,725)	(8,900)
Net cash from investing activities	(3,725)	(8,900)

Cash flows from financing activities
Proceeds from borrowings	11,600	22,200
Repayment of borrowings	(8,208)	(9,533)
Repayments of financed insurance payable	(377)	(281)
Net cash from financing activities	3,015	12,386

Net change in cash and cash equivalents and restricted cash	(211)	9,902
Cash and cash equivalents and restricted cash, beginning of period	6,710	6,865
Cash and cash equivalents and restricted cash, end of period	$6,499	$16,767

Supplemental cash flow information:
Cash paid for interest	$186	$242
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	913	2,689
Additional asset retirement obligations incurred	26	9

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

COVID-19 Pandemic—The global spread of COVID-19 created significant volatility, uncertainty and economic disruption during 2020. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. After the initial outbreak, we observed a declining demand for, and declines in the spot price of, metallurgical coal as business and consumer activity decelerated across the globe. In the first quarter of 2021, we saw an increase in demand from our primary customers, as the global economic recovery began. In the first quarter of 2021, U.S. steel prices increased significantly due to this recovery and the effects from large-scale government stimulus measures.

We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for, all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.0 million at March 31, 2021 and $1.4 million at December 31, 2020. These consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At March 31, 2021, the estimated aggregate liability for uninsured claims totaled $1.2 million. Of this, $1.0 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2020, the estimated aggregate liability for uninsured claims totaled $1.7 million including $0.9 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

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

Concentrations—During the three months ended March 31, 2021, sales to two customers accounted for approximately 35% and 31% of our total revenue, respectively, aggregating to approximately 66% of our total revenue. The balance due from these two customers at March 31, 2021 was approximately 65% of total accounts receivable. During the three months ended March 31, 2020, sales to three customers accounted for approximately 73% of total revenue.

Recent Accounting Pronouncements—In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard was effective for us in the first quarter of our fiscal year 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Plant and equipment	$157,424	$155,173
Construction in process	5,551	7,245
Capitalized mine development costs	77,158	74,279
Less: accumulated depreciation and amortization	(62,397)	(56,242)
Total property, plant and equipment, net	$177,736	$180,455

Capitalized amounts related to coal reserves at properties where we are not currently developing or actively engaged in mining operations totaled $14.3 million as of March 31, 2021 and $15.4 million as of December 31, 2020.

Depreciation and amortization included:

	Three months ended March 31,
(In thousands)	2021	2020
Depreciation of plant and equipment	$4,399	$4,175
Amortization of capitalized
mine development costs	1,756	827
Total depreciation and amortization	$6,155	$5,002

NOTE 4—DEBT

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended, the “Credit Agreement”) with KeyBank National Association (“KeyBank”). The Credit Agreement was amended on February 20, 2020 and March 19, 2021 and consists of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million in the form of a revolving line of credit (the “Revolving Credit Facility”), including $3.0 million letter of credit availability. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Credit Agreement.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. At March 31, 2021, $11.6 million was outstanding under the Revolving Credit Facility and we had remaining availability of $13.6 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $5.9 million at March 31, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At March 31, 2021, we were in compliance with all debt covenants in the Credit Agreement.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Financing Loan”). The loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the loan within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Financing Loan was $3.4 million at March 31, 2021.

NOTE 5—SBA PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020, we received proceeds from the PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The purpose of the PPP was to encourage the continued employment of workers. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments.

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

Our application for forgiveness was approved by KeyBank and is currently being reviewed by the SBA. We expect the full amount of the PPP Loan principal, together with accrued interest thereon, will be forgiven. Accordingly, we recognized $8.4 million as other income in the consolidated statement of operations for 2020.

NOTE 6—EQUITY

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At March 31, 2021, 1.7 million shares were reserved under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock with an exercise price of $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were not in-the-money at March 31, 2021.

We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted stock on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.1 million for the three months ended March 31, 2021. At March 31, 2021, there was $11.6 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 2.3 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	2,845,525	4.28
Granted	1,592,659	4.37
Vested	—	—
Forfeited	(69,606)	4.20
Outstanding at March 31, 2021	4,368,578	$4.32

NOTE 7—COMMITMENTS AND CONTINGENCIES

Surety Bonds—At March 31, 2021, we had total reclamation bonding requirements of $15.4 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. At March 31, 2021, contingent liabilities under these take-or-pay arrangements totaled $7.0 million under two contracts expiring December 31, 2021 and February 29, 2024. The level of these take-or-pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

Litigation—From time to time, the Company may be subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy, and, therefore, on August 21, 2019, we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and required coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc. Currently, the case is scheduled for trial beginning June 29, 2021, in Charleston, West Virginia.

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

	Three months ended March 31,
(In thousands)	2021	2020
Coal Sales
North American revenues	$20,107	$30,532
Export revenues, excluding Canada	23,348	11,403
Total revenues	$43,455	$41,935

At March 31, 2021, we had outstanding performance obligations for the remainder of 2021 of approximately 1.2 million tons for contracts with fixed sales prices averaging $87/ton and 0.3 million tons for contracts with index-based pricing mechanisms.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods.

During the three months ended March 31, 2021, we recognized a tax benefit of $0.4 million for legislative changes in the state of West Virginia. The effective tax rate for the three months ended March 31, 2021, excluding this discrete benefit, was approximately 5%. Our effective tax rate for the three months ended March 31, 2020 was also 5%. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended March 31,
(In thousands, except per share amounts)	2021	2020
Numerator
Net income	$4,143	$1,962
Denominator
Weighted average shares used to compute basic EPS	43,443	41,760
Dilutive effect of stock-based awards	—	—
Weighted average shares used to compute diluted EPS	43,443	41,760

Earnings per share
Basic	$0.10	$0.05
Diluted	$0.10	$0.05

Diluted EPS in each of the three months ended March 31, 2021 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Production royalty payables totaling $0.5 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in the three months ended March 31, 2021 totaled $1.1 million. In the three months ended March 31, 2020, royalties paid to Ramaco Coal, LLC totaled $1.2 million.

Click or tap here to enter text.

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

Overview

Our primary source of revenue is the sale of metallurgical coal. As of March 31, 2021, we had a 262-million-ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. Our plan is to complete development of our existing properties and grow production to more than 4-4.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

During the first quarter of 2021, we sold 0.4 million tons of coal. Of this, 46% was sold in North American markets and 54% was sold in export markets, excluding Canada, principally to Europe, South America, Asia and Africa. During the first quarter of 2020, 73% of our sales were sold in North American markets, with the remaining 27% being sold into the export markets, excluding Canada.

At March 31, 2021, we had outstanding performance obligations for the remainder of 2021 of approximately 1.2 million tons for contracts with fixed sales prices averaging $87/ton and 0.3 million tons for contracts with index-based pricing mechanisms.

The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. After the initial outbreak, we observed a declining demand for, and declines in the spot price of, metallurgical coal as business and consumer activity decelerated across the globe. In the first quarter of 2021, we saw an increase in demand from our primary customers, as the global economic recovery began. In first quarter of 2021, U.S. steel prices increased significantly due to this recovery and the effects from large-scale government stimulus measures.

We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Results of Operations

	Three months ended March 31,
(In thousands)	2021	2020

Consolidated statement of operations data

Revenue	$43,455	$41,935
Costs and expenses
Cost of sales (exclusive of items shown separately below)	31,198	30,934
Asset retirement obligation accretion	151	141
Depreciation and amortization	6,155	5,002
Selling, general and administrative	4,707	4,717
Total costs and expenses	42,211	40,794

Operating income	1,244	1,141

Other income	2,935	1,210
Interest expense, net	(202)	(279)
Income before tax	3,977	2,072

Income tax (benefit) expense	(166)	110

Net income	$4,143	$1,962

Adjusted EBITDA	$11,540	$8,417

We reported a net income of $4.1 million and Adjusted EBITDA of $11.5 million in the first quarter of 2021, which were each higher than that of the first quarter of 2020. In the first quarter of 2021, we benefited from a lower cash cost per ton sold and recognition of $2.5 million for the CARES Act Employee Retention Tax Credit. We expect the company will qualify for and recognize a similar amount for the CARES Act Employee Retention Tax Credit in the second quarter of 2021.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine) each exclude the impact of transportation billings and costs.

Coal sales information is summarized as follows:

	Three months ended March 31,
(In thousands)	2021	2020	Increase (Decrease)
Company Produced
Coal sales revenue	$41,794	$41,935	$(141)
Tons sold	406	416	(10)
Purchased from Third Parties
Coal sales revenue	$1,661	$—	$1,661
Tons sold	16	—	16

Coal sales revenue in the first quarter of 2021 was $43.5 million, 4% higher than in the first quarter of 2020 principally due to slightly higher volumes and higher billings for transportation in the first quarter of 2021. Revenue per ton sold (FOB mine) declined 5% from $93/ton in the first quarter of 2020 to $88/ton in the first quarter of 2021. We sold 422 thousand tons of coal in the first quarter of 2021, a 1% increase over the same period of 2020.

Cost of sales. Our cost of sales totaled $31.2 million for the three months ended March 31, 2021 as compared with $30.9 million for the same period in 2020, a slight increase due to higher transportation costs from a higher mix of export shipments. The cash cost per ton sold (FOB mine) for the first quarter of 2021 was $59, compared with $67 in the first quarter of 2020. Improvement in our cash cost per ton sold in the 2021 period is principally due to higher production volumes, which better leveraged our fixed costs, along with a severance tax recovery of $1.0 million for one of our mines.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.2 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.

Depreciation and amortization. Depreciation and amortization expense was $6.2 million and $5.0 million for each of the respective periods ended March 31, 2021 and 2020, principally due to higher production volumes in the first quarter of 2021.

Selling, general and administrative. Selling, general and administrative expenses were $4.7 million for both of the three-month periods ended March 31, 2021 and 2020.

Other income. Other income was $2.9 million for the three months ended March 31, 2021, as compared with $1.2 million for the three months ended March 31, 2020, principally due to the recognition of $2.5 million for the CARES Act Employee Retention Tax Credit during the three months ended March 31, 2021.

Interest expense, net. Interest expense, net was approximately $0.2 million for the three month period ended March 31, 2021 and $0.3 million for the same period in 2020.

Income tax expense. During the three months ended March 31, 2021, we recognized a tax benefit of $0.4 million due to legislative changes in the state of West Virginia. The effective tax rate for the three months ended March 31, 2021, excluding this discrete benefit, was approximately 5%. Our effective tax rate for the three months ended March 31, 2020 was also 5%. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

Cash taxes paid for 2021 are expected to be less than $40 thousand.

Liquidity and Capital Resources

At March 31, 2021, we had $5.5 million of cash and cash equivalents and $13.6 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first three months of 2021

Sources of cash:

●	Cash flows from operating activities were $0.5 million. This included a negative impact from the primary components of our working capital (receivables, inventories and accounts payable) of a net $8.4 million, primarily associated with a build-up of inventories.
●	We made net borrowings of $3.0 million principally to manage our normal operating cash position and to fund capital expenditures.

Uses of cash:

●	Capital expenditures were $3.7 million principally for development of the Triad mine and for infrastructure at our Elk Creek mining complex.

At March 31, 2021, we also had $1.0 million of restricted cash balances, classified in other current assets in the consolidated balance sheets, for potential future workers’ compensation claims.

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

Additional factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include:

●	Timely delivery of our product by rail and other transportation carriers;
●	Timely payment of accounts receivable by our customers;
●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines, processing plants and refuse disposal facilities, which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Indebtedness

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into the Credit Agreement with KeyBank. The Credit Agreement was amended on February 20, 2020 and on March 19, 2021, and consists of Term Loan and the Revolving Credit Facility. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Credit Agreement.

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. At March 31, 2021, $11.6 million was outstanding under the Revolving Credit Facility and we had remaining availability of $13.6 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance under the Term Loan was $5.9 million at March 31, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At March 31, 2021, we were in compliance with all debt covenants under the Credit Agreement.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment. The equipment loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Financing Loan was $3.4 million at March 31, 2021.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from the PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments.

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

Off-Balance Sheet Arrangements

At March 31, 2021, we had no material off-balance sheet arrangements.

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

	Three months ended March 31,
(In thousands)	2021	2020
Reconciliation of Net Income to Adjusted EBITDA
Net income	$4,143	$1,962
Depreciation and amortization	6,155	5,002
Interest expense, net	202	279
Income tax (benefit) expense	(166)	110
EBITDA	10,334	7,353
Stock-based compensation	1,055	923
Accretion of asset retirement obligation	151	141
Adjusted EBITDA	$11,540	$8,417

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

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$41,794	$1,661	$43,455	$41,935	$—	$41,935
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(5,803)	(421)	(6,224)	(3,105)	—	(3,105)
Non-GAAP revenue (FOB mine)	$35,991	$1,240	$37,231	$38,830	$—	$38,830
Tons sold	406	16	422	416	—	416
Revenue per ton sold (FOB mine)	$89	$79	$88	$93	$—	$93

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

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$29,636	$1,562	$31,198	$30,934	$—	$30,934
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(5,803)	(421)	(6,224)	(3,105)	—	(3,105)
Non-GAAP cash cost of sales	$23,833	$1,141	$24,974	$27,829	$—	$27,829
Tons sold	406	16	422	416	—	416
Cash cost per ton sold	$59	$72	$59	$67	$—	$67

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition, cash flows or future results of operations.

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

Item 6. Exhibits

10.1

Second Amendment to Credit and Security Agreement dated as of March 19, 2021 by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, the lenders party thereto and KeyBank National Association, as administrative agent, collateral agent, a lender and issuing bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on March 23, 2021).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the SEC on January 11, 2017).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Exhibit filed herewith.

**   Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMACO RESOURCES, INC.

May 12, 2021	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 12, 2021	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)