Form 10-Q
period 2021-06-30
Ramaco Resources, Inc.
filed 2021-08-02
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

250 West Main Street, Suite 1800
Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip code)

(859) 244-7455
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	METC	NASDAQ Global Select Market
9.00% Senior Notes due 2026	METCL	NASDAQ Global Select Market

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

As of July 30, 2021, the registrant had 44,109,366 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, including as a result of the change in the presidential administration and composition of the U.S. Congress, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;

●	our expectations relating to dividend payments and our ability to make such payments, if any; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
In thousands, except share and per-share amounts

Assets
Current assets
Cash and cash equivalents	$19,394	$5,300
Accounts receivable	13,882	20,299
Inventories	19,575	11,947
Prepaid expenses and other	4,912	4,953
Total current assets	57,763	42,499
Property, plant and equipment, net	177,575	180,455
Financing lease right-of-use assets, net	5,750	—
Advanced coal royalties	5,421	4,784
Other	573	885
Total Assets	$247,082	$228,623

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$16,847	$11,742
Accrued expenses	12,946	11,591
Asset retirement obligations	334	46
Current portion of long-term debt	4,931	4,872
Current portion of financing lease obligations	1,748	—
Other current liabilities	111	862
Total current liabilities	36,917	29,113
Asset retirement obligations	15,201	15,110
Long-term debt, net	3,125	12,578
Long-term financing lease obligations, net	3,584	—
Deferred tax liability	1,824	1,762
Other long-term liabilities	1,001	965
Total liabilities	61,652	59,528

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,109,366 at June 30, 2021 and 42,706,908 at December 31, 2020 shares issued and outstanding	441	427
Additional paid-in capital	161,095	158,859
Retained earnings	23,894	9,809
Total stockholders' equity	185,430	169,095
Total Liabilities and Stockholders' Equity	$247,082	$228,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per-share amounts	2021	2020	2021	2020

Revenue	$76,057	$36,374	$119,511	$78,310

Costs and expenses
Cost of sales (exclusive of items shown separately below)	57,762	30,134	88,958	61,069
Asset retirement obligations accretion	154	159	305	300
Depreciation and amortization	5,955	5,341	12,110	10,343
Selling, general and administrative	5,165	5,039	9,873	9,756
Total costs and expenses	69,036	40,673	111,246	81,468

Operating income (loss)	7,021	(4,299)	8,265	(3,158)

Other income	3,432	8,504	6,367	9,714
Interest expense, net	(283)	(293)	(485)	(572)
Income before tax	10,170	3,912	14,147	5,984
Income tax expense	228	1,260	62	1,370
Net income	$9,942	$2,652	$14,085	$4,614

Earnings per common share
Basic	$0.23	$0.06	$0.32	$0.11
Diluted	$0.23	$0.06	$0.32	$0.11

Basic weighted average shares outstanding	44,184	42,704	43,816	42,232
Diluted weighted average shares outstanding	44,184	42,704	43,816	42,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2021	$427	$158,859	$9,809	$169,095
Stock-based compensation	15	1,040	—	1,055
Net income	—	—	4,143	4,143
Balance at March 31, 2021	442	159,899	13,952	174,293
Restricted stock surrendered for withholding taxes payable	(1)	(326)	—	(327)
Stock-based compensation	—	1,522	—	1,522
Net income	—	—	9,942	9,942
Balance at June 30, 2021	441	161,095	23,894	185,430

Balance at January 1, 2020	$410	$154,957	$14,716	$170,083
Stock-based compensation	17	906	—	923
Net income	—	—	1,962	1,962
Balance at March 31, 2020	427	155,863	16,678	172,968
Restricted stock surrendered for withholding taxes payable	(1)	(192)	—	(193)
Stock-based compensation	—	1,106	—	1,106
Net income	—	—	2,652	2,652
Balance at June 30, 2020	426	156,777	19,330	176,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2021	2020
Cash flows from operating activities
Net income	$14,085	$4,614
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	305	300
Depreciation and amortization	12,110	10,343
Amortization of debt issuance costs	29	29
Stock-based compensation	2,577	2,029
Other income - employee retention tax credit	(5,316)	—
Other income - PPP Loan	—	(7,305)
Deferred income taxes	62	1,370
Changes in operating assets and liabilities:
Accounts receivable	6,417	3,455
Prepaid expenses and other current assets	4,724	1,229
Inventories	(7,628)	(10,194)
Other assets and liabilities	(258)	(372)
Accounts payable	4,562	323
Accrued expenses	1,253	1,012
Net cash from operating activities	32,922	6,833

Cash flow from investing activities:
Purchases of property, plant and equipment	(8,551)	(18,019)
Net cash from investing activities	(8,551)	(18,019)

Cash flows from financing activities
Proceeds from PPP Loan	—	8,444
Proceeds from borrowings	14,100	29,443
Repayments of borrowings	(23,523)	(21,604)
Repayments of financed insurance payable	(751)	(562)
Repayments of financing leased equipment	(409)	—
Restricted stock surrendered for withholding taxes payable	(327)	(193)
Net cash from financing activities	(10,910)	15,528

Net change in cash and cash equivalents and restricted cash	13,461	4,342
Cash and cash equivalents and restricted cash, beginning of period	6,710	6,865
Cash and cash equivalents and restricted cash, end of period	$20,171	$11,207

Supplemental cash flow information:
Cash paid for interest	$419	$532
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	5,741	—
Capital expenditures included in accounts payable and accrued expenses	1,771	152
Additional asset retirement obligations incurred	145	17

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

COVID-19 Pandemic—The global spread of COVID-19 created significant volatility, uncertainty and economic disruption during 2020. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. After the initial outbreak, we observed a declining demand for, and declines in the spot price of, metallurgical coal as business and consumer activity decelerated across the globe. Throughout 2021, we are seeing increases in demand from our primary customers, as the global economic recovery began. U.S. steel prices also have increased significantly due to this recovery and the effects from large-scale government stimulus measures.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $0.8 million at June 30, 2021 and $1.4 million at December 31, 2020. These consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At June 30, 2021, the estimated aggregate liability for uninsured claims totaled $1.2 million. Of this, $1.0 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2020, the estimated aggregate liability for uninsured claims totaled $1.7 million including $0.9 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

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

Concentrations—During the three months ended June 30, 2021, sales to two customers accounted for approximately 34% and 12% of our total revenue, respectively, aggregating to approximately 46% of our total revenue. The balance due from these two customers at June 30, 2021 was approximately 9% of total accounts receivable. During the six months ended June 30, 2021, sales to two customers accounted for approximately 33% and 19% of our total revenue, respectively, aggregating to approximately 52% of our total revenue. The balance due from these two customers at June 30, 2021 was approximately 9% of total accounts receivable. During the three months ended June 30, 2020, sales to three customers accounted for approximately 73% of total revenue. During the six months ended June 30, 2020, sales to two customers accounted for approximately 56% of total revenue.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements and the timing of adoption.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Plant and equipment	$158,959	$155,173
Construction in process	4,778	7,245
Capitalized mine development costs	81,549	74,279
Less: accumulated depreciation and amortization	(67,711)	(56,242)
Total property, plant and equipment, net	$177,575	$180,455

Capitalized amounts related to coal reserves at properties where we are not currently developing or actively engaged in mining operations totaled $14.2 million as of June 30, 2021 and $15.4 million as of December 31, 2020.

Depreciation and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Depreciation of plant and equipment	$4,471	$4,240	$8,870	$8,415
Depreciation of right of use assets	127	—	127	—
Amortization of capitalized
mine development costs	1,357	1,101	3,113	1,928
Total depreciation and amortization	$5,955	$5,341	$12,110	$10,343

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. At June 30, 2021, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $30.0 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $5.0 million at June 30, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At June 30, 2021, we were in compliance with all debt covenants in the Credit Agreement.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Financing Loan”). The loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the loan within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Financing Loan was $3.0 million at June 30, 2021.

Completion of $34.5 million Senior Unsecured Notes Offering – On July 13, 2021, we closed a public offering of our 9.00% Senior Unsecured Notes due 2026. See Note 13 for more information.

NOTE 5—LEASES

The Company has various financing leases for mining equipment which originated in the second quarter of 2021. These leases are generally for terms up to 36 months and expire through 2024. We have one operating lease for office space that expires at the end of 2021.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	June 30, 2021	December 31, 2020

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$5,750	$—
Operating	Other assets	63	110
Total right-of-use assets		$5,813	$110

Current lease liabilities
Financing	Current portion of financing lease obligations	$1,748	$—
Operating	Other current liabilities	63	79
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$3,584	$—
Operating	Other long-term liabilities	—	31
Total lease liabilities		$5,395	$110

Minimum lease payments for our lease obligations are as follows:

	June 30, 2021
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2021	$755	$82	$837
2022	2,203	—	2,203
2023	1,994	—	1,994
2024	722	—	722
Total undiscounted lease payments	5,674	82	5,756
Less: Amounts representing interest	(342)	(19)	(361)
Present value of lease obligations	$5,332	$63	$5,395

Weighted average remaining term (years)	2.8	0.9
Weighted average discount rate	4.1%	8.3%

NOTE 6—SBA PAYCHECK PROTECTION PROGRAM LOAN

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

As of June 30, 2021, our application for forgiveness was approved by KeyBank and we anticipated the full amount of the PPP Loan principal, together with accrued interest thereon, would be forgiven. Accordingly, we recognized $8.4 million as other income in the consolidated statement of operations for 2020. On July 29, 2021, we were notified by KeyBank that full forgiveness has been approved by the SBA. See Note 13 for more information.

NOTE 7—EQUITY

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At June 30, 2021, 1.7 million shares were reserved under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock with an exercise price of $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and the exercise price is less than the average stock price for the three and six month periods ended June 30, 2021.

We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted stock on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.5 million and $2.6 million for the three and six months ended June 30, 2021, respectively. At June 30, 2021, there was $9.9 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 2.1 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	2,845,525	4.28
Granted	1,592,659	4.37
Vested	(321,075)	8.03
Forfeited	(129,279)	4.11
Outstanding at June 30, 2021	3,987,830	$4.02

NOTE 8—COMMITMENTS AND CONTINGENCIES

Surety Bonds—At June 30, 2021, we had total reclamation bonding requirements of $15.7 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. At June 30, 2021, contingent liabilities under these take-or-pay arrangements totaled $6.3 million under four contracts expiring at various dates between December 31, 2021, and March 31, 2024. The level of these take-or-pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

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

The case went to trial beginning on June 29, 2021. On July 15, 2021, the jury returned a verdict in favor of the Company for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. The Company will seek to additionally recover its attorney’s fees and costs. This verdict is not final and may be subject to post-trial motions or appeal. We have, therefore, not recognized any gain related to this verdict as of June 30, 2021.

NOTE 9—REVENUE

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Coal Sales
North American revenues	$37,550	$31,005	$57,656	$62,510
Export revenues, excluding Canada	38,507	5,369	61,855	15,800
Total revenues	$76,057	$36,374	$119,511	$78,310

At June 30, 2021, we had outstanding performance obligations for the remainder of 2021 of approximately 0.8 million tons for contracts with fixed sales prices averaging $86/ton and 0.1 million tons for contracts with index-based pricing mechanisms.

NOTE 10—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items are recognized in the period these occur.

The following table summarizes income tax expense, including the impact of discrete items, for each period presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Deferred income tax expense	$1,039	825	1,229	935
Discrete items:
State income taxes - West Virginia	(1,030)	—	(1,386)	—
Stock-based compensation	219	435	219	435
Total income tax expense	$228	$1,260	$62	$1,370

Discrete items include the impact of legislative changes in West Virginia and tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. Excluding these discrete items, our effective tax rate for the three months ended June 30, 2021 and 2020 was 10% and 21%, respectively. Similarly, our effective tax rate for the six months ended June 30, 2021 and 2020 was 9% and 16%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

NOTE 11—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income	$9,942	$2,652	$14,085	$4,614
Denominator
Weighted average shares used to compute basic EPS	44,184	42,704	43,816	42,232
Dilutive effect of stock-based awards	—	—	—	—
Weighted average shares used to compute diluted EPS	44,184	42,704	43,816	42,232

Earnings per share
Basic	$0.23	$0.06	$0.32	$0.11
Diluted	$0.23	$0.06	$0.32	$0.11

Diluted EPS in each of the three and six month periods ended June 30, 2021 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 12—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC, a related party. Production royalty payables totaling $0.4 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in the three and six months ended June 30, 2021 totaled $1.5 million and $2.6 million, respectively. In the three and six months ended June 30, 2020, royalties paid to Ramaco Coal, LLC totaled $1.1 million and $2.3 million, respectively.

NOTE 13—SUBSEQUENT EVENTS

Completion of $34.5 million Senior Unsecured Notes Offering – On July 13, 2021, we closed a public offering of our 9.00% Senior Unsecured Notes due 2026 (the “Notes”) having an aggregate principal amount of $34.5 million (the “Offering”). The Notes mature on July 30, 2026, unless redeemed prior to maturity. The Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

The net proceeds from the Offering will be used for general corporate purposes, including funding future acquisitions and investments, making capital expenditures and funding working capital.

The Notes will be listed on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “METCL.” Trading on the NASDAQ is expected to commence within 30 days after the Notes were first issued.

Chubb Insurance Lawsuit—On July 15, 2021, the jury returned a verdict in favor of the Company for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. The Company will seek to additionally recover its attorney’s fees and costs. This verdict is not final and may be subject to post-trial motions or appeal. We have, therefore, not recognized any gain related to this verdict as of June 30, 2021

SBA Paycheck Protection Program Loan – On July 29, 2021 the Company was notified by KeyBank that its $8.4 million in loan proceeds from the SBA Paycheck Protection Program has been approved for full forgiveness by the SBA. This was in-line with our expectations, as we have previously noted that “We anticipated the full amount of the

PPP Loan principal, together with accrued interest thereon, would be forgiven. Accordingly, we recognized $8.4 million as other income in the consolidated statement of operations.”

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

Overview

Our primary source of revenue is the sale of metallurgical coal. As of June 30, 2021, we had a 261-million-ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. Our plan is to complete development of our existing properties and grow production to more than 4-4.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

During the second quarter of 2021, we sold 0.7 million tons of coal. Of this, 49% was sold in North American markets and 51% was sold in export markets, excluding Canada, principally to Europe, South America, Asia and Africa. During the second quarter of 2020, 85% of our sales were sold in North American markets, with the remaining 15% being sold into the export markets, excluding Canada.

At June 30, 2021, we had outstanding performance obligations for the remainder of 2021 of approximately 0.8 million tons for contracts with fixed sales prices averaging $86/ton and 0.1 million tons for contracts with index-based pricing mechanisms.

The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. After the initial outbreak, we observed a declining demand for, and declines in the spot price of, metallurgical coal as business and consumer activity decelerated across the globe. Throughout 2021, we are seeing increases in demand from our primary customers, as the global economic recovery began. U.S. steel prices have also increased significantly due to this recovery and the effects from large-scale government stimulus measures.

We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Recent Developments

Completion of $34.5 million Senior Unsecured Notes Offering – On July 13, 2021, we closed a public offering of our 9.00% Senior Unsecured Notes due 2026 (the “Notes”) having an aggregate principal amount of $34.5 million (the “Offering”). The Notes mature on July 30, 2026, unless redeemed prior to maturity. The Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Notes in whole or in part, at our option, at any time on or after July

30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

The net proceeds from the Offering will be used for general corporate purposes, including funding future acquisitions and investments, making capital expenditures and funding working capital.

The Notes are listed on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “METCL.” Trading on the NASDAQ has commenced.

Chubb Insurance Litigation—On November 5, 2018, one of three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of the plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy, and, therefore, on August 21, 2019, we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and required coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc.

The case went to trial beginning on June 29, 2021. On July 15, 2021, the jury returned a verdict in favor of the Company for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. The Company will seek to additionally recover its attorney’s fees and costs. This verdict is not final and may be subject to post-trial motions or appeal. We have, therefore, not recognized any gain related to this verdict as of June 30, 2021.

SBA Paycheck Protection Program Loan – On July 29, 2021 the Company was notified by KeyBank that its $8.4 million in loan proceeds from the SBA Paycheck Protection Program has been approved for full forgiveness by the SBA. This was in-line with our expectations, as we have previously noted that “We anticipated the full amount of the PPP Loan principal, together with accrued interest thereon, would be forgiven. Accordingly, we recognized $8.4 million as other income in the consolidated statement of operations.”

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020

Consolidated statement of operations data (unaudited)

Revenue	$76,057	$36,374	$119,511	$78,310
Costs and expenses
Cost of sales (exclusive of items shown separately below)	57,762	30,134	88,958	61,069
Asset retirement obligations accretion	154	159	305	300
Depreciation and amortization	5,955	5,341	12,110	10,343
Selling, general and administrative	5,165	5,039	9,873	9,756
Total costs and expenses	69,036	40,673	111,246	81,468

Operating income (loss)	7,021	(4,299)	8,265	(3,158)

Other income	3,432	8,504	6,367	9,714
Interest expense, net	(283)	(293)	(485)	(572)
Income before tax	10,170	3,912	14,147	5,984

Income tax expense	228	1,260	62	1,370

Net income	$9,942	$2,652	$14,085	$4,614

Adjusted EBITDA	$18,084	$10,811	$29,624	$19,228

In each of the three and six month periods ended June 30, 2021, our net income and Adjusted EBITDA were significantly higher compared to the same periods in 2020. Sales volumes were 42% higher during the six months ended June 30, 2021 than the same period during 2020, which was primarily a result of the effects of COVID-19. In the first half of 2021, we recognized a total of $5.3 million in other income for the CARES Act Employee Retention Tax Credit. The Company does not expect to qualify for the CARES Act Employee Retention Tax Credit in the third quarter of 2021. In the first half of 2020, we recognized $7.3 million in other income for the anticipated forgiveness of the PPP Loan.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine) each exclude the impact of transportation billings and costs.

Coal sales information is summarized as follows:

	Three months ended June 30,
(In thousands)	2021	2020	Increase (Decrease)
Company Produced
Coal sales revenue	$73,211	$36,374	$36,837
Tons sold	664	362	302
Purchased from Third Parties
Coal sales revenue	$2,846	$—	$2,846
Tons sold	21	—	21

Coal sales revenue in the second quarter of 2021 was $76.1 million, 109% higher than in the second quarter of 2020 principally due to much higher tons sold in the second quarter of 2021. Revenue per ton sold (FOB mine) increased 7% from $91/ton in the second quarter of 2020 to $97/ton in the second quarter of 2021. We sold 686 thousand tons of coal in the second quarter of 2021, a 90% increase over the same period of 2020. We benefited from improved spot and index pricing for metallurgical coal in 2021.

Cost of sales. Our cost of sales totaled $57.8 million for the three months ended June 30, 2021 as compared with $30.1 million for the same period in 2020 due to significantly higher tons sold. The cash cost per ton sold (FOB mine) for the second quarter of 2021 was $70, compared with $74 in the second quarter of 2020. Improvement in our cash cost per ton sold in the 2021 period was principally due to higher production volumes which better leveraged our fixed costs. Our cash cost per ton sold (FOB mine) of company produced tons for the second quarter of 2021 was $69, compared with $74 in the second quarter of 2020.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.2 million for each of the three months ended June 30, 2021 and June 30, 2020.

Depreciation and amortization. Depreciation and amortization expense was $6.0 million and $5.3 million for the periods ended June 30, 2021 and June 30, 2020, respectively, principally due to higher production volumes in the second quarter of 2021.

Selling, general and administrative. Selling, general and administrative expenses were $5.2 million for the three months ended June 30, 2021 and $5.0 million for the three months ended June 30, 2020.

Other income. Other income was $3.4 million for the three months ended June 30, 2021 principally due to the recognition of $2.9 million for the CARES Act Employee Retention Tax Credit. For the three months ended June 30, 2020, other income was $8.5 million, which includes recognition of $7.3 million in anticipated forgiveness of the PPP Loan.

Interest expense, net. Interest expense, net was approximately $0.3 million in each of the three month periods ended June 30, 2021 and 2020.

Income tax expense. During the three months ended June 30, 2021, we recognized a tax benefit of $1.0 million for legislative changes in West Virginia and tax expense of $0.2 million for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the three months ended June 30, 2021, excluding discrete items, was 10%. The effective tax rate for the three months ended June 30, 2020, excluding discrete items, was 21%. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2021 are expected to be less than $25 thousand.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue. Coal sales information is summarized as follows:

	Six months ended June 30,
(In thousands)	2021	2020	Increase (Decrease)
Company Produced
Coal sales revenue	$115,004	$78,310	$36,694
Tons sold	1,071	778	293
Purchased from Third Parties
Coal sales revenue	$4,507	$—	$4,507
Tons sold	37	—	37

Coal sales revenue in the six months ended June 30, 2021 was $119.5 million, 53% higher than in the same period of 2020 principally due to much higher tons sold in 2021. Revenue per ton sold (FOB mine) increased 1% from $92/ton in the six months ended June 30, 2020 to $93/ton in the same period of 2021. We sold 1.1 million tons of coal in the six month period ended June 30, 2021, a 42% increase over the same period of 2020.

Cost of sales. Our cost of sales totaled $89.0 million for the six months ended June 30, 2021 as compared with $61.1 million for the same period in 2020 due to significantly higher tons sold. The cash cost per ton sold (FOB mine) for the first half of 2021 was $66, compared with $70 in the same period of 2020. Improvement in our cash cost per ton sold in the six months ended June 30, 2021 was principally due to higher production volumes which better leveraged our fixed costs. Our cash cost per ton sold (FOB mine) of company produced tons for the six months ended June 30, 2021 was $65, compared with $70 in the six months ended June 30, 2020.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.3 million for each of the six months ended June 30, 2021 and June 30, 2020.

Depreciation and amortization. Depreciation and amortization expense was $12.1 million and $10.3 million for the periods ended June 30, 2021 and June 30, 2020, respectively, principally due to higher production volumes in the first half of 2021 and depreciation on capital equipment placed in service.

Selling, general and administrative. Selling, general and administrative expenses were $9.9 million for the six months ended June 30, 2021 and $9.8 million for the six months ended June 30, 2020.

Other income. Other income was $6.4 million for the six months ended June 30, 2021 principally due to the recognition of $5.3 million for the CARES Act Employee Retention Tax Credit. For the six months ended June 30, 2020, other income was $9.7 million, which includes recognition of $7.3 million for the anticipated forgiveness of the PPP Loan.

Interest expense, net. Interest expense, net was approximately $0.5 million in the six month period ended June 30, 2021 and $0.6 million for the same period in 2020.

Income tax expense. During the six months ended June 30, 2021, we recognized a tax benefit of $1.4 million for legislative changes in West Virginia and tax expense of $0.2 million for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the six months ended June 30, 2021, excluding discrete items, was 9%. The effective tax rate for the six months ended June 30, 2020 was 16%. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2021 are expected to be less than $25 thousand.

Liquidity and Capital Resources

At June 30, 2021, we had $19.4 million of cash and cash equivalents and $30.0 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first six months of 2021

Sources of cash:

●	Cash flows from operating activities were $32.9 million. This included a positive impact from the primary components of our working capital (accounts receivables, inventories and accounts payable) of a net $3.4 million, primarily associated with collection of accounts receivable and an increase in accounts payable, partially offset by an increase in our inventories.

Uses of cash:

●	Capital expenditures were $8.6 million principally for development of the Berwind mining complex and for infrastructure at our Elk Creek mining complex.
●	We made net repayments of borrowings of $9.4 million principally to manage our normal operating cash position.

At June 30, 2021, we also had $0.8 million of restricted cash balances, classified in other current assets in the condensed consolidated balance sheets, for potential future workers’ compensation claims.

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans, but may be converted to LIBOR rate loans at certain times at our discretion. At June 30, 2021, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $30.0 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance under the Term Loan was $5.0 million at June 30, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At June 30, 2021, we were in compliance with all debt covenants under the Credit Agreement.

Equipment Financing Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment. The equipment loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Financing Loan was $3.0 million at June 30, 2021.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from the PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments.

As of June 30, 2021, our application for forgiveness was approved by KeyBank. On July 29, 2021, we were notified by KeyBank that full forgiveness has been approved by the SBA. See Note 13 for more information.

9.00% Senior Unsecured Notes due 2026 – On July 13, 2021, we closed a public Offering of our 9.00% Senior Unsecured Notes due 2026 having an aggregate principal amount of $34.5 million (the “Notes”). The Notes mature on July 30, 2026, unless redeemed prior to maturity. The Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

We intend to use the net proceeds from the Offering for general corporate purposes, including funding future acquisitions and investments, making capital expenditures and funding working capital.

Off-Balance Sheet Arrangements

At June 30, 2021, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Reconciliation of Net Income to Adjusted EBITDA
Net income	$9,942	$2,652	$14,085	$4,614
Depreciation and amortization	5,955	5,341	12,110	10,343
Interest expense, net	283	293	485	572
Income tax expense	228	1,260	62	1,370
EBITDA	16,408	9,546	26,742	16,899
Stock-based compensation	1,522	1,106	2,577	2,029
Accretion of asset retirement obligation	154	159	305	300
Adjusted EBITDA	$18,084	$10,811	$29,624	$19,228

Non-GAAP revenue per ton - Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenue less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to revenue under U.S. GAAP.

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$73,211	$2,846	$76,057	$36,374	$—	$36,374
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(9,273)	(549)	(9,822)	(3,454)	—	(3,454)
Non-GAAP revenue (FOB mine)	$63,938	$2,297	$66,235	$32,920	$—	$32,920
Tons sold	664	21	686	362	—	362
Revenue per ton sold (FOB mine)	$96	$109	$97	$91	$—	$91

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$115,004	$4,507	$119,511	$78,310	$—	$78,310
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(15,077)	(969)	(16,046)	(6,560)	—	(6,560)
Non-GAAP revenue (FOB mine)	$99,927	$3,538	$103,465	$71,750	$—	$71,750
Tons sold	1,071	37	1,108	778	—	778
Revenue per ton sold (FOB mine)	$93	$96	$93	$92	$—	$92

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold is calculated as cash cost of sales less transportation costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Cash cost per ton sold is not a measure of financial performance in accordance with U.S. GAAP and therefore should not be considered as an alternative to cost of sales under U.S. GAAP.

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$55,298	$2,464	$57,762	$30,134	$—	$30,134
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(9,274)	(549)	(9,823)	(3,201)	—	(3,201)
Non-GAAP cash cost of sales	$46,024	$1,915	$47,939	$26,933	$—	$26,933
Tons sold	664	21	686	362	—	362
Cash cost per ton sold	$69	$91	$70	$74	$—	$74

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$84,932	$4,026	$88,958	$61,069	$—	$61,069
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(15,074)	(970)	(16,044)	(6,307)	—	(6,307)
Non-GAAP cash cost of sales	$69,858	$3,056	$72,914	$54,762	$—	$54,762
Tons sold	1,071	37	1,108	778	—	778
Cash cost per ton sold	$65	$83	$66	$70	$—	$70

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. While the outcome of these proceedings cannot be predicted with certainty, in the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, individually or in the aggregate, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Note 8 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report.

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

Item 6. Exhibits

4.1

Indenture dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on July 13, 2021).

4.2

First Supplemental Indenture dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on July 13, 2021).

4.3	Form of 9.00% Senior Note due 2026 (incorporated by reference to Exhibit 4.2.1 of the Company’s Form 8-K filed on July 13, 2021).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	Inline XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RAMACO RESOURCES, INC.

August 2, 2021	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 2, 2021	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)