Form 10-Q
period 2021-09-30
Ramaco Resources, Inc.
filed 2021-11-02
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the registrant had 44,109,366 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	risks related to the impact of the COVID-19 global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments, if any;

●	the anticipated completion of the Acquisition (as defined below) and the timing thereof ;
●	the expected benefits of the Acquisition to the Company’s shareholders;
●	the anticipated benefits and impacts of the Acquisition; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per-share amounts	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$46,672	$5,300
Accounts receivable	37,592	20,299
Inventories	13,880	11,947
Prepaid expenses and other	4,339	4,953
Total current assets	102,483	42,499
Property, plant and equipment, net	181,675	180,455
Financing lease right-of-use assets, net	8,897	—
Advanced coal royalties	5,509	4,784
Other	520	885
Total Assets	$299,084	$228,623

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$21,157	$11,742
Accrued expenses	14,081	11,591
Asset retirement obligations	1,161	46
Current portion of long-term debt	5,781	4,872
Current portion of financing lease obligations	3,057	—
Other current liabilities	44	862
Total current liabilities	45,281	29,113
Asset retirement obligations	14,629	15,110
Long-term debt, net	2,809	12,578
Long-term financing lease obligations, net	4,847	—
Senior notes, net	32,245	—
Deferred tax liability, net	3,412	1,762
Other long-term liabilities	2,054	965
Total liabilities	105,277	59,528

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,109,366 at September 30, 2021 and 42,706,908 at December 31, 2020 shares issued and outstanding	441	427
Additional paid-in capital	162,437	158,859
Retained earnings	30,929	9,809
Total stockholders' equity	193,807	169,095
Total Liabilities and Stockholders' Equity	$299,084	$228,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per-share amounts	2021	2020	2021	2020

Revenue	$76,377	$39,459	$195,889	$117,769

Costs and expenses
Cost of sales (exclusive of items shown separately below)	54,808	35,689	143,768	96,758
Asset retirement obligations accretion	156	128	461	428
Depreciation and amortization	6,751	5,258	18,861	15,601
Selling, general and administrative	5,895	5,966	15,767	15,723
Total costs and expenses	67,610	47,041	178,857	128,510

Operating income (loss)	8,767	(7,582)	17,032	(10,741)

Other income	789	1,743	7,156	11,456
Interest expense, net	(933)	(344)	(1,418)	(915)
Income (loss) before tax	8,623	(6,183)	22,770	(200)
Income tax expense (benefit)	1,588	(1,407)	1,650	(38)
Net income (loss)	$7,035	$(4,776)	$21,120	$(162)

Earnings (loss) per common share
Basic	$0.16	$(0.11)	$0.48	$—
Diluted	$0.16	$(0.11)	$0.48	$—

Basic weighted average shares outstanding	44,109	42,647	43,915	42,373
Diluted weighted average shares outstanding	44,465	42,647	43,996	42,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2021	$427	$158,859	$9,809	$169,095
Stock-based compensation	15	1,040	—	1,055
Net income	—	—	4,143	4,143
Balance at March 31, 2021	442	159,899	13,952	174,293
Restricted stock surrendered for withholding taxes payable	(1)	(326)	—	(327)
Stock-based compensation	—	1,522	—	1,522
Net income	—	—	9,942	9,942
Balance at June 30, 2021	441	161,095	23,894	185,430
Stock-based compensation	—	1,342	—	1,342
Net income	—	—	7,035	7,035
Balance at September 30, 2021	$441	$162,437	$30,929	$193,807

Balance at January 1, 2020	$410	$154,957	$14,716	$170,083
Stock-based compensation	17	906	—	923
Net income	—	—	1,962	1,962
Balance at March 31, 2020	427	155,863	16,678	172,968
Restricted stock surrendered for withholding taxes payable	(1)	(192)	—	(193)
Stock-based compensation	—	1,106	—	1,106
Net income	—	—	2,652	2,652
Balance at June 30, 2020	426	156,777	19,330	176,533
Stock-based compensation	1	1,089	—	1,090
Net loss	—	—	(4,776)	(4,776)
Balance at September 30, 2020	$427	$157,866	$14,554	$172,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2021	2020
Cash flows from operating activities:
Net income (loss)	$21,120	$(162)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	461	428
Depreciation and amortization	18,861	15,601
Amortization of debt issuance costs	96	43
Stock-based compensation	3,919	3,119
Other income - employee retention tax credit	(5,407)	—
Other income - PPP Loan	—	(8,444)
Deferred income taxes	1,650	(37)
Changes in operating assets and liabilities:
Accounts receivable	(17,293)	(2,030)
Prepaid expenses and other current assets	5,611	630
Inventories	(1,933)	(8,027)
Other assets and liabilities	760	(1,154)
Accounts payable	7,515	3,409
Accrued expenses	2,397	(2,429)
Net cash from operating activities	37,757	947

Cash flow from investing activities:
Purchases of property, plant and equipment	(17,642)	(20,515)
Net cash from investing activities	(17,642)	(20,515)

Cash flows from financing activities:
Proceeds from PPP Loan	—	8,444
Proceeds from borrowings	50,545	45,543
Payments of debt issuance cost	(2,356)	—
Repayment of borrowings	(24,900)	(32,597)
Repayments of financed insurance payable	(862)	(656)
Repayments of financing leased equipment	(1,253)	—
Restricted stock surrendered for withholding taxes payable	(327)	(193)
Net cash from financing activities	20,847	20,541

Net change in cash and cash equivalents and restricted cash	40,962	973
Cash and cash equivalents and restricted cash, beginning of period	6,710	6,865
Cash and cash equivalents and restricted cash, end of period	$47,672	$7,838

Supplemental cash flow information:
Cash paid for interest	$852	$820
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	9,157	—
Capital expenditures included in accounts payable and accrued expenses	3,128	633
Additional asset retirement obligations incurred	235	172

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.0 million at September 30, 2021 and $1.4 million at December 31, 2020. These consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims, including pneumoconiosis (occupational disease) claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At September 30, 2021, the estimated aggregate liability for uninsured claims totaled $3.5 million. Of this, $2.1 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2020, the estimated aggregate liability for uninsured claims totaled $1.7 million including $0.9 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

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

Concentrations—During the three months ended September 30, 2021, sales to our top three customers accounted for approximately 29%, 19% and 16% of our total revenue, respectively, aggregating to approximately 64% of our total revenue. The balances due in the aggregate from these three customers at September 30, 2021 was approximately 63% of our total accounts receivable. During the nine months ended September 30, 2021, sales to our top three customers accounted for approximately 31%, 18% and 10% of our total revenue, respectively, aggregating to approximately 59% of our total revenue. The balances due in the aggregate from these three customers at September 30, 2021 was approximately 63% of our total accounts receivable. During the three months ended September 30, 2020, sales to our top three customers accounted for approximately 86% of total revenue. During the nine months ended September 30, 2020, sales to our top three customers accounted for approximately 71% of total revenue.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Plant and equipment	$161,566	$155,173
Construction in process	4,890	7,245
Capitalized mine development costs	88,713	74,279
Less: accumulated depreciation and amortization	(73,494)	(56,242)
Total property, plant and equipment, net	$181,675	$180,455

Capitalized amounts related to coal reserves at properties where we are not currently developing or actively engaged in mining operations totaled $14.7 million as of September 30, 2021 and $15.4 million as of December 31, 2020.

Depreciation and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Depreciation of plant and equipment	$4,484	$4,326	$13,354	$12,740
Depreciation of right of use assets	413	—	540	—
Amortization of capitalized
mine development costs	1,854	932	4,967	2,861
Total depreciation and amortization	$6,751	$5,258	$18,861	$15,601

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans but may be converted to LIBOR rate loans at certain times at our discretion. At September 30, 2021, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $27.1 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $4.2 million at September 30, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At September 30, 2021, we were in compliance with all debt covenants in the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Loan was $2.6 million at September 30, 2021.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Notes”), less $2.4 million for note offering costs. The Notes mature on July 30, 2026, unless redeemed prior to maturity. The Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption The outstanding principal balance under the Notes was $34.5 million at September 30, 2021.

J. H. Fletcher & Co. Loan—On July 23, 2021, we entered into an equipment loan with J. H. Fletcher & Co., as lender, in the principal amount of approximately $1.0 million for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan bears interest at 0% per annum and is payable in 24 monthly installments of $40 thousand. The outstanding principal balance under the Fletcher Equipment Loan was approximately $0.8 million at September 30, 2021.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance under the Komatsu Equipment Loan was approximately $1.0 million at September 30, 2021.

NOTE 5—LEASES

The Company has various financing leases for mining equipment which originated in the second and third quarters of 2021. These leases are generally for terms up to 36 months and expire through 2024. We have one operating lease for office space that will expire mid-2022.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	September 30, 2021	December 31, 2020

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$8,897	$—
Operating	Other assets	44	110
Total right-of-use assets		$8,941	$110

Current lease liabilities
Financing	Current portion of financing lease obligations	$3,057	$—
Operating	Other current liabilities	44	79
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$4,847	$—
Operating	Other long-term liabilities	—	31
Total lease liabilities		$7,948	$110

Minimum lease payments for our lease obligations are as follows:

	September 30, 2021
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2021	$731	$16	$747
2022	3,510	41	3,551
2023	3,173	—	3,173
2024	945	—	945
Total undiscounted lease payments	8,359	57	8,416
Less: Amounts representing interest	(455)	(13)	(468)
Present value of lease obligations	$7,904	$44	$7,948

Weighted average remaining term (years)	2.6	0.6
Weighted average discount rate	4.1%	8.5%

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

The PPP Loan was evidenced by a promissory note dated April 16, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Pursuant to the subsequently enacted Paycheck Protection Flexibility Act of 2020, we were permitted to defer required monthly payments of principal and interest until such time as an approval or denial of forgiveness is received from the U.S. Small Business Administration (“SBA”). In 2020, we recognized $8.4 million as other income in the consolidated statement of operations as we expect the full amount of the PPP Loan principal, together with accrued interest thereon, will be forgiven.

On July 29, 2021, we were notified by KeyBank that full forgiveness had been approved by the SBA.

NOTE 7—EQUITY

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance shares and other stock-based awards may be granted. At September 30, 2021, 1.9 million shares were reserved under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock with an exercise price of $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and the exercise price is less than the average stock price for the three and nine month periods ended September 30, 2021.

We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are generally forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted stock on the date of the grant is amortized ratably over the service period. Compensation expense related to these awards totaled $1.3 million and $3.9 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2021, there was $8.5 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.8 years.

The following table summarizes restricted awards outstanding, as well as activity for the period:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	2,845,525	$4.28
Granted	1,592,659	4.37
Vested	(321,075)	8.03
Forfeited	(129,279)	4.11
Outstanding at September 30, 2021	3,987,830	$4.02

NOTE 8—COMMITMENTS AND CONTINGENCIES

Surety Bonds—At September 30, 2021, we had total reclamation bonding requirements of $15.8 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. At September 30, 2021, contingent liabilities under these take-or-pay arrangements totaled $4.6 million under four contracts expiring at various dates between December 31, 2021, and March 31, 2024. The level of these take-or-pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

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

The case went to trial beginning on June 29, 2021. On July 15, 2021, the jury returned a verdict in favor of the Company for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. Additionally, the Company is seeking to recover its attorney’s fees and costs. This verdict is not final and may be subject to post-trial motions or appeal. We have, therefore, not recognized any gain related to this verdict as of September 30, 2021.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Coal Sales
North American revenues	$47,954	$27,284	$105,611	$89,795
Export revenues, excluding Canada	28,423	12,175	90,278	27,974
Total revenues	$76,377	$39,459	$195,889	$117,769

At September 30, 2021, we had outstanding performance obligations for the remainder of 2021 of approximately 0.5 million tons for contracts with fixed sales prices averaging $84/ton and 0.1 million tons for contracts with index-based pricing mechanisms.

NOTE 10—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items are recognized in the period these occur.

The following table summarizes income tax expense, including the impact of discrete items, for each period presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Deferred income tax expense (benefit)	$1,817	$(1,407)	$3,046	$(473)
Discrete items:
State income taxes - West Virginia	(229)	—	(1,615)	—
Stock-based compensation	—	—	219	435
Total income tax expense (benefit)	$1,588	$(1,407)	$1,650	$(38)

Discrete items include the impact of legislative changes in Virginia and West Virginia and tax expense for the excess of book expense over the tax deduction for vested restricted stock awards. Excluding these discrete items, our effective tax rate for the three months ended September 30, 2021 and 2020 was 21% and 23%, respectively. Similarly, our effective tax rate for the nine months ended September 30, 2021 and 2020 was 13% and 19%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

NOTE 11—EARNINGS (LOSS) PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income (loss)	$7,035	$(4,776)	$21,120	$(162)
Denominator
Weighted average shares used to compute basic earnings (loss) per share	44,109	42,647	43,915	42,373
Dilutive effect of stock-based awards	356	—	81	—
Weighted average shares used to compute diluted earnings (loss) per share	44,465	42,647	43,996	42,373

Earnings (loss) per share
Basic	$0.16	$(0.11)	$0.48	$(0.00)
Diluted	$0.16	$(0.11)	$0.48	$(0.00)

Diluted earnings (loss) per share in each of the three and nine month periods ended September 30, 2020 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 12—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC (“Ramaco Coal”), a related party. Production royalty payables totaling $0.6 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal in the three and nine months ended September 30, 2021 totaled $1.3 million and $3.9 million, respectively. In the three and nine months ended September 30, 2020, royalties paid to Ramaco Coal totaled $1.0 million and $3.3 million, respectively.

On-going Administrative Services—Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. Charges to Ramaco Coal were $40 thousand and $79 thousand, respectively, for the three and nine months ended

September 30, 2021. For the three and nine month periods ended September 30, 2020, charges to Ramaco Coal were $16 thousand and $31 thousand, respectively.

NOTE 13—SUBSEQUENT EVENTS

2022 Domestic Sales Contracts—On October 26, 2021, Ramaco announced that it has completed 2022 sales negotiations to its North American steel customers. We have now contracted to sell 1.67 million tons of both low volatile and high volatile coal at an overall average price of roughly $196 per short ton FOB mine. These completed domestic sales represent approximately 54% of Ramaco’s projected 2022 production of 3.1 million tons.

Coronado Asset Purchase Agreement—On October 26, 2021, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (collectively, the “Sellers”), pursuant to which the Company will purchase certain assets from Sellers for an aggregate cash purchase price of $30 million (the “Acquisition”). The closing of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement contains representations, warranties and covenants from the Company that are customary for transactions of this type. The Acquisition is expected to close in mid-November 2021.

Dividend Initiation Authorization—On October 26, 2021, we announced that our Board of Directors (the “Board”) authorized the initiation of a regular quarterly dividend to be paid beginning in the first quarter of 2022. The amount of the dividend and timing of both the record date and payment date will be set at the Company’s Board meeting to be held in early December of 2021.

Amendment of Revolving Credit Facility and Term Loan —On October 29, 2021, the Company entered into an Amended and Restated Credit and Security Agreement (“the Credit Agreement Amendment”) with KeyBank, pursuant to which KeyBank agreed to increase the Company’s revolving line of credit under the Credit Agreement by $10 million to an aggregate of $40 million, of which no amounts were outstanding immediately prior to entering into the Credit Agreement Amendment. The Credit Agreement Amendment also extended the maturity date of the Revolving Credit Facility to December 31, 2024.

.

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

Overview

Our primary source of revenue is the sale of metallurgical coal. As of September 30, 2021, we had a 261 million ton reserve base of high-quality metallurgical coal and a development portfolio including four primary properties. Our plan is to complete development of our existing properties and grow production to approximately 5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. have been driven in recent periods by several market dynamics and trends, such as the global economy, a strong U.S. dollar and accelerating production cuts.

During the third quarter of 2021, we sold 0.6 million tons of coal. Of this, 75% was sold in North American markets and 25% was sold in export markets, excluding Canada, principally to Europe, South America, Asia and Africa. During the third quarter of 2020, 69% of our sales were sold in North American markets, with the remaining 31% being sold into the export markets, excluding Canada.

At September 30, 2021, we had outstanding performance obligations for the remainder of 2021 of approximately 0.5 million tons for contracts with fixed sales prices averaging $84/ton and 0.1 million tons for contracts with index-based pricing mechanisms.

The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. After the initial outbreak, we observed a declining demand for, and declines in the spot price of metallurgical coal as business and consumer activity decelerated across the globe. Throughout 2021, we are seeing increases in demand from our primary customers, as the global economic recovery began. U.S. steel prices have also increased significantly due to this recovery and the effects from large-scale government stimulus measures.

We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Recent Developments

2022 Domestic Sales Contracts—On October 26, 2021, Ramaco announced that it has completed 2022 sales negotiations to its North American steel customers. We have now contracted to sell 1.67 million tons of both low volatile and high volatile coal at an overall average price of roughly $196 per short ton FOB mine. These completed domestic sales represent approximately 54% of Ramaco’s projected 2022 production of 3.1 million tons.

Coronado Asset Purchase Agreement—On October 26, 2021, the Company entered into the Purchase Agreement with the Sellers, pursuant to which the Company will purchase certain assets from Sellers for an aggregate cash purchase price of $30 million. The closing of the transactions contemplated by the Purchase Agreement is subject to customary closing conditions. The Purchase Agreement contains representations, warranties and covenants from the Company that are customary for transactions of this type. The Acquisition is expected to close in mid-November 2021.

Dividend Initiation Authorization—On October 26, 2021, we announced that our Board of Directors (the “Board”) authorized the initiation of a regular quarterly dividend to be paid beginning in the first quarter of 2022. The amount of the dividend and timing of both the record date and payment date will be set at the Company’s Board meeting to be held in early December of 2021.

Amendment of Revolving Credit Facility and Term Loan —On October 29, 2021, the Company entered into an Amended and Restated Credit and Security Agreement (“the Credit Agreement Amendment”) with KeyBank, pursuant to which KeyBank agreed to increase the Company’s revolving line of credit under the Credit Agreement by $10 million to an aggregate of $40 million, of which no amounts were outstanding immediately prior to entering into the Credit Agreement Amendment. The Credit Agreement Amendment also extended the maturity date of the Revolving Credit Facility to December 31, 2024.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020

Consolidated statement of operations data (unaudited)

Revenue	$76,377	$39,459	$195,889	$117,769
Costs and expenses
Cost of sales (exclusive of items shown separately below)	54,808	35,689	143,768	96,758
Asset retirement obligations accretion	156	128	461	428
Depreciation and amortization	6,751	5,258	18,861	15,601
Selling, general and administrative	5,895	5,966	15,767	15,723
Total costs and expenses	67,610	47,041	178,857	128,510

Operating income (loss)	8,767	(7,582)	17,032	(10,741)

Other income	789	1,743	7,156	11,456
Interest expense, net	(933)	(344)	(1,418)	(915)
Income (loss) before tax	8,623	(6,183)	22,770	(200)

Income tax expense (benefit)	1,588	(1,407)	1,650	(38)

Net income (loss)	$7,035	$(4,776)	$21,120	$(162)

Adjusted EBITDA	$17,805	$637	$47,429	$19,863

In each of the three and nine month periods ended September 30, 2021, our net income and Adjusted EBITDA were significantly higher compared to the same periods in 2020. Sales volumes were 45% higher during the nine months ended September 30, 2021 than the same period during 2020, which was primarily a result of the effects of COVID-19. In the first nine months of 2021, we recognized a total of $5.4 million in other income for the CARES Act Employee Retention Tax Credit. The Company does not expect to qualify for the CARES Act Employee Retention Tax Credit in the fourth quarter of 2021. In the first nine months of 2020, we recognized $8.4 million in other income for the anticipated forgiveness of the PPP Loan.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine) each exclude the impact of transportation billings and costs.

Coal sales information is summarized as follows:

	Three months ended September 30,
(In thousands)	2021	2020	Increase (Decrease)
Company Produced
Coal sales revenue	$75,207	$39,459	$35,748
Tons sold	637	430	207
Purchased from Third Parties
Coal sales revenue	$1,170	$—	$1,170
Tons sold	7	—	7

Coal sales revenue in the third quarter of 2021 was $76.4 million, 94% higher than in the third quarter of 2020 primarily due to increased tons sold in the third quarter of 2021 and increased revenue per tons sold (FOB Mine). Revenue per ton sold (FOB mine) increased 35% from $78/ton in the third quarter of 2020 to $105/ton in the third quarter of 2021. We sold 644 thousand tons of coal in the third quarter of 2021, a 50% increase over the same period of 2020. We benefited from improved spot and index pricing for metallurgical coal in 2021. Additionally, favorable conditions in the steel and metallurgical markets contributed to an increased demand for metallurgical coal. We expect these conditions to continue in the next quarter.

Cost of sales. Our cost of sales totaled $54.8 million for the three months ended September 30, 2021 as compared with $35.7 million for the same period in 2020 due to significantly higher tons sold. The cash cost per ton sold (FOB mine) for the third quarter of 2021 was $72/ton, compared with $69/ton in the third quarter of 2020. Our cash cost per ton sold in the 2021 period was primarily due to higher sales-related costs directly associated with higher revenue per ton sold in 2021. Our cash cost per ton sold (FOB mine) of company produced tons for the third quarter of 2021 was $71/ton, compared with $69/ton in the third quarter of 2020.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.2 million for the three months ended September 30, 2021 and $0.1 million for the three months ended September 30, 2020.

Depreciation and amortization. Depreciation and amortization expense was $6.8 million and $5.3 million for the periods ended September 30, 2021 and September 30, 2020, respectively, primarily due to higher production volumes in the third quarter of 2021.

Selling, general and administrative. Selling, general and administrative expenses were $5.9 million for the three months ended September 30, 2021 and $6.0 million for the three months ended September 30, 2020.

Other income. Other income was $0.8 million for the three months ended September 30, 2021. For the three months ended September 30, 2020, other income was $1.7 million which includes $1.1 million for the PPP Loan forgiveness.

Interest expense, net. Interest expense, net was approximately $0.9 million during the three months ended September 30, 2021. Interest expense, net was approximately $0.3 million in the three months ended September 30, 2020. Interest expense, net was higher from the prior period primarily due to the issuance of the Notes in July 2021.

Income tax expense. During the three months ended September 30, 2021, we recognized a tax benefit of $0.2 million for legislative changes in Virginia and West Virginia . The effective tax rate for the three months ended September 30, 2021, excluding discrete items, was 21%. The effective tax rate for the three months ended September 30, 2020, excluding discrete items, was 23%. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2021 are expected to be less than $25 thousand.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenue. Coal sales information is summarized as follows:

	Nine months ended September 30,
(In thousands)	2021	2020	Increase (Decrease)
Company Produced
Coal sales revenue	$190,211	$117,769	$72,442
Tons sold	1,707	1,208	499
Purchased from Third Parties
Coal sales revenue	$5,678	$—	$5,678
Tons sold	44	—	44

Coal sales revenue in the nine months ended September 30, 2021 was $195.9 million, 66% higher than in the same period of 2020 primarily due to increased tons sold in the third quarter of 2021 and increased revenues per ton sold (FOB mine). Revenue per ton sold (FOB mine) increased 13% from $87/ton in the nine months ended September 30, 2020 to $98/ton in the same period of 2021. We sold 1.8 million tons of coal in the nine month period ended September 30, 2021, a 45% increase over the same period of 2020.

Cost of sales. Our cost of sales totaled $143.8 million for the nine months ended September 30, 2021 as compared with $96.8 million for the same period in 2020 due to significantly higher tons sold. The cash cost per ton sold (FOB mine) for the first nine months of 2021 was $68/ton, compared with $70/ton in the same period of 2020. Improvement in our cash cost per ton sold in the nine months ended September 30, 2021 was primarily due to higher production volumes which better leveraged our fixed costs. Our cash cost per ton sold (FOB mine) of company produced tons for the nine months ended September 30, 2021 was $67/ton, compared with $70/ton in the nine months ended September 30, 2020.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.5 million for the nine months ended September 30, 2021 and $0.4 million for the nine months ended September 30, 2020.

Depreciation and amortization. Depreciation and amortization expense was $18.9 million and $15.6 million for the periods ended September 30, 2021 and September 30, 2020, respectively, primarily due to higher production volumes in the first nine months of 2021 and depreciation on capital equipment placed in service.

Selling, general and administrative. Selling, general and administrative expenses were $15.8 million for the nine months ended September 30, 2021 and $15.7 million for the nine months ended September 30, 2020.

Other income. Other income was $7.2 million for the nine months ended September 30, 2021 primarily due to the recognition of $5.4 million for the CARES Act Employee Retention Tax Credit. For the nine months ended September 30, 2020, other income was $11.5 million, which includes recognition of $8.4 million for the anticipated forgiveness of the PPP Loan.

Interest expense, net. Interest expense, net was approximately $1.4 million in the nine month period ended September 30, 2021 and $0.9 million for the same period in 2020.

Income tax expense. During the nine months ended September 30, 2021, we recognized a tax benefit of $1.6 million for legislative changes in Virginia and West Virginia and tax expense of $0.2 million for the excess of book expense over the tax deduction for vested restricted stock awards. The effective tax rate for the nine months ended September 30,

2021, excluding discrete items, was 13% as compared with 19% in the comparable period of 2020. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Cash taxes paid for 2021 are expected to be less than $25 thousand.

Liquidity and Capital Resources

At September 30, 2021, we had $46.7 million of cash and cash equivalents and $27.1 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first nine months of 2021

Sources of cash:

●	Cash flows from operating activities were $37.8 million. This included a negative impact from the primary components of our working capital (accounts receivables, inventories and accounts payable) of a net $11.7 million, primarily associated with an increase of accounts receivable and accounts payable, and an increase in our inventories.

Uses of cash:

●	Capital expenditures were $17.6 million, which were primarily for development of the Berwind mining complex and the Big Creek surface mine and for infrastructure at our Elk Creek mining complex.
●	We made net borrowings of $23.3 million primarily due to the closing of our senior unsecured notes in early July 2021 and management of our normal operating cash position.

At September 30, 2021, we also had $1.0 million of restricted cash balances, classified in other current assets in the condensed consolidated balance sheets, for potential future workers’ compensation claims.

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

Additional factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include:

●	Timely delivery of our product by rail and other transportation carriers;
●	Late payments of accounts receivable by our customers;
●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines, processing plants and refuse disposal facilities, which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

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

The Revolving Credit Facility has a maturity date of December 31, 2023 and bears interest based on LIBOR + 2.0% or Base Rate + 1.5%. Base Rate is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) LIBOR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans but may be converted to LIBOR rate loans at certain times at our discretion. At September 30, 2021, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $27.1 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance under the Term Loan was $4.2 million at September 30, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At September 30, 2021, we were in compliance with all debt covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Loan was $2.6 million at September 30, 2021.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Notes”), less $2.4 million for note offering costs. The Notes mature on July 30, 2026, unless redeemed prior to maturity. The Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption The outstanding principal balance under the Notes was $34.5 million at September 30, 2021.

J. H. Fletcher & Co. Loan—On July 23, 2021, we entered into an equipment loan with J. H. Fletcher & Co., as lender, in the principal amount of approximately $1.0 million for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan bears interest at 0% per annum and is payable in 24 monthly installments of $40 thousand. The outstanding principal balance under the Fletcher Equipment Loan was approximately $0.8 million at September 30, 2021.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance under the Komatsu Equipment Loan was approximately $1.0 million at September 30, 2021.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from the PPP Loan in the amount of approximately $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments.

On July 29, 2021, we were notified by KeyBank that full forgiveness had been approved by the SBA.

Off-Balance Sheet Arrangements

At September 30, 2021, we had no material off-balance sheet arrangements.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$7,035	$(4,776)	$21,120	$(162)
Depreciation and amortization	6,751	5,258	18,861	15,601
Interest expense, net	933	344	1,418	915
Income tax expense (benefit)	1,588	(1,407)	1,650	(38)
EBITDA	16,307	(581)	43,049	16,316
Stock-based compensation	1,342	1,090	3,919	3,119
Accretion of asset retirement obligation	156	128	461	428
Adjusted EBITDA	$17,805	$637	$47,429	$19,863

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

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$75,207	$1,170	$76,377	$39,459	$—	$39,459
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(8,549)	(209)	(8,758)	(6,051)	—	(6,051)
Non-GAAP revenue (FOB mine)	$66,658	$961	$67,619	$33,408	$—	$33,408
Tons sold	637	7	644	430	—	430
Revenue per ton sold (FOB mine)	$105	$138	$105	$78	$—	$78

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$190,211	$5,678	$195,889	$117,769	$—	$117,769
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(23,624)	(1,180)	(24,804)	(12,611)	—	(12,611)
Non-GAAP revenue (FOB mine)	$166,587	$4,498	$171,085	$105,158	$—	$105,158
Tons sold	1,707	44	1,751	1,208	—	1,208
Revenue per ton sold (FOB mine)	$98	$103	$98	$87	$—	$87

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

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$53,928	$880	$54,808	$35,689	$—	$35,689
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(8,548)	(210)	(8,758)	(6,031)	—	(6,031)
Non-GAAP cash cost of sales	$45,380	$670	$46,050	$29,658	$—	$29,658
Tons sold	637	7	644	430	—	430
Cash cost per ton sold	$71	$97	$72	$69	$—	$69

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$138,863	$4,905	$143,768	$96,758	$—	$96,758
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(23,625)	(1,179)	(24,804)	(12,338)	—	(12,338)
Non-GAAP cash cost of sales	$115,238	$3,726	$118,964	$84,420	$—	$84,420
Tons sold	1,707	44	1,751	1,208	—	1,208
Cash cost per ton sold	$67	$85	$68	$70	$—	$70

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

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMACO RESOURCES, INC.

November 2, 2021	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

November 2, 2021	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)