Form 10-K
period 2021-12-31
Ramaco Resources, Inc.
filed 2022-04-01
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $68.8 million.

As of March 29, 2022, the registrant had 44,273,388 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2022 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this report Annual Report.

Forward-looking statements may include statements about:

●	risks related to the impact of the novel coronavirus (“COVID-19”) global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments; and
●	other risks identified in this Annual Report that are not historical.

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

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement and speak only as of the date of this Annual Report. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our common stock is listed on the NASDAQ Global Select Market under the symbol “METC”. Our 9.00% Senior Notes due 2026 (the “Senior Notes”) are listed on the NASDAQ Global Select Market under the symbol “METCL”. Our principal corporate offices are located in Lexington, Kentucky. As used herein, “Ramaco Resources,” “we,” “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 39 million reserve tons and 769 million resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivities and industry leading lower cash costs.

Our development portfolio primarily includes four properties: Elk Creek, Berwind, Knox Creek and RAM Mine. Each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers.

Our operations include three deep mines and a surface mine at our Elk Creek mining complex (the “Elk Creek Complex”). Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains approximately 16 seams that we have targeted for production.

Development of our Berwind mining complex (the “Berwind Complex”) began in late-2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the COVID-19 outbreak. In early-2021, as pricing and demand improved, Berwind development was restarted. We successfully reached the thicker Pocahontas No. 4 seam in late-2021. The Berwind property consists of approximately 41,300 acres of controlled mineral rights.

In December 2021, we acquired what are referred to as the “Amonate Assets” from subsidiaries of Coronado Global Resources Inc. (“Coronado”) as described under “Our Projects – Berwind” below. The Amonate Assets include a processing plant located in our Berwind Complex, saving us transportation costs to our Knox Creek plant 26 miles away. We expect to incur approximately $10 million of capital expenditures in 2022 to bring the newly acquired plant at the Berwind Complex online.

Our Knox Creek facility includes a preparation plant and 62,100 acres of controlled mineral rights that we expect to develop in the future. The Knox Creek preparation plant processes coal from our Berwind Complex (until the newly acquired plant at the Berwind Complex is placed into operation) as well as coal we may purchase from third parties.

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,567 acres of controlled mineral rights, and is scheduled for initial production after a mining permit is issued and market conditions warrant development.

As of December 31, 2021, our estimated aggregate annual production capacity is approximately 2.4 million clean tons of coal. We plan to complete development of our existing properties and increase production from our existing development portfolio to approximately 5 million clean tons of metallurgical coal annually, subject to market conditions, permitting and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

Metallurgical Coal Industry

Metallurgical coal is also known as “met coal “ or “coking coal,” and is a key component of the blast furnace steelmaking process. United States metallurgical coal mines are primarily located in the Appalachian area of the eastern U.S. Imported metallurgical coal has historically been uneconomic due to transportation costs and availability of domestic supply. Metallurgical coal is transported to domestic customers by truck, rail, barge and vessel. Metallurgical coal contracts in North America are typically 12-month, calendar year contracts where both prices and volumes are fixed. These contracts are normally negotiated and settled during the third and fourth quarters of the preceding calendar year.

U.S. metallurgical coal supply in excess of what can be consumed in North America is exported to the seaborne market and sold to buyers in Europe, South America, Africa, India and Asia. The U.S. is the second largest global supplier to the seaborne metallurgical coal market behind Australia. U.S. metallurgical coal exports are primarily sold to buyers in the Atlantic Basin market (customers in Europe, Brazil and Africa), and serve as swing supply to buyers in the Pacific Basin (customers in India, South Korea, Japan and China). U.S. metallurgical coal exports compete with Australian metallurgical coals that are generally produced at a lower cost, but are geographically disadvantaged to the Atlantic Basin. Conversely, Australian production has a much shorter logistical route to Pacific Basin customers. Any supply shortfall out of Australia, or increase in global demand beyond Australia’s capacity, has historically been serviced by U.S. and Canadian metallurgical coal producers.

Export metallurgical coal pricing is determined utilizing a series of indices from a number of independent sources and is adjusted for coal quality. Contracted export volumes have terms that vary in duration from spot cargoes to one year, rarely exceeding one year. In some cases, indices are used to calculate pricing at the point that the coal changes hands. In other cases, an average value of indices over time may be utilized. While the term “benchmark” is still utilized, it too is determined based on index values, typically for the preceding three months.

Metallurgical coals are generally classified as high, medium or low-volatile (“vol”). Volatiles are products, other than water, that are released as gas or vapor when coal is converted to coke. Carbon is the primary element which remains when the volatiles are released.

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 39 million and 769 million tons of high-quality metallurgical coal reserves and resources, respectively, with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

We plan to complete development of our existing properties and increase production from our existing development portfolio to approximately 5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. The following map shows the location of our mining complexes and projects:

Pittsburgh
Ram Mining Properties
Logan
Elk Creek Reserve
Raleigh
Wyoming
Kentucky
West Virginia
Pike
McDowell
Mercer
Virginia
Berwind Reserve
Tazewell
Buchanan
Amonate Reserve
Big Creek Reserve
Knox Creek Reserve

Elk Creek Mining Complex

Our Elk Creek Complex in southern West Virginia began production in late December 2016. The Elk Creek property consists of approximately 20,200 acres of controlled mineral and contains 16 seams that we believe are economically mineable. Nearly all our seams contain high-quality, high-volatile metallurgical coal accessible at or above drainage. Additionally, almost all of this coal is high-fluidity, which is an important factor for high-volatile metallurgical coal.

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through leases and subleases from Ramaco Coal, LLC, a related party, and McDonald Land Company. We estimate that the Elk Creek Complex contains reserves capable of yielding approximately 29 million tons of clean saleable metallurgical coal and 223 million tons of high-quality metallurgical coal resources. We expect many of the coal resources will be converted to reserves when further drilling and exploration is completed on the property.

We currently market most of the coal produced from the Elk Creek Complex as a blended high-volatile A/B product. When segregated, a portion of our coal can be sold as a high-volatile A product for a premium. Our market for Elk Creek production is principally North American coke and steel producers. We also market our coal to European, South American, Asian and African customers, and occasionally to coal traders and brokers for use in filling orders for their blended products. Additionally, we seek to market a portion of our coal in the specialty coal markets that value low ash content.

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

The combined refuse capacity at the active disposal areas is expected to provide approximately 12 years of disposal life for our operations. We completed construction of a full complement of plate presses during 2020 to allow for dewatering material which then was being pumped as slurry to our impoundment. This equipment allows us to process all waste material for placement in areas designed for combined refuse disposal and maximize the life for disposal of fine waste rock in the pool of the impoundment.

A large portion of our controlled reserves are permitted through existing, issued permits. We currently have seven planned and permitted mines within the Elk Creek Complex and three permitted inactive mines. We are actively pursuing multiple new permits.

On January 3, 2020, we entered into a mineral lease with the McDonald Land Company for coal reserves which, in many cases, are located immediately adjacent to our Elk Creek Complex. This leased property became available after the former base lease with another party was terminated. The prior lessee, who controlled the property since 1978, did not produce commercial amounts of coal from the property during their possession of the lease. While it is unusual to have a metallurgical reserve in this part of Central Appalachia remain idle for such an extended period of time, the configuration and location of the tracts lend themselves to be mined and processed far more efficiently from our Elk Creek property. The McDonald reserves have the same geologic advantages and low costs that are being experienced in our Elk Creek mines.

During 2022, we plan to begin work on a throughput upgrade at our Elk Creek Preparation plant. We expect this upgrade will raise the nameplate processing capacity to 1,000 raw tons per hour and our approximate annual clean capacity from this complex to 2.5 million tons per year. We expect that this upgrade will be completed in 2023. In order to meet this increased capacity, we have also begun development work on additional high-quality, low-cost, high- volatile underground and surface mines at Elk Creek. These mines will begin production during 2022 and reach full levels of productivity during 2023 to align with the preparation plant upgrade.

Berwind Mining Complex

Our Berwind Complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low-volatile coals. The Berwind property consists of approximately 41,300 acres of controlled mineral, excluding the Amonate acquisition.

Development of our Berwind Complex began in late-2017 in the thinner Pocahontas No. 3 seam with plans to slope up into the thicker Pocahontas No. 4 seam. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the economic effects of COVID-19. In early-2021, as pricing and demand improved, Berwind development resumed. We successfully reached the Pocahontas No. 4 seam in late-2021 and expect to ramp up to full production levels during the second quarter of 2022.

We view Berwind as the second flagship complex for Ramaco. The slope project allows us to transition our mining efforts at Berwind to the thicker Pocahontas No. 4 seam. At full production at Berwind, we expect to produce approximately 750,000 tons per year of high quality low-volatile coal with total cash costs per ton in the low to mid-$70s for company produced coal, at midcycle pricing. When including the recently acquired Amonate reserves at our Berwind Complex, we ultimately anticipate over 1.5 million tons of annual production at Berwind. We estimate that the mine life for the Berwind Complex is almost 20 years.

We are currently mining a small amount of coal from the Triad mine at Berwind. The mine began production in 2021 and will continue in 2022 until exhaustion. It will function as a bridge until the main Berwind Pocahontas No. 4 reserve is fully activated.

We have the necessary permits for the Berwind Complex for our current and budgeted operations. A permit for our Squire Jim seam room-and-pillar underground mine was issued during 2020 and contains a large area of Squire Jim seam coal deposits. The Squire Jim seam of coal is the lowest known coal seam on the geologic column in this region, and due to depth of cover has never been significantly explored. At this point, we do not anticipate activating this mining permit.

In December 2021, we acquired the Amonate Assets from Coronado, pursuant to an asset purchase agreement. The acquisition, for a total cash consideration of $30 million, included a mine complex located in McDowell County, West Virginia and Tazewell County, Virginia adjacent and contiguous to the Company’s existing Berwind Complex. The acquisition primarily consists of high quality, low and mid-volatile metallurgical coal reserves and resources, much of which will be mined from the Company’s Berwind Complex. Also purchased were several additional permitted mines and a currently idled 1.3-million ton per annum capacity coal preparation plant.

We began mine development on the Amonate Assets and refurbishment of the existing but idled preparation facilities immediately. Initial production is expected by the second quarter of 2022, with total new incremental production for the entire year at approximately 200,000 tons. Given the proximity of the facility to our existing Berwind Complex, the Company expects to meaningfully utilize the facility as soon as the refurbishing efforts allow. We expect to incur approximately $10 million of capital expenditures in 2022 to bring the new plant at the Berwind Complex online. Ultimately, the combined Berwind Complex and Amonate Assets can produce over 1.5 million tons per year of primarily low-vol saleable coal. Once refurbished, the new Berwind preparation plant will be served by the Norfolk Southern railroad.

Knox Creek

The Knox Creek property consists of approximately 62,100 acres of controlled mineral, a 650 tons per hour preparation plant and a coal-loading facility along with a refuse impoundment. Rail service is provided by Norfolk Southern.

The Tiller Mine slope face-up and shafts were idled before our acquisition of the property. We have spent limited amounts of capital to review the feasibility of a high-vol A metallurgical deep mine in the Jawbone seam of coal. This seam is located slightly above the Tiller Seam and would be accessed via a short slope from within the existing Tiller seam mine. Jawbone coal could flow through the same portal and slope as the idle Tiller mine. Production is expected to resume once market conditions warrant such.

From time to time, we process coal purchased from other independent producers at the Knox Creek preparation plant and load-out facilities. We also process and load coal trucked from our Berwind Complex at this facility until the Amonate plant is brought online.

In the fourth quarter of 2019, we acquired multiple permits from various affiliates of Omega Highwall Mining, LLC. Consideration for the transaction included the assumption of approximately $0.6 million of asset retirement obligations (“ARO”) liability, curing minor lease defaults, and paying advance royalties under two assumed lease instruments. The total out-of-pocket consideration was less than $0.1 million, most of which is recoupable against future royalty payments. These permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure, and provide immediate access to two separate mining areas in Southwestern Virginia. One is a deep mine permit in the Jawbone Seam, a geologically advantaged metallurgical coal reserve and resource. The second is a metallurgical surface mine in the Tiller seam that was spade ready for production at the time of acquisition and is mined via surface and highwall mining methods.

In August 2021, we began production at this new surface mine known as the Big Creek mine. We added a highwall miner in the fourth quarter of 2021. We anticipate full production of at least 300 thousand tons of primarily high quality, mid-vol coal in 2022. We expect Big Creek to be able to produce at these levels for approximately three years.

RAM Mine

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,570 acres of controlled mineral. Production of high-vol coal from the Pittsburgh seam is planned from a single continuous-miner room-and-pillar underground operation. The Pittsburgh seam, in close proximity to Pittsburgh area coke plants, has historically been a key feedstock for these coke plants. Operation of our RAM Mine coal reserve may require access to a newly constructed preparation plant and loading facility, third party processing, or direct shipment of raw coal product. Upon commencement of mining, we anticipate that the mine will produce at an annualized rate of between 300 and 500 thousand tons with an estimated 10-year mining life.

We expect that coal from the RAM Mine coal reserve will be transported to our customers by highway trucks, rail cars or by barge on river systems. In addition to close proximity to river barge facilities, our RAM Mine operations are also near Norfolk Southern rail access.

Our RAM Mine property initial production is subject to a final mining permit being issued and market conditions warrant development.

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

We sold 2.3 million tons of coal during 2021. Of this, 51% was sold to North American markets and 49% was sold into export markets, excluding Canada. Principally, our export market sales were made to Europe. During 2021, sales to three customers accounted for approximately 58% of total revenue. The total balance due from these three customers at December 31, 2021 was approximately 58% of total accounts receivable. During 2020, sales to three customers accounted for approximately 70% of total revenue. The total balance due from these three customers at December 31, 2020 was approximately 46% of total accounts receivable. No other customer accounted for more than 10% of our revenue during this period. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our products, services or subsidiaries, and we do not believe that any trademark or trade name is material to our business. The names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market.

Competition

Our principal domestic competitors include Alpha Metallurgical Resources, Inc., Blackhawk Mining, LLC, Coronado, Arch Resources, Inc., Peabody Energy Corporation and Warrior Met Coal, Inc. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, and Colombia. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

Suppliers

Supplies used in our business include petroleum-based fuels, explosives, tires, conveyance structure, ventilation supplies, lubricants and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We believe adequate substitute suppliers and contractors are available, and we are not dependent on any one supplier or contractor. We continually seek to develop relationships with suppliers and contractors that focus on reducing our costs while improving quality and service.

Environmental, Health and Safety and Other Regulatory Matters

Our operations are subject to numerous federal, state, and local environmental, health and safety laws and regulations, such as those relating to permitting and licensing matters, employee health and safety, reclamation and restoration of mining properties, water discharges, air emissions, plant and wildlife protection, the storage, treatment and disposal of certain materials (including solid and hazardous wastes), remediation of contaminants, surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions.

Compliance with these laws and regulations may be costly and time-consuming, delay commencement, continuation or expansion of exploration or production at our facilities, and depress demand for our products by imposing more stringent requirements and limits on our customers’ operations. Moreover, these laws are constantly evolving and the trend has been for increasingly complex and stringent regulation over time. New legislative or administrative proposals, or judicial interpretations of existing laws and regulations related to the protection of the environment could result in substantially increased capital, operating and compliance costs.

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

The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977 (the “SMCRA”) establishes comprehensive operational, reclamation and closure standards for our mining operations and requires that such standards be met during the course of and following completion of mining activities. The SMCRA also stipulates compliance with many other major environmental statutes, including the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Endangered Species Act (the “ESA”), the Resource Conservation and Recovery Act (the “RCRA”) and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “CERCLA”). Permits for all mining operations must be obtained from the United States Office of Surface Mining Reclamation and Enforcement (the “OSMRE”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in West Virginia, Virginia, and Pennsylvania, which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs.

The SMCRA imposes a complex set of requirements covering all facets of coal mining. SMCRA regulations govern, among other things, coal prospecting, mine plan development, topsoil or growth medium removal and replacement, disposal of excess spoil and coal refuse, protection of the hydrologic balance, and suitable post mining land uses.

From time to time, the OSMRE will also update its mining regulations under the SMCRA. For example, the OSMRE has previously sought to impose stricter stream protection requirements by requiring more extension pre-mining and baseline data for coal mining operations. The rule was disapproved by Congress pursuant to the Congressional Review Act. However, whether Congress will enact future legislation to require a new stream protection rule remains uncertain. The existing rules, or other new SMCRA regulations, could result in additional material costs, obligations and restrictions upon our operations.

Abandoned Mine Lands Fund. The SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund (the “AML Fund”), which is used to restore unreclaimed and abandoned mine lands mined before 1977. The adjusted fees proposed in the pending Interim Final Rule per ton for October 1, 2021 through September 30, 2034 are (i) 22.4 cents per ton for surface-mined anthracite, bituminous, and subbituminous coal if the value per ton is $2.24 per ton or more, (ii) 9.6 cents per ton for underground-mined anthracite, bituminous, and subbituminous coal if the value per ton is $0.96 per ton, and (iii) 6.4 cents per ton for surface- and underground-mined lignite coal if the value per ton is $3.20 per ton or more. . The Interim Final Rule took effect on January 14, 2022, but the OSMRE is accepting comments until February 14, 2022. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience related to similar activities. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Mining Permits and Approvals. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state, and local authorities data detailing the effect or impact that any proposed exploration project for production of coal may have upon the environment, the public and our employees. The permitting rules are complex and continuously updated, and may be subject to discretionary interpretations by regulators. Further, the laws, rules, and regulations that govern our mining operations authorize substantial fines and penalties, including revocation or suspension of mining permits under some circumstances. Monetary sanctions and, in certain circumstances, even criminal sanctions may be imposed for failure to comply with these laws. Compliance with required permits and associated regulations may have a material adverse impact on our operations, earnings, or financial condition.

Applications for permits and permit renewals associated with our mining operations are also subject to public comment and potential legal challenges from third parties seeking to prevent a permit from being issued, or to overturn the applicable agency’s grant of the permit. Should our permitting efforts become subject to such challenges, the permits may not be issued in a timely fashion, may impose requirements which restrict our ability to conduct our mining operations or to do so profitably, or may not be issued at all. Any delays, denials, or revocation of these or other similar permits we need to operate could reduce our production and materially adversely impact our cash flow and results of our operations.

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

Finally, we typically submit necessary mining permit applications several months, or even years, before we anticipate mining a new area. However, we cannot control the pace at which the government issues permits needed for new or ongoing operations. For example, the process of obtaining CWA permits can be particularly time-consuming and subject to delays and denials. The Environmental Protection Agency (the “EPA”) also has the authority to veto permits issued by the U.S. Army Corps. of Engineers (the “Corps”) under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Even after we obtain the permits that we need to operate, many of the permits must be periodically renewed, or may require modification. There is some risk that not all existing permits will be approved for renewal, or that existing permits will be approved for renewal only upon terms that restrict or limit our operations in ways that may be material.

Financial Assurance. Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations under the SMCRA through the use of surety bonds or other approved forms of financial security for payment of certain long-term obligations, including mine closure or reclamation costs. The changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities under the SMCRA permits including for reclamation. In response to these bankruptcies, the OSMRE issued a policy advisory in August 2016 to state agencies that was intended to discourage authorized states from approving self-bonding arrangements (the “Policy Advisory”). Although the Policy Advisory was rescinded in October 2017, certain states, including Virginia, had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. Additionally, in March 2018, the Government Accounting Office recommended that Congress consider amending the SMCRA to eliminate the availability of self-bonding to guarantee responsibilities under SMCRA permits. Individually and collectively, these and future revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may delay the timing for and increase the costs of obtaining the required financial assurance.

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

Mine Safety and Health. The Federal Mine Safety and Health Act of 1977, as amended (the “MINE Act”) and the Mine Improvement and New Emergency Response Act of 2006 (the “MINER Act”), and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. The Mine Safety and Health Administration (the “MSHA”) regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act.

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

Workers’ Compensation and Occupational Disease. We are insured for workers’ compensation benefits for work related injuries that occur within our United States operations. We retain insurance coverage for all of our subsidiaries and are insured for the statutory limits. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. State workers’ compensation acts typically provide for an exception to an employer’s immunity from civil lawsuits for workplace injuries in the case of intentional torts. However, West Virginia’s workers’ compensation act provides a much broader exception to workers’ compensation immunity. The exception allows an injured employee to recover against his or her employer where he or she can show damages caused by an unsafe working condition of which the employer was aware that was a violation of a statute, regulation, rule or consensus industry standard. These types of lawsuits are not uncommon and could have a significant impact on our operating costs.

In addition, we obtained from a third-party insurer a workers’ compensation insurance policy, which includes coverage for medical and disability benefits for occupational disease under the Federal Coal Mine Health and Safety Act of 1969 and the Mine Act. Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must pay federal black lung benefits to claimants who are current and former employees and also make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970.

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

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly impacts coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

●	Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (the “CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In May 2017, the EPA further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States in the CSAPR Update Rule. For states to meet these requirements, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal.

Moreover, in September 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) remanded the CSAPR Update Rule to the EPA on the grounds that it failed to timely require upwind states to control or eliminate their contribution to ozone and/or fine particulate matter in downwind states, as required under the CAA. In October 2020, the EPA proposed a Revised CSAPR Update Rule in response to the D.C. Circuit’s ruling, which was finalized in April 2021. The final rule resolves 21 states’ outstanding interstate pollution transport obligations and would require additional emissions reductions of nitrogen oxides from power plants in 12 states. Imposition of stricter deadlines for controlling downwind contribution could accelerate unit retirements or the need to implement emission control strategies. Any reduction in the amount of coal consumed by electric power generators as a result of these limitations could decrease demand for thermal coal. However, the practical impact of CSAPR may be limited because utilities in the U.S. have continued to take steps to comply with the Clean Air Interstate Rule, which requires similar power plant emissions reductions, and because utilities are also required to comply with the Mercury and Air Toxics Standards (the “MATS”) regulations, finalized in 2020, which require overlapping power plant emissions reductions.
●	Acid Rain. Title IV of the CAA requires reductions of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 megawatts of power. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. These reductions could impact our customers in the electric generation industry. These requirements are not supplanted by CSAPR.
●	NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for carbon monoxide, nitrogen dioxide, sulfur dioxide, particulate matter and ground-level ozone. The CAA further requires the EPA to periodically review and revise the NAAQS, resulting in the adoption of increasingly more stringent standards over time. States with non-attainment areas must adopt a state implementation plan that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. New rules and standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

●	Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metal, fine particulates, and acid gases from coal- and oil-fired power plants through the MATS rule. In May 2020, the EPA published a final rule reversing its prior determination that it is appropriate and necessary to regulate these pollutants. However, this rule will not alter or eliminate the emissions standards established by the MATS rule. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

Global Climate Change. Climate change continues to attract considerable public and scientific attention. There is widespread concern about the contributions of human activity to such changes, especially through the emission of GHGs. Numerous reports from scientific and governmental bodies such as the United Nations Intergovernmental Panel on Climate Change have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. Collectively, these initiatives could result in higher electric costs to our customers or lower the demand for coal used in electric generation, which could in turn adversely impact our business.

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

At the international level, in April 2016, the United States agreed to voluntarily limit or reduce future emissions as part of the Paris Agreement reached at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change. In November 2019, the United States submitted formal notification to the United Nations that it intended to withdraw from the agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. In November 2021, the 26th Conference of the Parties to the United Nations Framework on Climate Change concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. 46 countries signed onto a Global Coal to Clean Energy Transition Statement, committing to transition away from unabated coal power generation by about 2030 for “major economies” and a global transition by roughly 2040. International commitments, reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations.

At the federal level, although no comprehensive climate change legislation has been implemented to date, such legislation has periodically been introduced in the U.S. Congress and may be proposed or adopted in the future. The likelihood of such legislation has increased due to the change in the administration. Furthermore, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA, over time, has attempted to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, the EPA finalized the Clean Power Plan (the “CPP”) to cut carbon emissions from existing power plants. The CPP did not formally go into effect because the Supreme Court stayed its implementation in February 2016 and in July 2019, the EPA adopted a rule that repealed and replaced the CPP. The new rule, titled the Affordable Clean Energy Rule (the “ACE Rule”), required states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. The D.C. Circuit repealed the ACE Rule in 2021, and there is ongoing litigation challenging the repeal of both the CPP and the ACE Rule. The EPA’s authority to regulate GHG emissions from existing power plants under the CAA and the reversal of the ACE Rule are currently being challenged at the Supreme Court. The outcome of this litigation, any future rules or future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product.

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

The uncertainty over the outcome of litigation challenging the repeal of both the ACE Rule and the CPP and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for thermal coal, thereby reducing our revenue and adversely affecting our business and results of operations. We or prospective customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards.

Finally, there have been attempts to encourage the reduction of coalbed methane emissions because methane has a greater GHG effect than carbon dioxide and can give rise to safety concerns. For example, the EPA has established the Coalbed Methane Outreach Program in an effort to mitigate methane emissions from underground coal mines through voluntary initiatives and outreach in partnership with the coal industry. If new laws or regulations were introduced to reduce coalbed methane emissions, those rules could adversely affect our costs of operations by requiring installation of air pollution controls, higher taxes, or costs incurred to purchase credits that permit us to continue operations.

Clean Water Act. The CWA and corresponding state laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. Likewise, permits are required under the CWA to construct impoundments, fills or other structure in areas that are designated as waters of the United States. For example, prior to placing fill material in waters of the United States, such as with the construction of a valley fill, coal mining companies are required to obtain a permit from the Corps under Section 404 of the CWA. The permit can be either a Nationwide Permit (“NWP”), normally NWP 21, 49 or 50 for coal mining activities, or a more complicated individual permit. NWPs are designed to allow for an expedited permitting process, while individual permits involve a longer and more detailed review process. The EPA has the authority to veto permits issued by the Corps under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Additionally, recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements, such as an April 2020 decision further defining the scope of the CWA, wherein the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit.

Prior to discharging any pollutants into waters of the United States, coal mining companies must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit from the appropriate state or federal permitting authority. NPDES permits include effluent limitations for discharged pollutants and other terms and conditions, including required monitoring of discharges. Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Potential changes in state and federally recommended water quality standards may result in the issuance or modification of permits with new or more stringent effluent limits or terms and conditions. For instance, waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load (“TMDL”) regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment. Likewise, the water quality of certain receiving streams requires an anti-degradation review before approving any discharge permits. TMDL regulations and anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits. In addition, in certain circumstances private citizens may challenge alleged violations of NPDES permit limits in court. Recently, certain citizen groups have filed lawsuits alleging ongoing discharges of pollutants, including selenium and conductance, from valley fills located at certain mining sites in some of the regions where we operate. In West Virginia, several of these cases have been successful for the challengers. While it is difficult to predict the outcome of any potential or future suits, such litigation could result in increased compliance costs following the completion of mining at our operations.

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. This definition never took effect as it was replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by the U.S. District Court for the District of Arizona in August 2021. The EPA is undergoing a rulemaking process to redefine the definition of WOTUS; in the interim, the EPA is utilizing the pre-2015 WOTUS definition until further notice. To the extent a new rule or further litigation expands the scope of the CWA’s jurisdiction, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct mining operations or to do so profitably.

Resource Conservation and Recovery Act. The RCRA and corresponding state laws establish standards for the management of solid and hazardous wastes generated at our various facilities. Besides affecting current waste disposal practices, the RCRA also addresses the environmental effects of certain past hazardous waste treatment, storage and disposal practices. In addition, the RCRA requires certain of our facilities to evaluate and respond to any past release, or threatened release, of a hazardous substance that may pose a risk to human health or the environment.

The RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. For example, the EPA regulates coal ash as a solid waste under Subtitle D of the RCRA through its coal combustion residuals (“CCR”) rule. This rule establishes limits for the location of new sites and requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. As initially promulgated, the rule exempted closed coal ash impoundments located at inactive facilities and allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. However, in August 2020, the EPA finalized amendments to its CCR rule that required closure to be initiated at all unlined and clay-lined surface impoundments by April 11, 2021. Then, on January 11, 2022, the EPA announced several actions with respect to the CCR rule, including reiterating that surface impoundments cannot be closed with coal ash in contact with groundwater (in connection with proposed determinations to deny closure deadline extensions) and establishing a federal permitting scheme for the disposal of coal ash and establishing regulations for legacy coal ash surface impoundments. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provides for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate the EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. These requirements, as well as any future changes in the management of coal combustion residuals, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of coal combustion residuals, including coal ash, could lead to material liability for our customers under the RCRA or other federal or state laws and potentially further reduce the demand for coal.

Currently, certain coal mine wastes, such as earth and rock covering a mineral deposit (commonly referred to as overburden) and coal cleaning wastes, are exempted from hazardous waste management under the RCRA. Any change or reclassification of this exemption could significantly increase our coal mining costs.

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

National Environmental Policy Act. The National Environmental Policy Act (the “NEPA”) requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment, such as issuing a permit or other approval. In the course of such evaluations, an agency will typically prepare an environmental assessment to determine the potential direct, indirect and cumulative impacts of a proposed project. Where the activities in question have significant impacts to the environment, the agency must prepare an environmental impact statement. Compliance with the NEPA can be time-consuming and may result in the imposition of mitigation measures that could affect the amount of coal that we are able to produce from mines on federal lands, and may require public comment. Furthermore, whether agencies have complied with the NEPA is subject to protest, appeal or litigation, which can delay or halt projects. The NEPA review process, including potential disputes regarding the level of evaluation required for climate change impacts, may extend the time and/or increase the costs and difficulty of obtaining necessary governmental approvals, and may lead to litigation regarding the adequacy of the NEPA analysis, which could delay or potentially preclude the issuance of approvals or grant of leases.

In the past, the Council on Environmental Quality (the “CEQ”) has issued guidance encouraging agencies to provide more detailed discussion of the direct, indirect, and cumulative impacts of a proposed action’s reasonably foreseeable GHG emissions and effects. Furthermore, the CEQ is currently reviewing proposed revisions to the NEPA regulations that would revise the definition of “effects” to expressly include direct, indirect, and cumulative effects, reduce the emphasis on the applicant’s purpose and need, and allow agencies to adopt NEPA regulations that are more rigorous than the CEQ regulations. Although this proposed rule has yet to take effect, the adoption of a similar guidance in the future could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

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

Human Capital Resources

We believe our employees are a competitive advantage. We seek to foster a culture that supports diversity, equity and inclusion, and strive to provide a safe, healthy and rewarding work environment with opportunities for growth. We had 454 employees as of December 31, 2021, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

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

Jumpstart Our Business Startups Act ( the “JOBS Act”)

We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, unlike public companies that are not emerging growth companies under the JOBS Act, we will not be required to:

●	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
●	comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
●	provide certain disclosure regarding executive compensation required of larger public companies or hold stockholder advisory votes on the executive compensation required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); or
●	obtain stockholder approval of any golden parachute payments not previously approved.

We will cease to be an emerging growth company the last day of the fiscal year following the fifth anniversary of our initial public offering, which is December 31, 2022.

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

Risks Related to Our Business

●	The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.
●	Our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.
●	We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.
●	Our customer base is highly dependent on the steel industry.
●	Deterioration in the global economic conditions, a worldwide financial downturn or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

●	We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.
●	We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
●	A substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.
●	Increased competition or a loss of our competitive position could adversely affect sales of, or prices for, our coal, which could impair our profitability.
●	The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to prospective customers.
●	Any significant downtime of our major pieces of mining equipment, including any preparation plants, could impair our ability to supply coal to prospective customers and materially and adversely affect our results of operations.
●	Our ability to collect payments from customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.
●	If we are unable to obtain needed capital or financing on satisfactory terms, we may have to curtail our operations and delay our construction and growth plans, which may materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.
●	Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.
●	Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
●	Substantially all of our mining properties are leased from our affiliates and conflicts of interest may arise in the future as a result.
●	We may face restricted access to international markets in the future.

Risks Related to Environmental, Health, Safety and Other Regulations

●	The current U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.
●	Current and future government laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.
●	Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could expose us to significant costs and liabilities.
●	We must obtain, maintain, and renew governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on our operations.
●	We and our significant stockholders are subject to the Applicant Violator System.
●	Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors in certain circumstances may have the ability to order our operations to be shut down based on safety considerations.
●	We have reclamation, mine closing, and related environmental obligations under the SMCRA. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

Risks Related to Our Company

●	Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions in any future debt instruments and by additional factors unrelated to our profitability.
●	Your percentage of ownership in us may be diluted in the future.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Risks Related to Our Business

The impact of the spread of COVID-19 and the measures taken to mitigate it are adversely affecting our business, operations and financial condition.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption since 2020 and continuing into 2022. In response to the COVID-19 pandemic, governments worldwide placed significant restrictions on both domestic and international travel and took action to restrict the movement of people and suspend some business operations. Lockdowns, travel restrictions and restrictions on public gatherings, coupled with the spread and impact of the COVID-19 pandemic, resulted in a significant worldwide economic slowdown. At multiple stages in 2021, states that had begun taking steps to reopen their economies experienced a subsequent surge in cases of COVID-19, causing these states to cease such reopening measures in some cases and reinstitute restrictions in others. Rates of COVID-19 contractions have caused federal, state and local governments to impose restrictions on business and social activities. In the event governments impose such restrictions, the recovery of the economy may be further curtailed.

These social and governmental responses have caused a significant slowdown in the global economy and financial markets, and the current and anticipated economic impact of these actions has caused volatility in many commodity prices, including intermittent declines and increases in metallurgical coal prices, and, at times, significant decline in the demand for steel. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, the development and availability of treatments and vaccines and extent to which these treatments and vaccines may remain effective as potential new strains of the coronavirus emerge, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

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

We are exposed to risks associated with an increasingly concentrated customer base both domestically and globally. We derive a significant portion of our revenues from three customers, which accounted for approximately 30%, 15% and 13% of our total revenue, respectively, aggregating approximately 58% of our total revenue for the 12 months ended December 31, 2021. The balance due from these customers at December 31, 2021 was approximately 58% of total accounts receivable.

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

The costs of establishing the infrastructure necessary to enable us to continue to ramp up our mining operations will be significant. We have constructed preparation and loading facilities at our Elk Creek Complex. Our Berwind Complex will remain under development until we reach our full targeted annual coal production in the Pocahontas No. 4 seam. That coal is currently, and is planned to continue to be, washed at our active Knox Creek plant until our Berwind plant is fully up and running later this year. At our RAM Mine, we may require access to either newly constructed preparation and loading facilities or arrangements with third parties to process and load our coal. Alternatively, we might mine the coal in a manner that allows us to ship the coal direct without washing. We will analyze whether to expend capital to construct preparation facilities or enter into third-party processing arrangements. Our failure to provide the necessary preparation, processing and loading facilities for our projects would have a material adverse effect on our operations.

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

Each of the factors that impacts reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our future coal reserves may vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual future coal reserves. Additionally, our reserve estimates may be adversely affected by our adoption and application of the SEC’s recent rule amendments revising property disclosure requirements for publicly traded mining companies.

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

Currently, all of our operations are conducted in a single geographic region in the eastern United States in the states of Pennsylvania, Virginia and West Virginia. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation, natural disasters, pandemics (such as COVID-19) or interruption of transportation or other events that impact the region in which we operate or its surrounding areas. If any of these factors were to impact the region in which we operate more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

In addition, weather conditions associated with climate change, such as increased frequency and severity of storms, droughts and floods and other severe weather events, may impact our operations, personnel, physical assets, supply chain, distribution chain, and the cost of availability of insurance. If any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our business, financial condition and cash flows. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.

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

We depend on several major pieces of mining equipment to produce and transport our coal, including, but not limited to, underground continuous mining units and coal conveying systems, surface mining equipment such as highwall miners, front-end loaders and coal overburden haul trucks, preparation plants and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, the MSHA and other regulatory agencies sometimes make changes with regards to requirements for pieces of equipment. Such changes could cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

If either our preparation plants, or train loadout facilities, or those of a third party processing or loading our coal, suffer extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders. For example, in late-2018, we experienced a partial structural failure at one of the raw coal storage silos that feeds our Elk Creek plant in West Virginia, which idled our Elk Creek preparation plant for approximately one month.

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

If we do not make sufficient or effective capital expenditures, we will be unable to develop and grow our business. To fund our projected capital expenditures, we will be required to use cash from our operations, incur debt or issue additional common stock or other equity securities. Using cash from our operations will reduce cash available for maintaining or increasing our operating activities and paying dividends to our stockholders. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our future debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control, such as the COVID-19 pandemic.

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

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to pay our obligations and to make dividend payments, depends entirely on our subsidiaries and their ability to distribute funds to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third-party, including a creditor, or by the law of their respective jurisdictions of formation which regulates the payment of dividends. If we are unable to obtain funds from our subsidiaries, we may not be able to declare or pay dividends.

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

Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. The demand for skilled employees sometimes causes a significant constriction of the labor supply resulting in higher labor costs. When met coal producers compete for skilled miners, recruiting challenges can occur and employee turnover rates can increase, which negatively affect operating efficiency and costs. In the event there is a shortage of experienced labor, it could have an adverse impact on our labor productivity and our ability to expand production in the event there is an increase in the demand for our coal.

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

Under the SMCRA and its state law counterparts, all coal mining applications must include mandatory “ownership and control” information, which generally includes listing the names of our officers and directors, and our principal stockholders owning 10 percent or more of our voting shares, among others. Ownership and control reporting requirements are designed to allow regulatory review of any entities or persons deemed to have ownership or control of a coal mine, and bars the granting of a coal mining permit to any such entity or person (including any “owner and controller”) who has had a mining permit revoked or suspended, or a bond or similar security forfeited within the five-year period preceding a permit application or application for a permit revision. Regulatory agencies also block the issuance of permits to an applicant who, or whose owner and controller, has permit violations outstanding that have not been timely abated.

A federal database, known as the Applicant Violator System, is maintained for this purpose. Certain relationships are presumed to constitute ownership or control, including the following: being an officer or director of an entity; being the operator of the coal mining operation; having the ability to commit the financial or real property assets or working resources of the permittee or operator; based on the instruments of ownership or the voting securities of a corporate entity, owning of record 10% or more of the mining operator, among others. This presumption, in most cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. An ownership and control notice must be filed by us each time an entity obtains a 10% or greater interest in us. If we have unabated violations of the SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our “owners and controllers,” as discussed above, may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations of law are corrected. This is known as being “permit-blocked.” Additionally, Yorktown and Mr. Atkins are each currently deemed an “owner or controller” of a number of other mining companies; as such, we could be permit-blocked based upon the violations of or permit-blocked status of an “owner or controller” of us. This could adversely affect production from our properties.

We may be subject to additional limitations on our ability to conduct mining operations due to federal jurisdiction.

We may conduct some underground mining activities on properties that are within the designated boundary of federally protected lands or national forests where the above-mentioned restrictions within the meaning of the SMCRA could apply. Federal court decisions could pose a potential restriction on underground mining within 100 feet of a public road as well as other restrictions. If these SMCRA restrictions ultimately apply to underground mining, considerable uncertainty would exist about the nature and extent of this restriction. While it could remain possible to obtain permits for underground mining operations in these areas even where this 100-foot restriction was applied, the time and expense of that permitting process would be likely to increase significantly, and the restrictions placed on the mining of those properties could adversely affect our costs.

Risks Related to Environmental, Health, Safety and Other Regulations

The current U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

In January 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris climate agreement (which took effect in February 2021) and set a target of achieving carbon-free electricity generation in the United States by 2035 and net zero greenhouse gas emissions economy-wide by 2050. The Biden Administration’s climate goals include the establishment of technology-neutral Energy Efficiency and Clean Electricity Standards, accompanied by clean energy tax credits and other incentives for utilities and grid operators to generate electricity with renewable energy. An integral part of the goals, funding under the Build Back Better legislation, is in flux after recent opposition in the U.S. Senate. Depending upon what legislative and regulatory proposals in pursuit of these targets come into effect, there could be increased pressure on U.S. utilities and power generators to reduce greenhouse gas emissions, accelerating the decline in demand for coal in the United States. In addition, the Biden Administration has taken measures to unwind a number of regulatory rollbacks enacted or proposed by the Trump administration, including, among others, the ACE Rule, the NWPR, the CCR, and the proposed NEPA overhaul, many of which are currently the subject of ongoing litigation. On January 11, 2022, the EPA announced several actions with respect to the coal combustion residuals rules, including reiterating that surface impoundments cannot be closed with coal ash in contact with groundwater (in connection with proposed determinations to deny closure deadline extensions) and establishing a federal permitting scheme for the disposal of coal ash and establish regulations for legacy coal ash surface impoundments. New, more stringent legislation or regulations related to the protection of the environment, health and safety or the reduction of greenhouse gas emissions, as well as changes in the interpretation and enforcement of such laws and regulations, may require us or our customers to change operations significantly or incur increased costs, which may adversely affect our mining operations, cost structure or our customers’ ability to use coal. Such changes could have a material adverse effect on our financial condition and results of operations.

Laws and regulations restricting greenhouse gas emissions as well as uncertainty concerning such regulations could adversely impact the market for coal, increase our operating costs, and reduce the value of our coal assets.

Climate change continues to attract considerable public and scientific attention. There is widespread concern about the contributions of human activity to such changes, especially through the emission of GHGs. Numerous reports, such as Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have further raised concern about the impacts of fossil fuel combustion on global climate issues. There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. Collectively, these initiatives could result in higher electric costs to our customers or lower the demand for coal used in electric generation, which could in turn adversely impact our business. They could also result in direct regulation of the GHGs produced by our operations. See "Business—Environmental and Other Regulatory Matters—Global Climate Change.”

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. The uncertainty over the outcome of ongoing litigation challenging the repeal of both the CPP, and its replacement, the ACE Rule, or its replacement, and the extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations. We or prospective customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards.

Current and future laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.

We and our potential customers are subject to stringent and complex laws, regulations and other legal requirements enacted by federal, state and local authorities relating to protection of the environment and natural resources. These include those legal requirements that govern discharges or emissions of materials into the environment, the management and disposal of substances and wastes, including hazardous wastes, the cleanup of contaminated sites, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, mitigation and restoration of streams or other waters, the protection of drinking water, assessment of the environmental impacts of mining, monitoring and reporting requirements, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. See “Business—Environmental and Other Regulatory Matters.” Examples include laws and regulations relating to:

●	occupational health and safety;
●	emissions to air and discharges to water;
●	plant and wildlife protection, including endangered species protections;
●	the reclamation and restoration of properties after mining or other activity has been completed;
●	limitations on land use;
●	mine permitting and licensing requirements;
●	the storage, treatment and disposal of wastes;
●	air quality standards;
●	water pollution;
●	protection of human health, plant-life and wildlife, including endangered and threatened species;
●	protection of wetlands;
●	the discharge of materials into the environment;
●	remediation of contaminated soil, surface and groundwater; and
●	the effects of operations on surface water and groundwater quality and availability.

Complying with these environmental and employee health and safety requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations. In addition, there is the possibility that we could incur substantial costs as a result of violations of environmental laws, judicial interpretations of or rulings on environmental laws or permits, or in connection with the investigation and remediation of environmental contamination. For example, the EPA and several of the states where we operate have, or intend to, propose revised recommended aquatic life criteria for discharges of selenium regulated under the CWA, which may be more stringent than current criteria. The comment period for the EPA’s draft Selenium Technical Support Materials, intended to provide implementation support for states for the recommend selenium aquatic life criterion for freshwater ended on January 3, 2022. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment, including those related to discharges of selenium, could further affect our costs or limit our operations. See “Business—Environmental and Other Regulatory Matters.”

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

Numerous governmental permits and approvals are required for mining operations. Our operations are principally regulated under permits issued pursuant to the SMCRA and the federal CWA. State and federal regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, we may be required to prepare and present to permitting or other regulatory authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment.

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

Prior to discharging any pollutants to waters of the United States, coal mining companies must obtain a NPDES permit from the appropriate state or federal permitting authority. NPDES permits include effluent limitations for discharged pollutants and other terms and conditions, including required monitoring of discharges. Changes and proposed changes in state and federally recommended water quality standards may result in the issuance or modification of permits with new or more stringent effluent limits or terms and conditions. See “Business—Environmental and Other Regulatory Matters—Clean Water Act.”

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

Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Federal or state regulatory agencies have the authority, under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.

Our customers are subject to extensive existing and future laws, regulations and other legal requirements relating to protection of the environment, which could negatively impact our business and the market for our products.

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

Apart from actual and potential regulation of air emissions and solid wastes from coal-fired plants, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Many states, including Pennsylvania and Virginia, have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by electric power generators as a result of current or new standards for the emission of impurities, or current or new incentives to switch to renewable fuels or renewable energy sources could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business, cash flows, results of operations and our ability to pay dividends to our stockholders.

Activism and initiatives aimed at limiting climate change and a reduction of air pollutants could interfere with our business activities, operations and ability to access capital sources.

Numerous activist groups are devoting resources to anti-coal activities to minimize or eliminate the production of or use of coal as a source of electricity generation, domestically and internationally. Participants in the coal mining industry are frequently targeted by activist groups that openly attempt to disrupt the industry. For example, Greenpeace International filed a letter with the SEC alleging that one coal mining company’s filings relating to a proposed public offering of securities may contain incomplete and misleading disclosures regarding the risks of investing in the coal market. On another occasion, the Sierra Club sent a letter to the SEC stating that it believed a coal mining company may be giving potential investors false impressions regarding risks to its business. Other groups have objected to our RAM No. 1 mine permit application in Pennsylvania. It is possible that we could continue to be the target of similar actions in the future, including when we attempt to grow our business through acquisitions or commence new mining operations. Activist groups have also brought lawsuits challenging the issuance of individual coal leases, historical and pending regulatory approvals, permits and processes that are necessary to conduct coal mining operations or to operate coal-fueled power plants. Activism could materially and adversely impact our ability to operate our business or raise capital.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities; encouraging the consideration of environmental, social and governance (“ESG”) practices and ESG ratings of companies in a manner that may negatively affect coal companies; and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. In California, for example, legislation was signed into law in September 2015 to require the state’s pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Additionally, Maine passed a law in June 2021 requiring the state pension system to divest holdings in coal, petroleum, natural gas and related products by 2026, and the New York State Common Retirement Fund has and is continuing to divest from coal assets.

Several large investment banks have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants, which may make it more difficult for utilities to obtain financing for coal-fired plants. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets. These efforts, as well as concerted conservation and efficiency efforts could cause coal prices and sales of our coal to materially decline and could cause our costs to increase.

Other activist campaigns have urged companies to cease financing coal-driven businesses. A number of investors and asset managers have enacted such policies as a result, including by beginning to exit investments that present high sustainability-related risks, such as thermal coal producers. The impact of such efforts may adversely affect the demand for and price of securities issued by us and impact our access to the capital and financial markets. In addition, several well-funded non-governmental organizations have explicitly undertaken campaigns to minimize or eliminate mining and the use of coal as a source of electricity generation. The net effect of these developments is to make it more costly and difficult to maintain our business and to continue to depress the market for coal.

Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors in certain circumstances may have the ability to order our operations to be shut down based on safety considerations.

The Mine Act and MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. MSHA regularly inspects mines to ensure compliance with regulations promulgated under the Mine Act and MINER Act. In addition, Pennsylvania, West Virginia, and Virginia all have similar programs for mine safety and health regulation and enforcement.

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

We have reclamation, mine closing, and related environmental obligations under the SMCRA. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The SMCRA establishes operational, reclamation and closure standards for our mining operations. The SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the OSMRE or, where state regulatory agencies have adopted federally approved state programs under the SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of the SMCRA through approved state programs. See “Business—Environmental and Other Regulatory Matters.”

In addition, the SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the AML Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.224 per ton for surface mined coal and $0.096 per ton for underground mined coal. These fees are currently scheduled to be in effect until September 30, 2034, and on November 15, 2021, the Infrastructure Investment and Jobs Act (“IIJA”), which included the Abandoned Mine Land Reclamation Amendments of 2021, extended OSMRE’s statutory authority to collect reclamation fees for an additional 13 years and to reduce the fee rates. The OSMRE is currently revising its regulations to reflect the statutory extension of the dates when monies derived from these fees will be available for grant distributions. An interim final rule was published on January 14, 2022, along with a request for comment, in order to codify the revisions to reflect the changes from the IIJA.

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

Risks Related to Our Company

Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions in debt instruments and by additional factors unrelated to our profitability.

We may pay additional special and regular quarterly dividends in the future. Our ability to pay dividends is subject to the discretion of our board of directors and the requirements of applicable law. The timing and amount of dividends declared will depend on, among other things: (a) our earnings, earnings outlook, financial condition, cash flow, cash requirements and outlook on current and future market conditions, (b) our liquidity, including our ability to obtain debt and equity financing on acceptable terms, (c) restrictive covenants in any future debt instruments and (d) provisions of applicable law governing the payment of dividends.

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

In addition, financing agreements may prohibit the payment of dividends if an event of default has occurred and is continuing or would occur as a result of the payment of such dividends.

In addition, Section 170 of the Delaware General Corporation Law (the “DGCL”) allows our board of directors to declare and pay dividends on the shares of our common stock either (i) out of our surplus, as defined in and computed in accordance with the DGCL or (ii) in case there shall be no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We may not have sufficient surplus or net profits in the future to pay dividends, and our subsidiaries may not have sufficient funds, surplus or net profits to make distributions to us. As a result of these and the other factors mentioned above, we can give no assurance that dividends will be paid in the future.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies, including those relating to auditing standards and disclosure about our executive compensation.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. We are currently classified as an emerging growth company. We will no longer be classified as such in our fiscal year ending December 31, 2022. At that time, we will be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB unless the SEC determines otherwise or (4) provide certain disclosure regarding executive compensation required of larger public companies.

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

Certain of our directors, who are responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities (including Yorktown-affiliated entities) that are in the business of identifying and acquiring coal reserves. The existing positions held by these directors may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

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

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Charter or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Charter described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We have identified a material weakness in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, such failure could cause investors to lose confidence in our reported financial information, which could harm our business and have a material adverse effect on the price of our common stock.

In 2022, management identified a material weakness in our internal controls over financial reporting related to information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting process. The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate this material weakness. The Company’s efforts include modifying information technology general controls over user access and implementing additional controls designed to detect issues that may arise over user access and segregation of duties conflicts. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. However, our remedial actions may not prevent this or similar weaknesses from occurring in the future.

We are required to comply with a variety of reporting, accounting and other rules and regulations. As a result, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems and significant deficiencies or material weaknesses are possible. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, or if we are unable to appropriately or timely remediate any such effectiveness, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, require us to expend significant resources to remediate the deficiencies, impair our access to capital and otherwise materially adversely impact us.

General Risk Factors

Future changes in tax legislation could have an adverse impact on our cash tax liabilities, results of operations or financial condition.

Tax legislation in 2017 reduced the U.S. corporate income tax rate from 35% to 21% and included certain other changes that resulted in a significant reduction of our income tax liability. Congress could, in the future, revise or repeal those changes or enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance. For example, President Biden has proposed increasing the U.S. corporate income tax rate to 28%. Such changes are potentially more likely under the Democratic party-controlled Congress. We are unable to predict whether any such changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

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

The terms of the indenture governing our Senior Notes and the agreements and instruments governing our other indebtedness and surety bonding obligations impose restrictions that may limit our operating and financial flexibility.

The indenture governing our Senior Notes and the agreements governing our other indebtedness and surety bonding obligations contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person and other restrictions, all of which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

These covenants limit, among other things, our ability to:

●	incur additional indebtedness;
●	pay dividends on or make distributions in respect of stock or make certain other restricted payments, such as share repurchases;
●	make capital investments;
●	enter into agreements that restrict distributions from certain subsidiaries;
●	sell or otherwise dispose of assets;
●	use for general purposes the cash received from certain allowable asset sales or disposals;
●	enter into transactions with affiliates;
●	create or incur liens;
●	merge, consolidate or sell all or substantially all of our assets; and
●	receive dividends or other payments from subsidiaries in certain cases.

Our ability to comply with these covenants may be affected by events beyond our control and we may need to refinance existing debt in the future. A breach of any of the covenants under the indenture together with the expiration of any cure period, if applicable, could result in a default under our indenture. If any such default occurs, subject to applicable grace periods, the holders of our Senior Note may elect to declare all outstanding Senior Notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If the obligations under our Senior Notes were to be accelerated, our financial resources may be insufficient to repay the Senior Notes and any other indebtedness becoming due in full.

In addition, if we breach the covenants in the indenture governing the Senior Notes and do not cure such breach within the applicable time periods specified therein, we would cause an event of default under the indenture governing the Senior Notes and a cross-default to certain of our other indebtedness and the lenders or holders thereunder could accelerate their obligations. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

The number and quantity of viable financing and insurance alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around our efforts with respect to environmental and social matters and related governance considerations could harm the perception of our company by a significant number of investors or result in the exclusion of our securities from consideration by those investors.

Certain banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal producers and utilities that derive a majority of their revenue from coal, and particularly from thermal coal. This may adversely impact the future global demand for coal. Increasingly, the actions of such financial institutions and insurance companies are informed by non-standardized “sustainability” scores, ratings and benchmarking studies provided by various organizations that assess environmental, social and governance matters. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities and other institutional investors, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, or that have low ratings or scores in studies and assessments of the type noted above, including coal producers. These entities also have been pressuring lenders to limit financing available to such companies. These efforts may have adverse consequences, including, but not limited to:

●	restricting our ability to access capital and financial markets in the future;
●	reducing the demand and price for our equity securities;
●	increasing the cost of borrowing;
●	causing a decline in our credit ratings;
●	reducing the availability, and/or increasing the cost of, third-party insurance;
●	increasing our retention of risk through self-insurance;
●	making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
●	limiting our flexibility in business development activities such as mergers, acquisitions and divestitures.

If securities or industry analysts adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and consume management attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NASDAQ, with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements occupies a significant amount of time for our board of directors and management and significantly increases our costs and expenses. We need to:

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

We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period, or have a material adverse effect on our business, financial condition and results of operations

Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation that may be filed against us in the future. In addition, such litigation could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 3. Legal Proceedings.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Summary Overview of Mining Operations

Information concerning our mining properties in this Annual Report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A “Risk Factors”

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A “Risk Factors”

The information that follows relating to the Elk Creek Complex and the Berwind/Knox Creek complex (the “Berwind/Knox Creek Complex”) is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS’s, incorporated herein by reference and made a part of this Annual Report.

The following map shows the location of our mining properties and offices, as of December 31, 2021:

At December 31, 2021, we had three mining properties, as summarized in the table below:

		Controlled					Processing Facilities -
	Location	Acres	(years)	Stage	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming and Mingo Counties, WV	20,200	20+	Production	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind/Knox Creek Complex	McDowell County, WV, Buchanan Russell and Tazewell Counties, VA	103,400	20+	Production	Underground, Highwall, Surface	Low, Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	1,567	10	Development	Underground	High Volatile C	Truck, Barge
Total		125,167

At December 31, 2021, we owned or controlled, primarily through long-term leases, approximately 123,600 acres of coal in Virginia and West Virginia and 1,567 acres of coal in Pennsylvania. The aggregate annual production for our properties during the three most recently completed fiscal years are as follows: 2.2 million tons for fiscal year 2021, 1.7 million tons for fiscal year 2020 and 1.9 million tons for fiscal year 2019. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Many of these leases provide for a royalty payment to the lessor based on a specific price per ton of coal extracted or as a percentage of coal sales revenue. We believe that all of our leases were entered into at market terms.

Our executive headquarters occupies leased office space in Lexington, Kentucky and we lease office space in Charleston, West Virginia as an operations center. See Item 1. “Business - Our Projects” for specific information about our mining operations.

We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. With respect to each facility at which we produce coal, permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.

We are the operators of the mining and processing operations and the mining methods we use consist of surface, underground and highwall mining methods. The mining operations for the Elk Creek Complex and the Berwind/Knox Creek Complex are material to our business and are further described below.

Elk Creek Complex

The Elk Creek Complex is located approximately 45 miles south of Charleston, West Virginia, in Logan, Wyoming, and Mingo Counties at N 37.698718, W 81.778297. The nearest town is Man, West Virginia, which is approximately five miles to the northwest of the Elk Creek Complex. The Elk Creek Complex is within the Southern West Virginia coal field of the Central Appalachia Coal Producing Region (the “CAPP Region”) of the United States.

Companies that previously mined on the Elk Creek Complex include Island Creek Coal Company (“Island Creek”) which started mining in the area in December 1904. Consolidation Coal Company, now known as Consol Energy, Inc. (“Consol”), bought Island Creek in July 1993 and continued operations in and around the area until the late-1990s when Consol idled its Elk Creek Mine. Ramaco Coal bought the property from Consol in 2012 and started production on the Elk Creek Complex in the fourth quarter of 2016. The 2012 purchase included acquisition of rail access, permitted impoundment and coal refuse disposal facilities, as well as numerous reclaimed, but permitted deep mines. Pittston Coal Company operated mines on the northern Huff Creek portion (McDonald and Baisden properties) of the Elk Creek Complex in the 1970s and 1980s before the company exited the coal mining business in 2001.

The Elk Creek Complex consists of approximately 20,200 acres of leased coal holdings. Within the Elk Creek Complex controlled coal holdings, 16,000 acres lie in Logan County, 2,800 acres in Wyoming County and 1,400 acres in Mingo County. The Elk Creek Complex is in the production stage and currently has four active mines, five planned and permitted mines, one permitted inactive mine, and one planned but not permitted mine. The five planned and permitted mines include two contour surface mine developing areas for a highwall miner, and three underground room and pillar mines, which use continuous miners for mine development. Ramaco began production of metallurgical coal at the complex in 2016. A majority of the underground mines implement retreat mining, which results in mining recovery of greater than 80 percent. Contour mining has an average mining recovery of approximately 90 percent, and the highwall mines have and average mining recovery of approximately 40 percent.

The Elk Creek Complex is mining several seams and seam splits, including the Chilton A, Upper Dorothy, Upper Dorothy 2, 3, and 4, Middle Dorothy, Lower Dorothy, Upper Cedar Grove, Lower Cedar Grove A, Lower Cedar Grove B, Lower Cedar Grove C, No. 2 Gas, Upper Alma, Lower Alma, Powellton, and Eagle seams.

Currently, there are four active mines within the complex:

●	Ram No. 1 Surface and Highwall Mine;
●	Stonecoal No. 2 Alma Deep Mine;
●	Rockhouse Eagle Deep Mine; and
●	No. 2 Gas Deep Mine.

There are five planned and permitted mines within the complex:

●	Michael Powellton Deep Mine, scheduled for late-2022 startup;
●	Crucible Lower Cedar Grove B and C seams, scheduled for early-2022 startup;
●	Ram No. 3 Surface and Highwall Mine, scheduled for 2023 startup;
●	Ram No. 2 Surface and Highwall Mine (which is the extension of Ram No. 1 above), scheduled for 2023 startup; and
●	Glenalum Tunnel #1 Deep Mine, scheduled for 2027 startup.

There is one permitted inactive mine, the Eight-Kay Deep Mine that is projected to start in 2027 and the Bens Creek Deep Mine is planned but is not yet permitted. The projected startup date for this mine is 2026. There are several other resource areas on the property which Ramaco may plan to mine and permit at a future date.

The current Elk Creek Complex Life-of-Mine (“LOM”) Plan projects mining through 2040; an expected mine life for the complex of 19 years. Ramaco projects total annual mine production to range from 2.0 to 2.6 million clean tons when the surface and continuous miner units are operating (2022 through 2028) and 0.5 to 1.6 million clean tons per year from 2029 through 2040 after surface mining ceases in 2028, in the absence of new mine development. It is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

All Run-of-Mine (“ROM”) coal is washed at the Elk Creek Preparation Plant. The Elk Creek Preparation Plant, built in 2017 by Raw Resources Group located in Princeton, West Virginia, is a well designed and constructed preparation plant, with ROM processing capacity of 700 tons per hour.

The book value of the Elk Creek Complex property and its associated plant and equipment was $186 million as of December 31, 2021. The Elk Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Elk Creek Complex produces a high quality, high-volatile metallurgical coal. Historically, the market for metallurgical coal from the Elk Creek Complex has been domestic metallurgical coal consumers and the global seaborne metallurgical coal market. Coal produced from the complex is primarily high-volatile A and high-volatile B metallurgical coal. The Elk Creek Complex also produces thermal coal and specialty coals, which represent approximately five percent of sales.

Volatiles refers to the volatile matter contained in the coal. Classification of coal as low, mid or high-volatile refers to the specific volatile content within the coal, with coals of 17% to 22% volatile matter being classified as low-volatile, 23% to 31% as mid volatile and 32% or greater as high-volatile. The volatile matter in coal impacts coke yield (i.e. the amount of coke and coke by-products produced per ton of coal charged). Low-volatile coal contains more carbon, but too much carbon can result in coke oven damage. Too much volatile matter results in less carbon and reduces the volume of coke produced. Therefore, coke producers use blends of high-volatile and low-volatile coals for coke production.

We are unaware of any significant encumbrances to the Elk Creek Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Berwind/Knox Creek Complex

The Berwind/Knox Creek Complex consists of three general properties or areas as follows:

●	Berwind Property;

●	Big Creek Property; and
●	Knox Creek Property.

The Berwind/Knox Creek Complex is located approximately 80 miles south of Charleston, West Virginia; 100 miles west of Roanoke, Virginia; 60 miles northeast of Kingsport, Tennessee; and 160 miles east/southeast of Lexington, Kentucky at N 37.164522, W 81.744893. The complex includes areas in Buchanan, Russell and Tazewell Counties, Virginia and McDowell County, West Virginia. The Berwind/Knox Creek Complex is within the Southwestern Virginia and Southern West Virginia coal fields of the CAPP Region of the United States.

The Berwind/Knox Creek Complex and surrounding area has an extensive history of coal mining, primarily by underground mining methods. Mining within the Berwind/Knox Creek Complex likely began in the early-1900s and there have been many different mine operators both large and small in the region since then.

The Berwind/Knox Creek Complex consists of approximately 103,400 acres of owned and leased coal holdings. Within the Berwind/Knox Creek Complex controlled coal holdings, 32,500 acres lie in McDowell County, West Virginia, 24,900 acres lie in Buchanan County, Virginia, 30,300 acres in Tazewell County, Virginia, and 15,700 acres in Russell County Virginia. The Berwind/Knox Creek Complex is in the production stage and currently has three active mines and two planned and permitted mines. The three active mines include one contour surface mine developing areas for a highwall miner, and two underground room and pillar mines, which use continuous miners for mine development. Ramaco began production of metallurgical coal at the complex in 2017. A majority of the underground mines implement retreat mining, which results in mining recovery of greater than 80 percent. Contour mining has an average mining recovery of approximately 90 percent, and the highwall mine has an average mining recovery of approximately 40 percent.

The Berwind/Knox Creek Complex is mining several seams and seam splits, including the Pocahontas 4, Pocahontas 3, Jawbone and Tiller seams.

Active Mines:

●	Berwind No. 1 Pocahontas 4 Deep Mine
●	triad Pocahontas 4 Deep Mine
●	Big Creek Surface and Highwall Mine

Planned and Permitted Mines:

●	Big Creek Jawbone 1 Deep Mine, scheduled for mid-2022 startup
●	Laurel Fork Deep Mine, scheduled for mid-2022 startup

We recently acquired the Laurel Fork Deep Mine as part of the purchase of the Amonate Assets, however, geology work has not been completed for this mining property and reserves have not been estimated.

The current Berwind/Knox Creek Complex LOM Plan projects mining through 2039, an expected mine life for the complex of 18 years. Ramaco projects total annual production to range from 0.8 to 1.0 million clean tons when the surface and continuous miner units are operating (2022 through 2023), and 0.4 to 0.8 million clean tons per year from 2024 through 2039 after surface mining ceases in 2023. These figures do not include mining on the Amonate reserves, which we anticipate adding between 0.7-0.9 million tons of annual production by the end of 2023. It is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

Currently, all ROM coal is washed at the Knox Creek preparation plant. The Knox Creek preparation plant, built in 1981 by Powell Construction Company located in Johnson City, Tennessee, is a well designed and constructed preparation plant, with ROM processing capacity of 750 tons per hour.

The book value of the Berwind/Knox Creek Complex property and its associated plant and equipment is $96 million as of December 31, 2021. The Berwind/Knox Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Berwind/Knox Creek Complex produces primarily a high quality, mid and low-volatile metallurgical coal. Historically, the market for metallurgical coal from the Berwind/Knox Creek Complex has been domestic metallurgical coal consumers and the global seaborne metallurgical coal market. The Berwind/Knox Creek Complex also produces a minimal quantity of thermal coal from the surface mine, which represents approximately two percent of its total coal sales.

We are unaware of any significant encumbrances to the Berwind/Knox Creek Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Summary of Mineral Resources and Reserves

Summaries of our mineral resources and reserves at December 31, 2021, are set forth in Tables 1 and 2.

Table 1. Summary Mineral Resources at end of Fiscal Year ended December 31, 2021

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area
Berwind/Knox Creek Complex
Berwind Property	197,215	21.80	92.20	40,825	21.80	92.20	238,040	21.80	92.20	4,495	21.80	92.20
Big Creek Property	30,150	13.60	90.50	—	—	—	30,150	13.60	90.50	—	—	-
Knox Creek Property	259,035	11.30	87.70	6,765	11.30	87.70	265,800	11.30	87.70	—	—	-

Elk Creek
Ram Surface	95,250	15.74	88.65	14,055	15.74	88.65	109,305	15.74	88.65	—	15.74	88.65
Crucible Deep	2,285	8.74	84.04	730	8.74	84.04	3,015	8.74	84.04	—	8.74	84.04
Stonecoal No. 2 Alma Deep Mine	24,005	15.25	87.44	5,135	15.25	87.44	29,140	15.25	87.44	—	15.25	87.44
Michael Powellton Mine	2,460	32.24	97.85	—	32.24	97.85	2,460	32.24	97.85	—	32.24	97.85
Rockhouse Eagle Deep Mine	4,065	19.62	89.07	35	19.62	89.07	4,100	19.62	89.07	—	19.62	89.07
Moorfork Mine	2,390	15.49	82.24	360	15.49	82.24	2,750	15.49	82.24	—	15.49	82.24
Bens Creek Deep Mine	15,510	25.83	93.81	24,425	25.83	93.81	39,935	25.83	93.81	—	25.83	93.81
Lower War Eagle	4,965	21.76	90.64	2,870	21.76	90.64	7,835	21.76	90.64	70	21.76	90.64
Glenalum Tunnel #1 Deep Mine	9,295	4.80	81.13	10,855	4.80	81.13	20,150	4.80	81.13	815	4.80	81.13
Gilbert Deep Mine	2,085	23.56	92.66	2,565	23.56	92.66	4,650	23.56	92.66	85	23.56	92.66

Ram
Ram Mine	3,724	6.00	81.12	7,716	6.00	81.12	11,440	6.00	81.12	—	—	—

Grand Total	652,434			116,336			768,770			5,465

Notes:

●	Mineral Resources reported above are not Mineral Reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves.
●	Resource probable economic mineability is based on underground minable resources with 2.0 feet minimum seam thickness, surface and highwall mines with 1.0 feet minimum seam thickness, area mining with a cutoff stripping ratio of 20:1, and primarily metallurgical low and mid-volatile coal at the Berwind/Knox Creek Complex realizing a sales price of $142 per ton at a cash cost of $77 per clean ton (FOB Mine) and primarily a metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine).

●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary Mineral Reserves at end of Fiscal Year ended December 31, 2021

	Proven Mineral Reserves			Probable Mineral Reserves			Proven + Probable Mineral Reserves
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area
Berwind/Knox Creek Complex
Berwind Property
Pocahontas No. 1 Deep Mine	9,295	23.39	92.58	25	23.39	92.58	9,320	23.39	92.58
Triad Pocahontas 4 Deep Mine	90	23.02	92.35	—	—	—	90	23.02	93.25

Knox Creek Property
Big Creek Surface and Highwall Mine	450	18.36	89.73	10	18.36	89.73	450	18.36	89.73
Jawbone	670	10.91	93.39	—	—	—	670	10.91	93.39

Elk Creek Complex
Ram Surface and Highwall Mine	1,965	15.10	87.10	35	15.10	87.10	2,000	15.10	87.10
Ram Surface 3 and Highwall Mine	2,760	15.80	87.80	440	15.80	87.80	3,200	15.80	87.80
Crucible Deep	4,305	10.40	84.10	645	10.40	84.10	4,950	10.40	84.10
Stonecoal No. 2 Alma Deep Mine	5,010	23.80	84.60	290	23.80	84.60	5,300	23.80	84.60
Michael Powellton Mine	60	42.80	104.60	—	—	—	60	42.80	104.60
Rockhouse Eagle Deep Mine	2,045	16.30	87.80	495	16.30	87.80	2,540	16.30	87.80
No. 2 Gas Deep Mine	2,085	27.90	94.40	455	27.90	94.40	2,540	27.90	94.40
Eight-Kay	1,390	12.30	85.70	240	12.30	85.70	1,630	12.30	85.70
Bens Creek Deep Mine	1,670	28.60	95.80	170	28.60	95.80	1,840	28.60	95.80
Glenalum Tunnel #1 Deep Mine	2,380	5.90	81.80	2,190	5.90	81.80	4,570	5.90	81.80

Grand Total	34,175			4,985			39,160

Notes:

●	Clean recoverable reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency.
●	Mineral Reserves estimated for the Berwind/Knox Creek Complex are based primarily on metallurgical low and mid-volatile coal at the Berwind/Knox Creek Complex realizing a sales price of $142 per ton at a cash cost of $77 per clean ton (FOB Mine) and primarily a metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine).
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
●	Mineral Reserves are reported exclusive of Mineral Resources.

Our coal resource and reserve estimates at December 31, 2021, were prepared by a qualified person (“QP”) and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our coal resource and reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. The most recent studies of our coal reserves for the Elk Creek Complex, Berwind/Knox Creek Complex and RAM Mine were prepared by an independent engineering firm, Weir International, Inc. (“Weir”). In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

In our most recent reserve studies, Weir prepared our reserve reporting in compliance with the Regulation S-K 1300 requirements. Weir initiated this process with us by completing a historical project review as well as its validation of our complete drill hole database. Weir validated that property control is accurately reflected in reserve modeling, verifying the latest property boundaries, including control by each individual seam. Weir also examined reserve boundaries to ensure agreement with mining parameters, such as minimum thickness, minimum yield and minimum inter-burden between seams. Resource classification is determined based on the expectation of our meeting these mining parameters. Weir also conducted mining integrity checks to ensure each reserve area is minable.

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

Summaries of the Berwind/Knox Creek Complex’s and Elk Creek Complex’s mineral resources and mineral reserves as of December 31, 2021 and December 31, 2020 are shown below. Weir served as the QP and prepared the estimates of mineral resources and mineral reserves at the Berwind/Knox Creek Complex and Elk Creek Complex. A copy of the QP’s TRS with respect to the mineral resource and reserve estimates at the Berwind/Knox Creek Complex, dated February 7, 2022, with an effective date of December 31, 2021 (the “Berwind TRS”), is filed as Exhibit 96.1 and at the Elk Creek Complex, dated February 7, 2022, with an effective date of December 31, 2021 (the “Elk Creek TRS”), is filed as Exhibit 96.2 hereto.

	Year ended December 31,
	2021		2020
(in millions)	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves	Proven + Probable Clean Recoverable Reserves

Area
Berwind/Knox Creek Complex	534	10	144
Elk Creek Complex	223	29	113
Total	757	39	257

The combined measured and indicated resources were previously not reported in the fiscal year ending December 31, 2020 but have been included for fiscal year ending December 31, 2021 as a result of changes in reporting requirements. The combined proven and probable reserves at the Berwind/Knox Creek Complex and the Elk Creek Complex decreased by approximately 92.7 percent and 74.7 percent, respectively. The decreases in proven and probable reserves were primarily the result of changes in determination of reserve classifications under requirements of subpart 1300 of Regulation S-K and to a lesser extent due to acquisition of upper seams at the Berwind property at the Berwind/Knox Creek Complex, acquisition of the Big Creek property at the Berwind/Knox Creek Complex, improved coal sales prices, and depletion from production activity.

Key assumptions and parameters relating to the mineral resources and mineral reserves at the Berwind/Knox Creek Complex and the Elk Creek Complex are discussed in Sections 11 and 12 of the Berwind TRS and the Elk Creek TRS, respectively.

Internal Controls

In our exploration and mineral resource and reserve estimation efforts, we utilize an American National Standards Institute certified third-party laboratory, which has in-house quality control and assurance procedures. Once in possession of the samples, the laboratory standard sample preparation and security procedures are followed. After the sample has been tested, reviewed, and accepted, the disposal of the sample is done in accordance with local, state and EPA approved methods.

Weir has determined the sample preparation, security and analysis procedures used for our drillhole samples meet current coal industry standards and practices for quality testing, with laboratory results suitable to use for geological modeling, mineral resource estimation and economic evaluation.

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

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information. Our common stock is listed on the NASDAQ Global Select Market under the symbol “METC” and our Notes are listed on the NASDAQ Global Select Market under the symbol “METCL.”

Holders. As of the close of business on March 29, 2022, there were sixty-two holders of record of our common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends. On December 9, 2021, the Company announced that its board of directors declared a $0.0567 per common share cash dividend payable on March 15, 2022 to shareholders of record as of March 1, 2022. Subsequent to this announcement, the board of directors doubled the first dividend payment. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Operations,” the historical consolidated financial statements of our predecessor and accompanying notes included elsewhere in this Annual Report.

	Year Ended December 31,
(In thousands)	2021	2020	2019	2018	2017
Income Statement data:
Revenue	$283,394	$168,915	$230,213	$227,574	$61,036
Cost and expenses
Cost of sales (exclusive of items shown separately below)	195,412	145,503	162,470	176,555	60,521
Other operating costs and expenses	—	—	—	—	258
Asset retirement obligation accretion	615	570	511	494	405
Depreciation and amortization	26,205	20,912	19,521	12,423	3,154
Selling, general and administrative	21,629	21,023	18,179	14,006	12,591
Total cost and expenses	243,861	188,008	200,681	203,478	76,929
Operating income (loss)	39,533	(19,093)	29,532	24,096	(15,893)
Other income	7,429	11,926	1,758	2,518	204
Interest expense, net	(2,556)	(1,224)	(1,193)	(1,427)	272
Income (loss) before tax	$44,406	$(8,391)	$30,097	$25,187	$(15,417)
Income tax expense (benefit)	4,647	(3,484)	5,163	113	—
Net income (loss)	$39,759	$(4,907)	$24,934	$25,074	$(15,417)
Basic earnings (loss) per share	$0.90	$(0.12)	$0.61	0.63	(0.41)
Diluted earnings (loss) per share	$0.90	$(0.12)	$0.61	0.62	(0.41)

Cash Flow Data:
Cash flows from operating activities	$53,340	$13,312	$42,382	$36,183	$(8,469)
Cash flows from investing activities	(59,613)	(24,753)	(45,722)	(42,937)	(19,802)
Cash flows from financing activities	22,369	11,286	2,825	7,916	29,292
Net change in cash and cash equivalents	$16,096	$(155)	$(515)	$1,162	$1,021

Operating Data:
Tons sold:
Company produced	2,239	1,723	1,872	1,721	372
Purchased	47	26	78	427	236
Total tons sold	2,286	1,749	1,950	2,148	608
Tons produced	2,224	1,695	1,855	1,750	548

	December 31,
	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$21,891	$5,300	$5,532	$6,951	$5,934
Property, plant and equipment – net	227,077	180,531	178,202	149,205	115,451
Total Assets	329,033	228,623	226,813	188,244	148,098
Current maturities of long-term debt	11,135	4,872	3,333	5,000	—
Long-term debt, less current portion	40,301	12,578	9,614	4,474	—
Other long-term obligations	30,998	17,837	20,705	12,816	12,276
Total stockholders' equity	211,074	169,095	170,083	141,109	113,397

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

Overview

Our primary source of revenue is the sale of metallurgical coal. We are a pure play metallurgical coal company with 39 million and 769 million tons of high-quality metallurgical coal reserves and resources, respectively. Our plan is to continue development of our existing properties and grow production to approximately 5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment in the medium-term. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

During 2021, we sold 2.3 million tons of coal. Of this, 51% was sold in North American markets and 49% was sold in export markets, excluding Canada, principally to Europe, South America, Asia and Africa. We also purchase coal from third parties for sale for our own account; these volumes decreased slightly in 2021 from 2020. Sales of higher margin Company produced coal made up 98% of total sales in 2021 as compared with 99% in 2020.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. is driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts.

Metallurgical coal markets weakened significantly during 2020 due to the COVID-19 outbreak. Demand for metallurgical coal greatly increased during 2021 as the economy recovered from the significant market volatility and economic uncertainty and disruption in 2020. Spot pricing for U.S. high-vol A metallurgical coal reached $340 per metric ton FOB port by year-end 2021, and over $500 per metric ton FOB port by early-2022. The Company is responsible for rail and loadout costs for coal sold into export markets.

In the event COVID-19 lingers, metallurgical coal markets could see continued volatility in the future. We continue to actively monitor the situation, including closely communicating with our critical suppliers. We may be required to take actions altering our business operations if we determine they are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As of December 31, 2021, we had entered into forward sales contracts with certain North American customers for 2022 on a fixed price basis for 1.8 million tons of coal at an average realizable price of $187/ton FOB mine. Even despite some lower priced 2021 tons getting carried over into early 2022, this level of pricing in 2022 is significantly higher than the average price of $91 per ton FOB mine that was contracted for 2021. This is due to a combination of factors, including the subsiding impact of COVID-19 as discussed above, stronger year-over-year steel prices, changes in types of coal qualities purchased by customers in 2021 and the strong economic upturn in the United States.

In 2021, our capital expenditures were $29.5 million, excluding cash paid for the acquisition of the Amonate assets which totaled $30.1 million. Our capital expenditures in 2020 were $24.8 million. We continued to invest in infrastructure and mine equipment at our Elk Creek Complex and development of the Berwind complex. In 2021, we resumed development at the Berwind Complex due to higher pricing and greater demand driven by the recovery from COVID-19 pandemic in 2020. This complex remains a key part of our anticipated future growth.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. The insurance carrier disputed our claim for and on August 21, 2019 we filed suit. The suit went to trial in late-June 2021. In July 2021, the jury returned a verdict in our favor for a total of approximately $32.7 million. On August 12, 2021, the defendants filed a post-trial motion for judgment as a matter of law or in the alternative to alter or amend the judgment or for a new trial. The parties fully briefed the motion and it stood submitted on August 31, 2021. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, based largely on the court’s decision to vacate and set aside, in its entirety, the jury award of damages for inconvenience and aggravation. The same day, the court entered the judgment in accordance with the memorandum opinion and order. We are considering our options related to this decision, including an appeal to the US Court of Appeals for the 4th Circuit.

Results of Operations

	Years ended December 31,
(In thousands)	2021	2020	2019

Consolidated statement of operations data (unaudited)

Revenue	$283,394	$168,915	$230,213

Costs and expenses
Cost of sales (exclusive of items shown separately below)	195,412	145,503	162,470
Asset retirement obligations accretion	615	570	511
Depreciation and amortization	26,205	20,912	19,521
Selling, general and administrative	21,629	21,023	18,179
Total costs and expenses	243,861	188,008	200,681

Operating income (loss)	39,533	(19,093)	29,532

Other income	7,429	11,926	1,758
Interest expense, net	(2,556)	(1,224)	(1,193)
Income (loss) before tax	44,406	(8,391)	30,097

Income tax expense (benefit)	4,647	(3,484)	5,163

Net income (loss)	$39,759	$(4,907)	$24,934

Earnings (loss) per common share
Basic	$0.90	(0.12)	0.61
Diluted	$0.90	(0.12)	0.61

Adjusted EBITDA	$79,042	$18,455	$55,382

Net income was $39.8 million or $0.90 per diluted share in 2021 as compared with a net loss of $4.9 million or $0.12 per share in 2020. Our improved results were principally due to higher pricing and volumes sold as compared with the prior year. We sold 2.24 million tons of Company produced tons at realized pricing of $108/ton in 2021. In 2020, we sold 1.72 million tons of Company produced tons at realized pricing of $85/ton.

Adjusted EBITDA was $79.0 million in 2021, which was nearly 330% higher than 2020. The increase in Adjusted EBITDA is principally due to higher pricing and volumes sold in 2021.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenue. Our revenue includes sales to customers of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

For the year ended December 31, 2021, we had revenue of $283.4 million from the sale of 2.29 million tons of coal including 0.05 million tons of purchased coal. During 2020, we sold 1.75 million tons of coal including 0.03 million tons of purchased coal for total revenue of $168.9 million.

Coal sales information is summarized as follows:

	Year ended December 31,
(In thousands)	2021	2020	Increase
Company Produced
Coal sales revenue	$276,725	$166,488	$110,237
Tons sold	2,239	1,723	516
Purchased from Third Parties
Coal sales revenue	$6,669	$2,427	$4,242
Tons sold	47	26	21

Metallurgical coal markets strengthened during 2021, particularly in the second half of the year, due to the ongoing global recovery following 2020’s severe global economic slowdown stemming from the COVID-19 outbreak and resultant pandemic. While variants of the COVID-19 virus continue to evolve and emerge, the decreased severity of these variants along with increased vaccination rates have lessened the economic impacts of the virus compared to 2020. Likewise, the responses by governments in order to slow and stop the spread of these variants have become less restrictive. Many countries have increased stimulus and infrastructure spending in order to revitalize and grow their economies. Coupled with pent-up consumer demand, this has created widespread economic growth in most geographies which has improved demand for steel and the raw materials required for its manufacture.

During 2021, steel prices achieved record highs due to strong demand, low inventories and long lead times on shipments. For the full year 2021, global crude steel production reached a new all-time record level. The strength in the global steel markets led to increased worldwide demand for metallurgical coal throughout the year, with metallurgical coal pricing attaining record high levels in the second half of 2021. At the same time, metallurgical coal demand and pricing have remained robust, in part due to continuing supply chain challenges in the U.S. and abroad as a result of strained logistics caused by the COVID-19 pandemic. While the Company has not been immune to these logistical challenges, our performance during 2021 still led to record levels of tons sold, revenues and adjusted EBITDA.

Cost of sales. Our cost of sales totaled $195.4 million for 2021 as compared to $145.5 million for 2020. The total cash cost per ton sold (FOB mine) during 2021 was approximately $70 for Company produced coal as compared with $72 for 2020. The cost of sales for coal we purchased from third parties increased to $4.1 million in 2021 from $1.6 million in 2020.

Asset retirement obligation accretion. ARO accretion was $0.6 million for both 2020 and 2021.

Depreciation and amortization. Depreciation of our plant and equipment totaled $17.9 million for the year ended December 31, 2021 as compared with $17.1 million for the previous year. Higher depreciation expense for 2021 was principally due to the increase in deployment of additional mining equipment. Amortization of capitalized development costs totaled $7.2 million in 2021 as compared with $3.8 million for the previous year. In addition, the Company entered into several financing leases in 2021. Capitalized equipment under these leases increased depreciation expense by $1.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.6 million for the year ended December 31, 2021 as compared with $21.0 million for 2020. This increase reflects the growth of our organization including higher stock compensation expense of $1.1 million offset by lower professional services $0.6 million.

Other income. Other income was $7.4 million for 2021 and $11.9 million in 2020. We recognized $5.4 million associated with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Employee Retention Tax Credit in 2021. We recognized $8.4 million of other income during 2020 for the anticipated full forgiveness of the Paycheck Protection Program loan (the “PPP Loan”) we received. Other income also includes third-party royalty income and rail rebates received, which were about unchanged in 2021 as compared to 2020.

Interest expense, net. Interest expense, net was approximately $2.6 million in 2021 as compared to $1.2 million in 2020 principally due to closing of our Senior Notes and additional equipment financings during 2021.

Income tax expense. We recognized an income tax expense of $4.6 million in 2021 as compared with income tax benefit of $3.5 million in 2020. The income tax expense for 2021 includes a $2.3 million benefit associated with changes in state income tax regulations for Virginia and West Virginia and $194 thousand benefit for stock-based compensation. The income tax benefit for 2020 included a $1.8 million benefit associated with the recognition of other income for the anticipated PPP Loan forgiveness. Excluding these discrete items, our effective tax rate was 16% for 2021, compared to 20% for 2020. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses and the difference in depletion expense between generally accepted accounting principles in the U.S.(“U.S. GAAP”) and federal income tax purposes.

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K for a discussion of the results of operation for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

	Years ended December 31,
(In thousands)	2021	2020	2019
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$39,759	$(4,907)	$24,934
Depreciation and amortization	26,205	20,912	19,521
Interest expense, net	2,556	1,224	1,193
Income tax expense (benefit)	4,647	(3,484)	5,163
EBITDA	73,167	13,745	50,811
Stock-based compensation	5,260	4,140	4,060
Accretion of asset retirement obligation	615	570	511
Adjusted EBITDA	$79,042	$18,455	$55,382

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

	Year ended December 31, 2021			Year ended December 31, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$276,725	$6,669	$283,394	$166,488	$2,427	$168,915
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(33,922)	(1,225)	(35,147)	(20,000)	(811)	(20,811)
Non-GAAP revenue (FOB mine)	$242,803	$5,444	$248,247	$146,488	$1,616	$148,104
Tons sold	2,239	47	2,286	1,723	26	1,749
Revenue per ton sold (FOB mine)	$108	$116	$109	$85	$62	$85

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

	Year ended December 31, 2021			Year ended December 31, 2020
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$190,056	$5,356	$195,412	$143,064	$2,439	$145,503
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(33,934)	(1,225)	(35,159)	(19,684)	(823)	(20,507)
Non-GAAP cash cost of sales	$156,122	$4,131	$160,253	$123,380	$1,616	$124,996
Tons sold	2,239	47	2,286	1,723	26	1,749
Cash cost per ton sold	$70	$88	$70	$72	$62	$71

2022 Sales Commitments

As of December 31, 2021, we had entered into forward sales contracts for 1.8 million tons at an average realizable price of $188/ton FOB mine. The majority of these 2022 sales are to North American customers on a fixed price basis. These volumes were mostly metallurgical quality coal.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, royalty payments and other operating expenditures.

Cash flow information is as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Consolidated statement of cash flow data:
Cash flows from operating activities	$53,340	$13,312	$42,382
Cash flows from investing activities	(59,613)	(24,753)	(45,722)
Cash flows from financing activities	22,369	11,286	2,825
Net change in cash and cash equivalents and restricted cash	$16,096	$(155)	$(515)

Cash flows from operating activities during 2021 increased from the comparable period of the prior year primarily resulting from higher cash earnings and offset by higher amounts required for working capital (receivables, inventories and accounts payable).

Net cash used in investing activities, all of which was used for capital expenditures, was $59.6 million for the year ended December 31, 2021 as compared with $24.8 million for 2020. The increase is principally due to the acquisition of the Amonate assets for $30.1 million in late-2021.

Cash flows from financing activities were $22.4 million for 2021, which was primarily due to proceeds of $34.5 million from the issuance of our Senior Notes offset by payments made on our revolving credit facilities. Cash flows from financing activities were $11.3 million for 2020, which was due to net proceeds from short term borrowings.

Restricted cash balances at December 31, 2021 and 2020 were $0.9 million and $1.4 million, respectively, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Indebtedness

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated, the “Revolving Credit Facility” or the “Credit Agreement”) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into an Amended and Restated Credit and Security Agreement (the “Amendment and Restatement”) with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of a $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2024 and bears interest based on Secure Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as base rate loans but may be converted to SOFR rate loans at certain times at our discretion. At December 31, 2021, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $39.1 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance under the Term Loan was $3.3 million at December 31, 2021.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At December 31, 2021, we were in compliance with all debt covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance under the Equipment Loan was $2.2 million at December 31, 2021.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), less $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption The outstanding principal balance under the Senior Notes was $34.5 million at December 31, 2021.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into an equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of approximately $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan bears interest at 0% per annum and is payable in 24 monthly installments totaling $200 thousand. The outstanding principal balance under the Fletcher Equipment Loan was approximately $4.6 million at December 31, 2021.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance under the Komatsu Equipment Loan was approximately $0.9 million at December 31, 2021.

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

Liquidity

As of December 31, 2021, our available liquidity was $61.0 million, comprised of cash and availability under our Revolving Credit Facility. We expect to fund our capital and liquidity requirements with cash on hand, borrowings discussed above and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash includes capital expenditures for mine development and for ongoing operating expenses. During 2021 we spent $29.5 million primarily for the purchase of mining equipment, infrastructure and development of mines at our Elk Creek and Berwind Complexes. We also used cash to acquire the Amonate assets for $30.1 million. We anticipate capital expenditures of approximately $65-85 million in 2022 as we continue to grow production and take advantage of strong coal markets conditions and refurbish the Amonate preparation plant acquired in December 2021.

As of the date of this Annual Report, management believes that current cash on hand, cash flow from operations and available liquidity under our Revolving Credit Facility will be sufficient to meet its capital expenditure and operating plans. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and potential future issuances of debt or equity securities.

If future cash flows are insufficient to meet our liquidity needs or capital requirements, we may reduce our expected level of capital expenditures and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, the entry into debt arrangements or from other sources, such as asset sales.

Contractual Obligations

The following table summarizes our contractual obligations, excluding debt, as of December 31, 2021:

	Payments due by period
		Less Than	1 – 3	3 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum royalty obligations	$38,288	$5,965	$11,950	$8,785	$11,588
Asset retirement obligations, discounted	22,549	489	2,701	1,594	17,765
Take or pay obligations	13,184	11,079	2,105	—	—
Total	$74,021	$17,533	$16,756	$10,379	$29,353

Minimum royalties represent the contractual minimum amounts to be paid monthly, quarterly or annually for the right to access mineral properties and mine certain reserves and resources. The amounts are generally recoupable against future production royalties to be paid. Asset retirement obligations represent those costs to be paid in the future to retire a tangible long-lived asset. Take or pay obligations represent those liquidated damage obligations as determined by contract volume minimums for transportation of coal at the representative rates of transportation or a portion thereof.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Occupational Disease (Pneumoconiosis) Obligations. We recognize as a liability to provide for occupational illness (pneumoconiosis) benefits to eligible employees, former employees and dependents as required by the Mine Act. The occupational illness benefit obligation represents the present value of the actuarially computed present and future liabilities for such benefits over the employees’ applicable years of service using a discount rate.

Estimating the future occupational disease (pneumoconiosis) benefits requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries assist in preparing what constitutes adequate liability amounts. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement awards in the legal and regulatory environments.

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

Income Taxes. We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates. We initially recognize the effects of a tax position when it is more than 50% likely, based on the technical merits that the position will be sustained upon examination. Our determination of whether or not a tax position has met the recognition threshold depends on the facts, circumstances, and information available at the reporting date.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ramaco Resources, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Information Technology General Controls and Control Environment

Description of Critical Audit Matter

As discussed in Management's Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting related to ineffective information technology general controls (ITGC’s) in the areas of user access and certain automated and manual business process controls that are dependent on the affected ITGCs (control environment).   Based on the ineffective ITGC’s, we identified the performance of the necessary incremental audit procedures over the financial information reliant on the impacted ITGC’s as a critical audit matter.

Significant auditor judgment was required to design and execute the incremental audit procedures and to assess the sufficiency of the procedures performed and evidence obtained.

The primary procedures we performed to address the critical audit matter included the following.

●	Involving forensic professionals with specialized skills and knowledge in data analysis to perform an evaluation of the journal entry data, vendor master file, and disbursement files. Forensic professionals also assisted with the identification of certain entries that required additional testing and for all such entries, we agreed the journal entry data to source documents.

●	Tested the underlying records of selected transactions and other data discussed above to support the use of the information in the conduct of the audit; and

●	We evaluated the collective results of the incremental audit procedures performed to assess the sufficiency of audit evidence obtained related to the information produced by the impacted IT systems.

Asset Retirement Obligations

Description of Critical Audit Matter

At December 31, 2021, the Company’s asset retirement obligations (“ARO”) totaled $22.6 million. The Company’s ARO primarily consist of spending estimates, based upon detailed engineering calculations, related to reclaiming metallurgical coal land and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. Legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to development costs, at the time they are incurred. The liability is accreted to its present value each period and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of mining.

The calculation of reclamation metallurgical coal land and support facilities obligations involve a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the amount of the liability requires judgment. In particular, the obligation is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including credit-adjusted risk-free rates, inflation rates, estimates of disturbed acreage, timing of reclamation activities, and reclamation costs.

We obtained an understanding of management’s internal controls and evaluated the design of these controls over the Company’s accounting for ARO, including controls over management’s review of the significant assumptions described above. In addition, we evaluated the methodology used by the Company’s specialist and testing the significant assumptions and the underlying data, compared assumptions including the credit-adjusted risk-free rate, and inflation rate to current market data, evaluated significant changes from the prior estimate, verified consistency between timing of reclamation activities and projected mine life, considered the appropriateness of the estimated costs based on mine type, compared anticipated costs to recent operating data, and recalculated management's estimate. Additionally, we involved our specialists to assist in our assessment of the Company’s ARO liability.  As part of this effort, our specialists interviewed members of the Company’s specialist, assessed the completeness of the mine reclamation estimates with respect to meeting mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

/s/ Crowe LLP

We have served as the Company’s auditor since 2022.

Houston, Texas

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (the Company) as of December 31, 2020 and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Briggs & Veselka Co.

We served as the Company’s auditor from 2015 to 2021.

Houston, Texas

February 18, 2021

Ramaco Resources, Inc.

Consolidated Balance Sheets

In thousands, except share	2021	2020

Assets
Current assets
Cash and cash equivalents	$21,891	$5,300
Accounts receivable	44,453	20,299
Inventories	15,791	11,947
Prepaid expenses and other	4,626	4,953
Total current assets	86,761	42,499
Property, plant and equipment, net	227,077	180,531
Financing lease right-of-use assets, net	9,128	—
Advanced coal royalties	5,576	4,784
Other	491	809
Total Assets	$329,033	$228,623

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$15,346	$11,742
Accrued expenses	19,410	11,591
Asset retirement obligations	489	46
Current portion of long-term debt	7,674	4,872
Current portion of financing lease obligations	3,461	—
Other current liabilities	280	862
Total current liabilities	46,660	29,113
Asset retirement obligations	22,060	15,110
Long-term debt, net	3,339	12,578
Long-term financing lease obligations, net	4,599	—
Senior notes, net	32,363	—
Deferred tax liability, net	6,406	1,762
Other long-term liabilities	2,532	965
Total liabilities	117,959	59,528

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,092,981 at December 31, 2021 and 42,706,908 at December 31, 2020 shares issued and outstanding	441	427
Additional paid-in capital	163,566	158,859
Retained earnings	47,067	9,809
Total stockholders' equity	211,074	169,095
Total Liabilities and Stockholders' Equity	$329,033	$228,623

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Year ended December 31,
In thousands, except per-share amounts	2021	2020	2019

Revenue	$283,394	$168,915	$230,213

Costs and expenses
Cost of sales (exclusive of items shown separately below)	195,412	145,503	162,470
Asset retirement obligations accretion	615	570	511
Depreciation and amortization	26,205	20,912	19,521
Selling, general and administrative	21,629	21,023	18,179
Total costs and expenses	243,861	188,008	200,681

Operating income (loss)	39,533	(19,093)	29,532

Other income	7,429	11,926	1,758
Interest expense, net	(2,556)	(1,224)	(1,193)

Income (loss) before tax	44,406	(8,391)	30,097
Income tax expense (benefit)	4,647	(3,484)	5,163
Net income (loss)	$39,759	$(4,907)	$24,934

Earnings (loss) per common share
Basic	$0.90	$(0.12)	$0.61
Diluted	$0.90	$(0.12)	$0.61

Basic weighted average shares outstanding	43,964	42,460	40,838
Diluted weighted average shares outstanding	44,257	42,460	40,838

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Restricted stock surrendered for withholding taxes payable	—	(20)	—	(20)
Stock-based compensation	9	4,051	—	4,060
Net income	—	—	24,934	24,934
Balance at December 31, 2019	410	154,957	14,716	170,083
Restricted stock surrendered for withholding taxes payable	(1)	(220)	—	(221)
Stock-based compensation	18	4,122	—	4,140
Net loss	—	—	(4,907)	(4,907)
Balance at December 31, 2020	427	158,859	9,809	169,095
Restricted stock surrendered for withholding taxes payable	(1)	(538)	—	(539)
Stock-based compensation	15	5,245	—	5,260
Dividends accrued ($0.0567 per common share)	—	—	(2,501)	(2,501)
Net income	—	—	39,759	39,759
Balance at December 31, 2021	$441	$163,566	$47,067	$211,074

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$39,759	$(4,907)	$24,934
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	615	570	511
Depreciation and amortization	26,205	20,912	19,521
Amortization of debt issuance costs	214	58	58
Stock-based compensation	5,260	4,140	4,060
Other income - employee retention tax credit	(5,407)	—	—
Other income - PPP Loan	—	(8,444)	—
Deferred income taxes	4,644	(3,503)	5,156
Changes in operating assets and liabilities:
Accounts receivable	(24,154)	(1,043)	(8,527)
Prepaid expenses and other current assets	5,519	986	723
Inventories	(3,844)	3,314	(1,076)
Other assets and liabilities	1,124	(1,270)	689
Accounts payable	(1,820)	2,753	(7,313)
Accrued expenses	5,225	(254)	3,646
Net cash from operating activities	53,340	13,312	42,382

Cash flow from investing activities:
Purchases of property, plant and equipment	(29,466)	(24,753)	(45,722)
Acquisition of Amonate assets	(30,147)	—	—
Net cash from investing activities	(59,613)	(24,753)	(45,722)

Cash flows from financing activities:
Proceeds from PPP Loan	—	8,444	—
Proceeds from borrowings	54,368	50,043	73,750
Payments of debt issuance cost	(2,356)	—	—
Repayment of borrowings	(26,300)	(45,598)	(70,335)
Repayments of financed insurance payable	(862)	(1,382)	(570)
Repayments of financing leased equipment	(1,942)	—	—
Restricted stock surrendered for withholding taxes payable	(539)	(221)	(20)
Net cash from financing activities	22,369	11,286	2,825

Net change in cash and cash equivalents and restricted cash	16,096	(155)	(515)
Cash and cash equivalents and restricted cash, beginning of period	6,710	6,865	7,380
Cash and cash equivalents and restricted cash, end of period	$22,806	$6,710	$6,865

Supplemental cash flow information:
Cash paid for interest	$1,601	$1,095	$999
Cash paid for taxes	9	19	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	10,002	—	—
Dividend accrued not paid	2,501
Capital expenditures included in accounts payable and accrued expenses	6,652	1,228	2,902
Financed insurance	280	1,588	939
Additional asset retirement obligations incurred	6,840	86	516

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

Our development portfolio includes four primary properties: Elk Creek, Berwind, Knox Creek and RAM Mine. We believe each of these projects possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to a majority of our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers.

We operate three deep mines and a surface mine at our Elk Creek Complex. Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. Development of our Berwind Complex began in late-2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the economic impacts of the COVID-19 pandemic. We were able to resume development of Berwind in 2021 as coal market conditions improved. The Knox Creek preparation plant processes coal from our Berwind Complex (until the Berwind preparation plant becomes operational in 2022) as well as coal we may purchase from or toll wash for third parties. Our RAM Mine property is scheduled for initial production subject to permitting and market conditions. In 2021, we acquired the long-idled Amonate Assets from Coronado which are directly adjacent to our Berwind Complex. We will refurbish the acquired preparation plant and begin development of the acquired reserves in 2022.

COVID-19 Pandemic—The global spread of COVID-19 created significant volatility, uncertainty and economic disruption during 2020. The Company was adversely affected by the deterioration and increased uncertainty in the macroeconomic outlook as a result of the impact of COVID-19. After the initial outbreak, we observed a declining demand for, and declines in the spot price of, metallurgical coal as business and consumer activity decelerated across the globe. Throughout 2021, we saw increases in demand from our primary customers, as the global economic recovery began. U.S. steel prices also have increased significantly due to this recovery and the effects from large-scale government stimulus measures.

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

Use of estimates—The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are related to the quantity and value of coal inventories, stock-based compensation, asset retirement obligations, occupational disease obligations, evaluation of long-lived assets for impairment, and the quantities and values of coal reserves.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2021 and 2020 were $0.9 million and $1.4 million, respectively, consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value, with cost determined on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight, operating overhead, depreciation and amortization. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles. Supply inventories are valued at average cost and totaled $2.6 million at December 31, 2021 and $2.5 million at December 31, 2020.

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

Mining property and mineral rights costs represent the costs incurred to acquire the rights to access and mine certain coal property either through deeds, leases, or other conveyance agreements. These costs include costs of acquiring, and accessing mineral reserves, resources and surface areas for mining activities.

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

The capitalized mine development costs are depleted or amortized on a units-of-production basis as mining of that mine’s assigned reserves takes place. Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives ranging from three to thirty years.

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

Occupational Disease (Pneumoconiosis) Obligations. We recognize as a liability to provide for occupational disease (pneumoconiosis) benefits to eligible employees, former employees and dependents as required by the Federal Mine Safety and Health Act of 1969, as amended. The occupational disease benefit obligation represents the present value of the actuarially computed present and future liabilities for such benefits over the employees’ applicable years of service using a discount rate.

Estimating the future occupational disease (pneumoconiosis) benefits requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries to assist in preparing what constitutes adequate liability amounts. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement awards in the legal and regulatory environments. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Deferred Income—We accounted for the SBA Paycheck Protection Program Loan (“PPP Loan”) as an in-substance government grant because we expected to meet the PPP Loan eligibility criteria and concluded that the loan represents, in substance, a grant that is expected to be forgiven. Proceeds from the PPP Loan were initially recognized as a deferred income liability. Subsequently, we reduced this liability and recognized income on a systematic basis over the period in which the related costs for which the PPP Loan was intended were incurred. PPP Loan income is presented as other income within the consolidated statements of operations.

Leases—We determine if an arrangement is an operating lease or financing lease at inception. Leases are capitalized on the balance sheet as right-of-use (“ROU”) assets and obligations.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and financing lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating and financing lease ROU assets also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Financing lease obligations for financing lease payments are reduced over the lease term according to an amortization schedule.

Leases of mineral reserves are exempted under U.S. GAAP from recognition as on the consolidated balance sheets.

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

Income Taxes—Income tax expense (benefit) includes Federal and state income taxes. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. We account for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no unrecognized tax positions at December 31, 2021 and 2020. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations is currently open for all tax returns filed.

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

Concentrations—Our operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our operations. In 2021, 2020 and 2019, approximately 51%, 71% and 74%, respectively, of our revenue was derived from coal shipments to customers in North American markets.

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

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for doubtful accounts based on an analysis of specific customers, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. An allowance for doubtful accounts was not necessary as of December 31, 2021 and 2020.

During 2021, sales to three customers accounted for approximately 58% of total revenue. The total balance due from these customers at December 31, 2021 was approximately 58% of total accounts receivable. During 2020, sales to three customers accounted for approximately 70% of total revenue. The total balance due from these customers at December 31, 2020 was approximately 46% of total accounts receivable. During 2019, sales to three customers accounted for approximately 53% of total revenue.

Reclassifications—Financial statements presented for prior periods include reclassifications that were made to conform to the current-year presentation.

Recent Accounting Pronouncements Adopted—In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Leases of mineral reserves and related land leases are exempted from the standard. We adopted ASU 2016-02 on January 1, 2019. We elected the “package of practical expedients” within the standard which permits us not to reassess prior conclusions about lease identification, lease classification and initial direct costs. We made an accounting policy election to not separate lease and non-lease components for all leases. The adoption of this standard resulted in the recognition of right-of-use assets and lease liabilities of $0.3 million in 2020, which were not previously recorded on our consolidated balance sheet.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard was effective for us in the first quarter of 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Being Assessed—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are effective for all entities beginning on March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company has not adopted this ASU as of December 31, 2021. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2021	2020
Plant and equipment	$167,019	$155,173
Mining property and mineral rights	26,064	76
Construction in process	9,972	7,245
Capitalized mine development costs	104,291	74,279
Less: accumulated depreciation and amortization	(80,269)	(56,242)
Total property, plant and equipment, net	$227,077	$180,531

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $25.1 million as of December 31, 2021 and $15.4 million as of December 31, 2020.

Depreciation and amortization included:

	Year ended December 31,
(In thousands)	2021	2020	2019
Depreciation of plant and equipment	$17,945	$17,094	$14,219
Depreciation of right of use assets	1,109	—	—
Amortization of capitalized
mine development costs	7,151	3,818	5,302
Total depreciation and amortization	$26,205	$20,912	$19,521

On January 3, 2020, we entered into a mineral lease with the McDonald Land Company for coal reserve tracts which, in many cases, are located immediately adjacent to our Elk Creek complex.

In December 2021, we acquired what are referred to as the “Amonate Assets” from Coronado, pursuant to an asset purchase agreement. The acquisition, for a total cash consideration of $30 million, included a mine complex located in McDowell County, West Virginia and Tazewell County, Virginia adjacent and contiguous to the Company’s existing Berwind Complex. The acquisition primarily consists of high quality, low and mid-vol metallurgical coal reserves and resources, much of which will be mined from the Company’s Berwind Complex. Also purchased were several additional permitted mines and a currently idled 1.3-million-ton per annum capacity coal preparation plant.

NOTE 4—FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of our financial assets and liabilities were as follows:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$21,891	$21,891	$5,300	$5,300
Accounts receivable	44,453	44,453	20,299	20,299
Other current assets - restricted cash	915	915	1,410	1,410
Financial liabilities:
Accounts payable	(15,346)	(15,346)	(11,742)	(11,742)
Debt	(19,073)	(19,073)	(17,450)	(17,450)
Senior notes, excluding discounts of $2,137	(34,500)	(37,978)	—	—
Other current liabilities - financed insurance payable	(280)	(280)	(862)	(862)

The estimated fair value of cash, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments. The fair value of the Company's other debt approximates its fair value because the debt has terms that are at prevailing market terms currently available to the Company. We use an observable market data approach to determine the fair value of our Senior Notes, a Level 1 fair-value measurement.

Nonrecurring fair value measurements include asset retirement and occupational disease obligations, the estimated fair value of which is calculated as the present value of estimated cash flows related to its liabilities using Level 3 inputs. The significant inputs used to calculate such liabilities include estimates of costs to be incurred, our discount rate, inflation rates and estimated date of expenditures.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

We estimate asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Spending estimates were escalated for inflation at 2.3% and 2.0% per year in 2021 and 2020, respectively, and the estimated cash outflows were then discounted at 4% at both December 31, 2021 and 2020. Amounts recorded related to asset retirement obligations were as follows:

	December 31,
(In thousands)	2021	2020
Balance at beginning of year	$15,156	$14,605
Additional asset retirement obligations acquired/incurred	6,919	—
Expenditures made	(62)	(105)
Accretion expense	615	570
Revisions to estimates	(79)	86
Balance at end of year	$22,549	$15,156

NOTE 6—WORKERS’ COMPENSATION AND OCCUPATIONAL DISEASE OBLIGATIONS

We are self-insured for certain losses relating to workers’ compensation claims and occupational disease obligations under the Federal Mine Safety and Health Act of 1969, as amended. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. The occupational disease benefit obligation represents the present value of the actuarially computed present and future liabilities for such benefits over the employees’ applicable years of service using a discount rate of 3.26%.

As of December 31, 2021, the estimated aggregate liability for uninsured claims totaled $3.9 million, including $1.4 million of occupational disease obligations. Of the aggregate liability, $2.4 million was included in other long-term liabilities within the consolidated balance sheets. As of December 31, 2020, the estimated aggregate liability for uninsured claims totaled $1.7 million, including $0.9 million in other long-term liabilities.

NOTE 7—DEBT

Our outstanding debt consisted of the following:

	December 31,
(In thousands)	2021	2020
Term loan	$3,334	$6,672
Revolving Credit Facility	—	7,000
Equipment Loans	7,679	3,778
Senior Notes	32,363	—
Total debt	$43,376	$17,450
Current portion of long-term debt	7,674	4,872
Long-term debt, net	$35,702	$12,578

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated) with KeyBank, as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amendment and Restatement with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million Term Loan and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility has a maturity date of December 31, 2024 and bears interest based on SOFR + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At December 31, 2021, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $39.1 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At December 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

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

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), less $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal balance under the Senior Notes was $34.5 million at December 31, 2021 and is presented net of unamortized discounts of $2.1 million. The effective interest rate is approximately 10.45%.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of approximately $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan bears interest at 0% per annum and is payable in 24 monthly installments totaling $200 thousand.

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

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from the PPP Loan in the amount of $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments. We recognized $8.4 million of other income during 2020 for the anticipated full forgiveness of Paycheck Protection Program loan we received. On July 29, 2021, we were notified by KeyBank that full forgiveness had been approved by the SBA.

Maturities of our long-term debt are as follows:

(In thousands)
Years ending December 31:
2022	$7,674
2023	3,119
2024	220
2025	—
2026	34,500
Total debt before discounts	$45,513

NOTE 8—LEASES

The Company has various financing leases for mining equipment which originated in the second and third quarters of 2021. These leases are generally for terms up to 36 months and expire through 2024. We have one operating lease for office space that will expire mid-2022. Operating lease expense was $0.1 million per year in 2021, 2020 and 2019.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	December 31, 2021	December 31, 2020

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$9,128	$—
Operating	Other assets	25	110
Total right-of-use assets		$9,153	$110

Current lease liabilities
Financing	Current portion of financing lease obligations	$3,461	$—
Operating	Other current liabilities	25	79
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$4,599	$—
Operating	Other long-term liabilities	—	31
Total lease liabilities		$8,085	$110

Minimum lease payments for our lease obligations are as follows:

	December 31, 2021
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2022	$3,716	$33	$3,749
2023	3,452	—	3,452
2024	1,204	—	1,204
Total undiscounted lease payments	8,372	33	8,405
Less: Amounts representing interest	(312)	(8)	(320)
Present value of lease obligations	$8,060	$25	$8,085

Weighted average remaining term (years)	2.4	0.3
Weighted average discount rate	4.1%	8.5%

As of December 31, 2021, we had financing lease obligations of $8.1 million and $0.02 million of operating leases. Of this amount, $3.5 million was included in current liabilities within the consolidated balance sheets. As of December 31, 2020, we had no financing lease obligations and $0.1 million of operating leases.

Coal Leases and Associated Royalty Commitments—Leases of mineral reserves and related land leases are exempted under U.S. GAAP from recognition within the financial statements. We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $18.5 million, $11.8 million and $15.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Payments of minimum coal royalties and throughput payments for leases with Ramaco Coal, LLC commenced in

2017 pursuant to the terms of the agreements. Please see Note 12 to the Notes to Consolidated Financial Statements for further discussion related parties.

Future minimum coal lease and royalty payments for each of the next five years and thereafter are as follows:

(In thousands)
Years ending December 31:
2022	$5,965
2023	5,975
2024	5,975
2025	5,975
2026	2,810
Thereafter	11,588
Total minimum payments	$38,288

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

Stock-Based Compensation—We have a stock-based compensation plan under which stock options, restricted stock, performance-based stock awards and other stock-based awards may be granted. At December 31, 2021, 1.9 million shares were available under the current plan for future awards.

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were in-the-money at December 31, 2021 and had an intrinsic value of $7.7 million.

We grant restricted stock to certain senior executive employees and directors. The shares generally vest over one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period. Compensation expense for restricted stock awards totaled $5.3 million in 2021, $4.1 million in 2020 and $4.1 million in 2019. As of December 31, 2021, there was $7.2 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.6 years.

The following table summarizes restricted awards outstanding, as well as activity for the periods:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	1,628,241	$6.32
Granted	1,867,477	3.05
Vested	(640,920)	5.30
Forfeited	(9,273)	3.49
Outstanding at December 31, 2020	2,845,525	4.28
Granted	1,592,659	4.37
Vested	(567,135)	6.55
Forfeited	(129,279)	4.11
Outstanding at December 31, 2021	3,741,770	$3.98

The total fair value of awards vested was $5.1 million during 2021 and $1.5 million during 2020.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. Reclamation bonds outstanding at December 31, 2021 totaled approximately $16.8 million. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2021, contingent liabilities under these take-or-pay arrangements expiring between December 31, 2022 and March 31, 2024 totaled $13.2 million. The level of these take or pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and, therefore, on August 21, 2019 we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc. The trial in the matter commenced on June 29, 2021, in Charleston, West Virginia. On July 15, 2021, the jury returned a verdict in our favor for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. On August 12, 2021, the defendants filed a post-trial motion for judgment as a matter of law or in the alternative to alter or amend the judgment or for a new trial. The parties fully briefed the motion and it stood submitted on August 31, 2021. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, based largely on the court’s decision to vacate and set aside, in its entirety, the jury award of damages for inconvenience and aggravation. The same day, the court entered the judgment in accordance with the memorandum opinion and order. We are considering our options related to this decision, including an appeal to the US Court of Appeals for the 4th Circuit.

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

	Year ended December 31,
(In thousands)	2021	2020	2019
Coal Sales
North American revenues	$143,946	$119,981	$170,927
Export revenues, excluding Canada	139,448	48,934	59,286
Total revenues	$283,394	$168,915	$230,213

As of December 31, 2021, outstanding performance obligations for 2022 totaled approximately 1.8 million tons for contracts having fixed pricing and 0.1 million tons for contracts with index-based pricing mechanisms.

NOTE 12—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC. Production royalty payables due to Ramaco Coal, LLC totaling $0.4 million at both December 31, 2021 and 2020, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal, LLC in 2021, 2020 and 2019 totaled $5.7 million, $4.5 million and $9.0 million, respectively.

On-going Administrative Services—Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal, LLC agreed to share the services of certain of each company’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. Charges to Ramaco Coal, LLC were $0.1 million in 2021 and $0.2 million in both 2020 and 2019.

NOTE 13—INCOME TAXES

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(In thousands)	2021	2020	2019
Current taxes:
Federal	$—	$—	$—
State	3	19	7
Current taxes	3	19	7
Deferred taxes:
Federal	6,518	(3,164)	3,228
State	(1,874)	(339)	1,928
Deferred taxes	4,644	(3,503)	5,156
Income tax expense (benefit)	$4,647	$(3,484)	$5,163

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Income taxes computed at the federal statutory rate	$9,325	$(1,762)	$6,320
Effect of:
State taxes, net of federal benefits	796	(253)	945
State tax rate changes, net of federal benefits	(2,274)	—	—
Percentage depletion	(3,363)	(714)	(2,093)
PPP Loan forgiveness	—	(1,773)	—
Stock-based compensation	(194)	473	109
Other, net	357	545	(118)
Total	$4,647	$(3,484)	$5,163

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$15,975	$22,873
Asset retirement obligations	5,175	3,972
Accrued expenses	744	856
Stock-based compensation	2,331	2,200
Other	—	—
Total deferred tax assets	24,225	29,901

Deferred tax liabilities:
Depreciation & amortization	(30,631)	(31,663)
Net deferred tax liabilities	$(6,406)	$(1,762)

As of December 31, 2021, our federal net operating loss carryforwards were approximately $67 million. Total state loss carryforwards were approximately $57 million. If not utilized, federal and state net operating loss carryforwards approximating $33 million and $11 million, respectively, will expire between 2035 and 2037. The remaining net operating loss carryforwards have no statutory expiration.

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table is a calculation of the net earnings (loss) per basic and diluted share:

	Years ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Numerator
Net income (loss)	$39,759	$(4,907)	$24,934
Denominator
Weighted average shares used to compute basic earnings (loss) per share	43,964	42,460	40,838
Dilutive effect of stock option awards	293	—	—
Weighted average shares used to compute diluted earnings (loss) per share	44,257	42,460	40,838

Earnings (loss) per share
Basic	$0.90	$(0.12)	$0.61
Diluted	$0.90	$(0.12)	$0.61

Diluted EPS for 2020 and 2019 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 15—SUBSEQUENT EVENTS

On February 18, 2022, the Company announced that its Board of Directors ("Board") approved a 100% increase in its initial regular quarterly dividend to $5.0 million from the formerly approved $2.5 million quarterly dividend that was announced in December 2021. This will involve a commensurate increase in its annual base dividend to $20 million from $10 million. Specifically, the first quarter dividend will be paid on March 15, 2022, to shareholders of record on March 1, 2022 in the amount of approximately $0.11 per share, which annualizes to approximately $0.45 per share.

On February 23, 2022, Ramaco Development, LLC (“Development”), a wholly owned subsidiary of the Company, entered into a unit purchase agreement (the “Agreement”) with the Company, Ramaco Coal Holdings, LLC (the “Seller”) and Ramaco Coal, LLC (“Target”), pursuant to which Development agreed to purchase 100% of the issued and outstanding equity interests of Target for cash consideration of $65 million (the “Purchase Price”). The Purchase Price consists of $5 million to be paid upon the closing of the transaction and $60 million in deferred cash payments, to be paid quarterly in such amounts, with interest thereon, as provided in the Agreement. Such deferred payments shall be completed no later than December 31, 2023.

On February 28, 2022 the Company issued the following statement related to the death of Steven H. Hively of Philippi, West Virginia at the Berwind Mine Complex operated by Ramaco Resources, LLC, a subsidiary of the Company. "We were saddened to learn early this morning that a contract employee working underground at our Berwind Mine Complex in McDowell County, West Virginia passed away. We extend our heartfelt thoughts, prayers, and condolences to Mr. Hively's family, friends and co-workers. Mr. Hively was an experienced miner employed by GMS Mine Repair & Maintenance, Inc. a longtime independent contractor for the Company. The accident was reported immediately to state and federal safety authorities who, along with the company and contractor, are now investigating. The Company is committed to find the cause of this accident."

Regarding the November 5, 2018 Elk Creek raw coal silo failure litigation, on August 12, 2021, the defendants filed a post-trial motion for judgment as a matter of law or in the alternative to alter or amend the judgment or for a new trial. The parties fully briefed the motion and it stood submitted on August 31, 2021. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, based largely on the court’s decision to vacate and set aside, in its entirety, the jury award of damages for inconvenience and aggravation. The same day, the court entered the judgment in accordance with the memorandum opinion and order. We are considering our options related to this decision, including an appeal to the US Court of Appeals for the 4th Circuit.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Financial Officer (“CFO”), the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d - 15(e) promulgated under the Exchange Act, as amended. Based on this evaluation, the Company concluded that our disclosure controls and procedures as of December 31, 2021 specifically relating to information technology systems that support the Company’s financial reporting process were not effective at the reasonable assurance level as a result of the material weakness disclosed below.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this assessment, management identified a material weakness in internal control over financial reporting related to information technology general controls (ITGCs) in the areas of user access and certain automated and manual business process controls that are dependent on the affected ITGCs. Management has concluded that this deficiency constitutes a material weakness. Notwithstanding the material weakness, the Company’s management has concluded that the consolidated financial statements, included in the 2021 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting standards.

Management Plans to Remediate Material Weakness. This material weakness did not result in any material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate this material weakness. The Company’s efforts include modifying information technology general controls over user access and implementing additional controls designed to detect issues that may arise over user access and segregation of duties conflicts. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Attestation Report of the Registered Public Accounting Firm

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company's independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

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

*4.4	Description of Securities

4.5

Indenture, dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 13, 2021)

4.6

First Supplemental Indenture, dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 13, 2021)

4.7	Form of 9.00% Senior Note due 2026 (incorporated by reference to Exhibit 4.2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 13, 2021)

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

†10.51	Indemnification Agreement (Mahmud Riffat) (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

†10.52

Indemnification Agreement (David E. K. Frischkorn, Jr.) (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

†10.53

Indemnification Agreement (E. Forrest Jones, Jr.) (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

*†10.54	Indemnification Agreement (Aurelia Skipwith Giacometto)

†10.55	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

†10.56

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.57

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.58

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

†10.59

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

10.60

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 20, 2020)

10.61

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.62

Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.63

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 28, 2020)

10.64

Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

10.65

Amended and Restated Credit and Security Agreement, dated October 29, 2021, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as the borrowers, the lenders party thereto and KeyBank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 2, 2021)

†10.66

First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 2, 2022)

10.67

Asset Purchase Agreement, dated as of October 26, 2021, among Ramaco Resources, Inc., Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on October 26, 2021)

16.1

Letter from Briggs & Veselka Co. to Securities and Exchange Commission dated January 21, 2022. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on January 24, 2022)

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Briggs & Veselka Co.

*23.2	Consent of Weir International, Inc.

*23.3	Consent of True Line, Inc.

*23.4	Consent of Crowe LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*96.1	Mineral resource and reserve estimates at the Berwind/Knox Creek Complex, dated February 7, 2022, with an effective date of December 31, 2021

*96.2	Mineral resource and reserve estimates at the Elk Creek Complex, dated February 7, 2022, with an effective date of December 31, 2021.

*101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

*    Exhibit filed herewith.

** Exhibit furnished herewith.

†    Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2022	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2022	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2022	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

March 31, 2022	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2022	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

March 31, 2022	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

March 31, 2022	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

March 31, 2022	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

March 31, 2022	By:	/s/ Peter Leidel
Peter Leidel
Director

March 31, 2022	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

March 31, 2022	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

March 31, 2022	By:	/s/ E. Forrest Jones, Jr.
E. Forrest Jones, Jr.
Director