Form 10-Q
period 2022-03-31
Ramaco Resources, Inc.
filed 2022-05-13
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, the registrant had 44,273,388 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2022 and other filings of the Company with the SEC.

Forward-looking statements may include statements about:

●	risks related to the impact of the novel coronavirus “COVID-19” global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;

●	the anticipated benefits and impacts of the Ramaco Coal, LLC (“Ramaco Coal”) acquisition;
●	risks related to Russia’s recent invasion of Ukraine and the international community’s response;
●	risks related to weakened global economic conditions and inflation; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$71,472	$21,891
Accounts receivable	47,647	44,453
Inventories	19,543	15,791
Prepaid expenses and other	2,939	4,626
Total current assets	141,601	86,761
Property, plant and equipment, net	245,930	227,077
Financing lease right-of-use assets, net	12,296	9,128
Advanced coal royalties	4,645	5,576
Other	1,892	491
Total Assets	$406,364	$329,033

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$40,406	$15,346
Accrued expenses	23,946	19,410
Asset retirement obligations	489	489
Current portion of long-term debt	7,133	7,674
Current portion of financing lease obligations	4,081	3,461
Other current liabilities	175	280
Total current liabilities	76,230	46,660
Asset retirement obligations	23,223	22,060
Long-term debt, net	2,698	3,339
Long-term financing lease obligations, net	5,968	4,599
Senior notes, net	32,478	32,363
Deferred tax liability, net	11,421	6,406
Other long-term liabilities	2,411	2,532
Total liabilities	154,429	117,959

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,273,388 at March 31, 2022 and 44,092,981 at December 31, 2021 shares issued and outstanding	443	441
Additional paid-in capital	165,451	163,566
Retained earnings	86,041	47,067
Total stockholders' equity	251,935	211,074
Total Liabilities and Stockholders' Equity	$406,364	$329,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per-share amounts	2022	2021

Revenue	$154,882	$43,455

Costs and expenses
Cost of sales (exclusive of items shown separately below)	81,253	31,198
Asset retirement obligations accretion	235	151
Depreciation and amortization	8,680	6,155
Selling, general and administrative	11,824	4,707
Total costs and expenses	101,992	42,211

Operating income	52,890	1,244

Other income	366	2,935
Interest expense, net	(1,130)	(202)

Income before tax	52,126	3,977
Income tax expense (benefit)	10,655	(166)
Net income	$41,471	$4,143

Earnings per common share
Basic	$0.94	$0.10
Diluted	$0.92	$0.10

Basic weighted average shares outstanding	44,181	43,443
Diluted weighted average shares outstanding	44,908	43,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2022	$441	$163,566	$47,067	$211,074
Stock-based compensation	2	1,885	—	1,887
Dividends paid	—	—	(2,497)	(2,497)
Net income	—	—	41,471	41,471
Balance at March 31, 2022	$443	$165,451	$86,041	$251,935

Balance at January 1, 2021	$427	$158,859	$9,809	$169,095
Stock-based compensation	15	1,040	—	1,055
Net income	—	—	4,143	4,143
Balance at March 31, 2021	$442	$159,899	$13,952	$174,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2022	2021
Cash flows from operating activities:
Net income	$41,471	$4,143
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	235	151
Depreciation and amortization	8,680	6,155
Amortization of debt issuance costs	121	14
Stock-based compensation	1,887	1,055
Other income - employee retention tax credit	—	(2,462)
Deferred income taxes	5,015	(166)
Changes in operating assets and liabilities:
Accounts receivable	(3,194)	(1,444)
Prepaid expenses and other current assets	1,807	1,127
Inventories	(3,752)	(12,243)
Other assets and liabilities	(591)	(220)
Accounts payable	18,653	5,324
Accrued expenses	7,037	(935)
Net cash from operating activities	77,369	499

Cash flow from investing activities:
Capital expenditures	(19,742)	(3,725)
Net cash from investing activities	(19,742)	(3,725)

Cash flows from financing activities:
Proceeds from borrowings	1,337	11,600
Payment of dividends	(4,998)	—
Repayment of borrowings	(2,519)	(8,208)
Repayments of financed insurance payable	(105)	(377)
Repayments of financing leased equipment	(1,635)	—
Net cash from financing activities	(7,920)	3,015

Net change in cash and cash equivalents and restricted cash	49,707	(211)
Cash and cash equivalents and restricted cash, beginning of period	22,806	6,710
Cash and cash equivalents and restricted cash, end of period	$72,513	$6,499

Supplemental cash flow information:
Cash paid for interest	$903	$186
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	3,624	—
Capital expenditures included in accounts payable and accrued expenses	13,059	913
Additional asset retirement obligations incurred, net	928	26

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

COVID-19 Pandemic—COVID-19 continues to impact countries across the world, and the duration and severity of the effects are currently unknown. We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Russian/Ukraine Conflict—The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have caused volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may have a significant effect on market prices and overall demand for our coal and the cost of supplies and equipment. We are closely monitoring the potential effects on the market.

We have no meaningful direct financial exposure to Russia and Ukraine. As the European Union ban on Russian coal goes into effect in August, it could create further tightness in the metallurgical coal markets as Russia was the third largest exporter of metallurgical coal in 2021 or 10% of global metallurgical coal trade.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.0 million at March 31, 2022 and $0.9 million at December 31, 2021. These consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims, including pneumoconiosis (occupational disease) claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At March 31, 2022, the estimated aggregate liability for uninsured claims totaled $3.6 million. Of this, $2.4 million is included in other long-term liabilities within the consolidated balance sheets. At December 31, 2021, the estimated aggregate liability for uninsured claims totaled $3.9 million including $2.4 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and indebtedness. The fair values of these instruments approximate their carrying amounts at each reporting date, except that our Senior Notes have an estimated fair value of approximately $2.7 million higher than the balance recorded.

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

Concentrations—During the three months ended March 31, 2022, sales to our top four customers accounted for approximately 23%, 18%, 18% and 11% of our total revenue, respectively, aggregating to approximately 70% of our total revenue. The balances due in the aggregate from these four customers at March 31, 2022 was approximately 60% of our total accounts receivable. During the three months ended March 31, 2021, sales to our top two customers accounted for approximately 66% of total revenue.

Adoption of New Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard was effective for us in the first quarter of our fiscal year 2021. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Being Assessed

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR’) or another reference rate expected to be discontinued due to reference rate reform. The new guidance provides the following optional expedients: simplify accounting analyses under current GAAP for contract modifications, simplify the assessment of hedge effectiveness, allow hedging relationships affected by reference rate reform to continue and allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The update provides additional optional guidance on the transition from LIBOR to include derivative instruments that use an interest rate for margining, discounting or contract price alignment. The standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently assessing the impact of adopting this standard on its financial statements and the timing of adoption.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Plant and equipment	$175,557	$167,019
Mining property and mineral rights	26,953	26,064
Construction in process	19,978	9,972
Capitalized mine development costs	110,736	104,291
Less: accumulated depreciation and amortization	(87,294)	(80,269)
Total property, plant and equipment, net	$245,930	$227,077

Capitalized amounts related to coal reserves at properties where we are not currently developing or actively engaged in mining operations totaled $25.9 million as of March 31, 2022 and $25.1 million as of December 31, 2021.

Depreciation and amortization included:

	Three months ended March 31,
(In thousands)	2022	2021
Depreciation of plant and equipment	$4,754	$4,399
Depreciation of right of use assets	714	—
Amortization of capitalized
mine development costs	3,212	1,756
Total depreciation and amortization	$8,680	$6,155

NOTE 4—DEBT

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated the “Revolving Credit Facility” or the “Credit Agreement”) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amended and Restated Credit and Security Agreement (the “Amendment and Restatement”) with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility bears interest based on Secure Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At March 31, 2022, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $39.6 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $2.5 million at March 31, 2022.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Loan was $1.8 million at March 31, 2022.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), and incurred $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal balance under the Senior Notes was $34.5 million at March 31, 2022 and is presented net of unamortized discounts of $2.0 million. The effective interest rate is approximately 10.45%.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loans”). The Fletcher Equipment Loans bear no interest and are payable in 24 monthly installments of $200 thousand. The outstanding principal balance of the Fletcher Equipment Loans was $3.8 million at March 31, 2022.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.8 million at March 31, 2022.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments of $24 thousand. The outstanding principal balance of the Brandeis Equipment Loans was $0.9 million at March 31, 2022.

NOTE 5—LEASES

The Company has various financing leases for mining equipment. These leases are generally for terms up to 36 months and expire through 2025. We have one operating lease for office space that will expire mid-2022. Operating lease expense for each of the three-month periods ended March 31, 2022 and March 31, 2021 was $20 thousand.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	March 31, 2022	December 31, 2021

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$12,296	$9,128
Operating	Other assets	6	25
Total right-of-use assets		$12,302	$9,153

Current lease liabilities
Financing	Current portion of financing lease obligations	$4,081	$3,461
Operating	Other current liabilities	6	25
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$5,968	$4,599
Total lease liabilities		$10,055	$8,085

NOTE 6—EQUITY

Stock-Based Compensation Awards—Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock, and as of March 31, 2022, there were approximately 5.2 million shares of common stock available for grant under the LTIP, which includes 4.0 million authorized shares that became effective on February 23, 2022. Additionally, granted but unvested shares are generally forfeited upon termination of employment, unless an employee enters into another written arrangement, and may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of March 31, 2022, we had four types of stock-based awards outstanding: options, restricted stock, restricted stock units and performance stock units. Stock-based compensation expense for all four types of stock-based awards totaled $1.9 million and $1.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

The following table summarizes stock-based awards outstanding, as well as activity for the period:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Outstanding at December 31, 2021	3,741,770	$3.98	—	$—	—	$—
Granted	180,407	15.65	248,706	15.65	248,706	22.21
Outstanding at March 31, 2022	3,922,177	$4.52	248,706	$15.65	248,706	$22.21

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were in-the-money at March 31, 2022 and had an intrinsic value of $9.8 million.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. The fair value of the restricted stock on the date of the grant, which was $15.65 per share, is amortized ratably over the service period. At March 31, 2022, there was $8.7 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units—We grant shares of restricted stock units to certain senior executives and key employees. These share units vest ratably over approximately three years from the date of grant. During the vesting period, the participants have no voting rights and no dividend rights; however, participants may receive dividend equivalents, of which none were awarded during the three months ended March 31, 2022. Upon vesting and within 30 days, the recipient will receive one share of common stock for each stock unit.

The 248,706 restricted stock units are linked to the Company’s common stock value which was fair valued on the date of grant at $15.65 per share and is recognized ratably over the service period. At March 31, 2022, there was $3.7 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units—We grant shares of performance stock units to certain senior executives and key employees. These share units cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants may receive dividend equivalents, of which none were awarded during the three months ended March 31, 2022. Upon vesting and within 30 days, the recipient will receive one share of common stock for each stock unit.

The Company’s 248,706 performance stock units were valued relative to the stock price performance of a peer group of companies at a valuation stock price of $15.65 per share, which was fair valued at $22.21 per share at the date of grant based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At March 31, 2022, there was $5.2 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over a weighted-average period of 2.8 years.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Surety Bonds—At March 31, 2022, we had total reclamation bonding requirements of $20.8 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. At March 31, 2022, contingent liabilities under these take-or-pay arrangements totaled $12.8 million under three contracts expiring at various dates between December 31, 2022, and March 31, 2024. The level of these take-or-pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

Litigation—From time to time, the Company may be subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

In November 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. Our insurance carrier disputed our claim for coverage and in August 2019 we filed suit. The case went to trial in June 2021 and in July 2021, the jury returned a verdict in our favor for $7.7 million in compensatory damages and made an additional award of $25.0 million for inconvenience and aggravation. In August 2021, the defendants filed a post-trial motion. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, based largely on the court’s decision to vacate and set aside, in its entirety, the jury award of damages for inconvenience and aggravation. The same day, the court entered the judgment in accordance with the memorandum opinion and order. No amount is currently reflected in the financial statements related to this matter.

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit.

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

	Three months ended March 31,
(In thousands)	2022	2021
Coal Sales
North American revenue	$60,094	$20,107
Export revenue, excluding Canada	94,788	23,348
Total revenue	$154,882	$43,455

At March 31, 2022, we had outstanding performance obligations for the remainder of 2022 of approximately 1.5 million tons for contracts with fixed sales prices averaging $188/ton and 0.2 million tons for contracts with index-based pricing mechanisms.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items are recognized in the period these occur.

Discrete items during the three months ended March 31, 2021 included the impact of legislative changes in West Virginia. Excluding discrete items, our effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 19.5% and 5%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended March 31,
(In thousands, except per share amounts)	2022	2021
Numerator
Net income	$41,471	$4,143
Denominator
Weighted average shares used to compute basic earnings per share	44,181	43,443
Dilutive effect of stock option awards	605	—
Dilutive effect of restricted stock units and performance stock units awards	122	—
Weighted average shares used to compute diluted earnings per share	44,908	43,443

Earnings (loss) per share
Basic	$0.94	$0.10
Diluted	$0.92	$0.10

Diluted EPS in the three months ended March 31, 2021 excluded 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, LLC (“Ramaco Coal”), a related party. Production royalty payables totaling $0.9 million and $0.4 million at March 31, 2022 and December 31, 2021, respectively, were included in accounts payable in the consolidated balance sheets. Royalties paid to Ramaco Coal in the three months ended March 31, 2022 and March 31, 2021 totaled $2.0. million and $1.1 million, respectively.

On-going Administrative Services—Under a Mutual Services Agreement dated December 22, 2017 but effective as of March 31, 2017, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. The services will be provided for 12-month terms, but may be terminated by either party at the end of any 12-month term by providing written notice at least 30 days prior to the end of the then-current term. Charges to Ramaco Coal were $23 thousand for the three months ended March 31, 2022. For the three months ended March 31, 2021, charges to Ramaco Coal were $9 thousand.

NOTE 12—SUBSEQUENT EVENTS

On April 29, the Company closed on its previously announced acquisition of 100% of the equity interests of Ramaco Coal, an entity owned by an investment fund managed by Yorktown Partners and certain members of the Company's management. The consideration for the acquisition will consist of (i) an initial payment of $10 million due at closing and (ii) an aggregate deferred purchase price of $55 million, consisting of (A) $15 million, to be paid during the remainder of 2022 in $5 million ratable quarterly installments, and (B) $40 million, to be paid during 2023 in $10 million ratable quarterly installments.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report, as well as the financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Quarterly Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and in our Annual Report and in this Quarterly Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

During the first quarter of 2022, we sold 0.6 million tons of coal. Of this, 39% was sold in North American markets, including Canada, and 61% was sold in export markets, principally to Europe, South America, Asia and Africa. During the first quarter of 2021, 46% of our sales were sold in North American markets, with the remaining 54% being sold into the export markets.

At March 31, 2022, we had outstanding performance obligations for the remainder of 2022 of approximately 1.5 million tons for contracts with fixed sales prices averaging $188/ton and 0.2 million tons for contracts with index-based pricing mechanisms.

COVID-19 continues to impact countries across the world, and the duration and severity of the effects are currently unknown. We continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Regarding the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have caused volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may have a significant effect on market prices and overall demand for our coal and the cost of supplies and equipment. We are closely monitoring the potential effects on the market.

We have no meaningful direct financial exposure to Russia and Ukraine. As the European Union ban on Russian coal goes into effect in August, it could create further tightness in the metallurgical coal markets as Russia was the third largest exporter of metallurgical coal in 2021 or 10% of global metallurgical coal trade.

Recent Developments

On April 29, the Company closed on its previously announced acquisition of 100% of the equity interests of Ramaco Coal, an entity owned by an investment fund managed by Yorktown Partners and certain members of the Company's management. The consideration for the acquisition will consist of (i) an initial payment of $10 million due at closing and (ii) an aggregate deferred purchase price of $55 million, consisting of (A) $15 million, to be paid during the remainder of 2022 in $5 million ratable quarterly installments, and (B) $40 million, to be paid during 2023 in $10 million ratable quarterly installments.

Results of Operations

	Three months ended March 31,
(In thousands)	2022	2021

Revenue	$154,882	$43,455

Costs and expenses
Cost of sales (exclusive of items shown separately below)	81,253	31,198
Asset retirement obligations accretion	235	151
Depreciation and amortization	8,680	6,155
Selling, general and administrative	11,824	4,707
Total costs and expenses	101,992	42,211

Operating income	52,890	1,244

Other income	366	2,935
Interest expense, net	(1,130)	(202)
Income before tax	52,126	3,977

Income tax expense (benefit)	10,655	(166)

Net income	$41,471	$4,143

Earnings per common share
Basic	$0.94	$0.10
Diluted	$0.92	$0.10

Adjusted EBITDA	$64,058	$11,540

During the three-month period ended March 31,2022, our net income and Adjusted EBITDA were significantly higher compared to the same period in 2021. Sales pricing and volumes were higher by 163% and 38%, respectively, during the three months ended March 31, 2022 than the same period during 2021, which was primarily due to the global rebound of metallurgical demand from the previous effects of COVID-19. In the first three months of 2021, we recognized a total of $2.5 million in other income for the CARES Act Employee Retention Tax Credit.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine) each exclude the impact of transportation billings and costs.

Coal sales information is summarized as follows:

	Three months ended March 31,
(In thousands)	2022	2021	Increase (Decrease)
Company Produced
Coal sales revenue	$150,929	$41,794	$109,135
Tons sold	573	406	166
Purchased from Third Parties
Coal sales revenue	$3,953	$1,661	$2,292
Tons sold	10	16	(5)

Coal sales revenue in the first quarter of 2022 was $154.9 million, 256% higher than in the first quarter of 2021 primarily due to increased tons sold in the first quarter of 2022 and increased revenue per tons sold (FOB Mine). Revenue per ton sold (FOB mine) increased 168% from $88/ton in the first quarter of 2021 to $236/ton in the first quarter of 2022. We sold 583 thousand tons of coal in the first quarter of 2022, a 38% increase over the same period of 2021. We benefited from improved domestic, spot and index pricing for metallurgical coal in 2022. Additionally, favorable conditions in the steel and metallurgical markets contributed to an increase demand for metallurgical coal and stronger pricing. We expect these conditions to continue in the next quarter.

Cost of sales. Our cost of sales totaled $81.3 million for the three months ended March 31, 2022 as compared with $31.2 million for the same period in 2021 due to higher tons sold and higher sales-related costs. The cash cost per ton sold (FOB mine) for the first quarter of 2022 was $110/ton, compared with $59/ton in the first quarter of 2021. Our cash cost per ton sold in the 2022 period was primarily due to higher sales-related costs directly associated with higher revenue per ton sold in 2022.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.2 million for each of the three-month periods ended March 31, 2022 and March 31, 2021.

Depreciation and amortization. Depreciation and amortization expense was $8.7 million and $6.2 million for the periods ended March 31, 2022 and March 31, 2021, respectively, primarily due to higher production volumes in the first quarter of 2022 and additional mining equipment placed in service in recent periods over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $11.8 million for the three months ended March 31, 2022 and $4.7 million for the three months ended March 31, 2021 primarily due to higher stock compensation, incentives and professional services in 2022, related to the Company’s production growth profile.

Other income. Other income was $0.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2021, other income was $2.9 million which includes $2.5 million for the CARES Act Employee Retention Tax Credit.

Interest expense, net. Interest expense, net was approximately $1.1 million during the three months ended March 31, 2022. Interest expense, net was approximately $0.2 million in the three months ended March 31, 2021. Interest expense, net was higher from the prior period primarily due to the issuance of the Senior Notes in July 2021.

Income tax expense. The effective tax rate for the three months ended March 31, 2022, excluding discrete items, was 19.5%. The effective tax rate for the three months ended March 31, 2021, excluding discrete items, was 5%. Discrete items during the three months ended March 31, 2021 included the impact of legislative changes in West Virginia. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between GAAP and federal income tax purposes.

Liquidity and Capital Resources

At March 31, 2022, we had $71.5 million of cash and cash equivalents and $39.6 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first three months of 2022

Sources of cash:

●	Cash flows from operating activities were $77.4 million. This included a positive impact from the primary components of our working capital (accounts receivables, inventories and accounts payable) of a net $11.7 million, primarily associated with an increase in accounts payable due to increases in freight, purchases and other inflationary pressures. Increases in our accounts receivable and inventories served as offsets.

Uses of cash:

●	Capital expenditures were $19.7 million, which were primarily for growth projects at the Berwind and Elk Creek mining complexes.
●	We made net repayments of $1.2 million primarily due to certain equipment purchases and management of our normal operating cash position.
●	We paid dividends of $5.0 million.

At March 31, 2022, we also had $1.0 million of restricted cash, classified in other current assets in the condensed consolidated balance sheets, for potential future workers’ compensation claims.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, ongoing operating expenses and deferred cash payments in connection with the Ramaco Coal acquisition. We expect to fund our capital and liquidity requirements with cash on hand, anticipated cash flows from operations and borrowings discussed in more detail below. We believe that current cash on hand, cash flow from operations and available liquidity under our existing credit agreements will be sufficient to meet our capital expenditure and operating plans.

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

Indebtedness

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated the “Revolving Credit Facility” or the “Credit Agreement”) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amended and Restated Credit and Security Agreement (the “Amendment and Restatement”) with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility.

The Revolving Credit Facility bears interest based on Secure Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At March 31, 2022, there was no amount outstanding under the Revolving Credit Facility and we had remaining availability of $39.6 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $2.5 million at March 31, 2022.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Loan was $1.8 million at March 31, 2022.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), and incurred $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal balance under the Senior Notes was $34.5 million at March 31, 2022 and is presented net of unamortized discounts of $2.0 million. The effective interest rate is approximately 10.45%.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loans”). The Fletcher Equipment Loans bear no interest and are payable in 24 monthly installments of $200 thousand. The outstanding principal balance of the Fletcher Equipment Loans was $3.8 million at March 31, 2022.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.8 million at March 31, 2022.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments of $24 thousand. The outstanding principal balance of the Brandeis Equipment Loans was $0.9 million at March 31, 2022.

Critical Accounting Estimates

A discussion of our critical accounting policies is included in the Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

At March 31, 2022, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense, stock-based compensation, depreciation and amortization expenses and any transaction related costs. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended March 31,
(In thousands)	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net income	$41,471	$4,143
Depreciation and amortization	8,680	6,155
Interest expense, net	1,130	202
Income tax expense (benefit)	10,655	(166)
EBITDA	61,936	10,334
Stock-based compensation	1,887	1,055
Accretion of asset retirement obligation	235	151
Adjusted EBITDA	$64,058	$11,540

Non-GAAP revenue per ton - Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenue less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with GAAP and therefore should not be considered as an alternative to revenue under GAAP.

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$150,929	$3,953	$154,882	$41,794	$1,661	$43,455
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(17,131)	(239)	(17,370)	(5,803)	(421)	(6,224)
Non-GAAP revenue (FOB mine)	$133,798	$3,714	$137,512	$35,991	$1,240	$37,231
Tons sold	573	10	583	406	16	422
Revenue per ton sold (FOB mine)	$234	$354	$236	$89	$79	$88

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold is calculated as cash cost of sales less transportation costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial condition. Cash cost per ton sold is not a measure of financial performance in accordance with GAAP and therefore should not be considered as an alternative to cost of sales under GAAP.

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$77,863	$3,390	$81,253	$29,636	$1,562	$31,198
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(17,134)	(239)	(17,373)	(5,803)	(421)	(6,224)
Non-GAAP cash cost of sales	$60,729	$3,151	$63,880	$23,833	$1,141	$24,974
Tons sold	573	10	583	406	16	422
Cash cost per ton sold	$106	$300	$110	$59	$72	$59

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of March 31, 2022 due to the material weakness previously identified as described below.

Previously Reported Material Weakness

We previously identified a material weakness in our internal control over financial reporting. Based on our assessment for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to information technology general controls (“ITGCs”) in the areas of user access and certain automated and manual business process controls that are dependent on the affected ITGCs. This material weakness did not result in any material misstatements of the Company’s financial statements or disclosures for the quarter ended March 31, 2022 and the year ended December 31, 2021.

Remediation Plans

During the first fiscal quarter of 2022, management implemented enhancements within the ITGC areas of user access and certain automated and manual business process controls that are dependent on the affected ITGCs for the year ended December 31, 2021. However, additional time is needed to demonstrate the sustainability and operating effectiveness of these controls before fully concluding on remediation of the material weakness. The remediation plan includes the following:

●	Modifying information technology general controls over user access;
●	Implementation of additional controls designed to detect issues that may arise over user access; and,
●	Resolution of segregation of duties conflicts.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our senior members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report, other than as described below:

Russia’s recent invasion of Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty and risk.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber-attacks and social unrest in certain regions in which we operate. Although we do not have operations in Russia or Ukraine, we are continuing to monitor the situation and assessing its potential impact on our business.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. In particular, the economies of countries in Europe have been experiencing weakness associated with high sovereign debt levels, weakness in the banking sector, uncertainty over the future of the Euro zone and volatility in the value of the pound sterling and the Euro, including instability surrounding Brexit, and instability resulting from the ongoing conflict between Russia and Ukraine. The effect of the conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed against governmental or other entities in, for example, Russia, have in the past contributed and may in the future contribute to disruption, instability and volatility in the global markets. We have current and potential new customers in Europe.

More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1

Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 24, 2022)

10.1

First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 2, 2022)

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

RAMACO RESOURCES, INC.

May 13, 2022	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May13, 2022	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)