Form 10-Q
period 2022-06-30
Ramaco Resources, Inc.
filed 2022-08-09
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 8, 2022, the registrant had 44,072,611 shares of common stock outstanding.

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

Forward-looking statements may include statements about:

●	risks related to the impact of the novel coronavirus “COVID-19” global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;

●	the anticipated benefits and impacts of the Ramaco Coal, LLC (“Ramaco Coal”) and Maben acquisitions;
●	the expected timing of closing the Maben acquisition;
●	the risk that a condition to closing the Maben acquisition may not be satisfied;
●	risks related to Russia’s recent invasion of Ukraine and the international community’s response;
●	risks related to weakened global economic conditions and inflation; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$43,461	$21,891
Accounts receivable	52,746	44,453
Inventories	32,388	15,791
Prepaid expenses and other	3,513	4,626
Total current assets	132,108	86,761
Property, plant and equipment, net	341,596	227,077
Financing lease right-of-use assets, net	10,913	9,128
Advanced coal royalties	2,903	5,576
Other	2,186	491
Total Assets	$489,706	$329,033

Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$34,363	$15,346
Accrued expenses	35,350	19,410
Asset retirement obligations	484	489
Current portion of long-term debt	6,066	7,674
Current portion of related party debt	30,000	—
Current portion of financing lease obligations	4,465	3,461
Other current liabilities	70	280
Total current liabilities	110,798	46,660
Asset retirement obligations	24,763	22,060
Long-term debt, net	1,877	3,339
Long-term related party debt	20,000	—
Long-term financing lease obligations, net	4,501	4,599
Senior notes, net	32,594	32,363
Deferred tax liability, net	12,854	6,406
Other long-term liabilities	2,637	2,532
Total liabilities	210,024	117,959
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,072,611 at June 30, 2022 and 44,092,981 at December 31, 2021 shares issued and outstanding	441	441
Additional paid-in capital	164,918	163,566
Retained earnings	114,323	47,067
Total stockholders' equity	279,682	211,074
Total Liabilities and Stockholders' Equity	$489,706	$329,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per-share amounts	2022	2021	2022	2021

Revenue	$138,655	$76,057	$293,537	$119,511

Costs and expenses
Cost of sales (exclusive of items shown separately below)	76,644	57,762	157,897	88,958
Asset retirement obligations accretion	755	154	990	305
Depreciation and amortization	9,783	5,955	18,463	12,110
Selling, general and administrative	8,786	5,165	20,610	9,873
Total costs and expenses	95,968	69,036	197,960	111,246

Operating income	42,687	7,021	95,577	8,265

Other income, net	2,348	3,432	2,714	6,367
Interest expense, net	(1,937)	(283)	(3,068)	(485)

Income before tax	43,098	10,170	95,223	14,147
Income tax expense	9,818	228	20,472	62
Net income	$33,280	$9,942	$74,751	$14,085

Earnings per common share
Basic	$0.75	$0.23	$1.69	$0.32
Diluted	$0.74	$0.23	$1.66	$0.32

Basic weighted average shares outstanding	44,271	44,184	44,226	43,816
Diluted weighted average shares outstanding	45,135	44,184	45,022	43,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2022	$441	$163,566	$47,067	$211,074
Stock-based compensation	2	1,885	—	1,887
Dividends paid	—	—	(2,497)	(2,497)
Net income	—	—	41,471	41,471
Balance at March 31, 2022	443	165,451	86,041	251,935
Restricted stock surrendered for withholding taxes payable	(2)	(2,819)	—	(2,821)
Stock-based compensation	—	2,286	—	2,286
Dividends paid	—	—	(4,998)	(4,998)
Net income	—	—	33,280	33,280
Balance at June 30, 2022	$441	$164,918	$114,323	$279,682

Balance at January 1, 2021	$427	$158,859	$9,809	$169,095
Stock-based compensation	15	1,040	—	1,055
Net income	—	—	4,143	4,143
Balance at March 31, 2021	442	159,899	13,952	174,293
Restricted stock surrendered for withholding taxes payable	(1)	(326)	—	(327)
Stock-based compensation	—	1,522	—	1,522
Net income	—	—	9,942	9,942
Balance at June 30, 2021	$441	$161,095	$23,894	$185,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2022	2021
Cash flows from operating activities:
Net income	$74,751	$14,085
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	990	305
Depreciation and amortization	18,463	12,110
Amortization of debt issuance costs	243	29
Stock-based compensation	4,173	2,577
Other income - gain on sale of mineral rights	(2,113)	—
Other income - employee retention tax credit	—	(5,316)
Deferred income taxes	6,448	62
Changes in operating assets and liabilities:
Accounts receivable	(8,293)	6,417
Prepaid expenses and other current assets	1,472	4,724
Inventories	(16,597)	(7,628)
Other assets and liabilities	1,263	(258)
Accounts payable	10,060	4,562
Accrued expenses	18,441	1,253
Net cash from operating activities	109,301	32,922

Cash flow from investing activities:
Capital expenditures	(53,807)	(8,551)
Acquisition of Ramaco Coal assets	(11,738)	—
Proceeds from sale of mineral rights	2,000	—
Net cash from investing activities	(63,545)	(8,551)

Cash flows from financing activities:
Proceeds from borrowings	1,337	14,100
Payment of dividends	(9,996)	—
Repayment of borrowings	(9,407)	(23,523)
Repayments of financed insurance payable	(210)	(751)
Repayments of financing leased equipment	(2,718)	(409)
Restricted stock surrendered for withholding taxes payable	(2,821)	(327)
Net cash from financing activities	(23,815)	(10,910)

Net change in cash and cash equivalents and restricted cash	21,941	13,461
Cash and cash equivalents and restricted cash, beginning of period	22,806	6,710
Cash and cash equivalents and restricted cash, end of period	$44,747	$20,171

Supplemental cash flow information:
Cash paid for interest	$2,640	$419
Cash paid for taxes	13,000	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	3,624	5,741
Capital expenditures included in accounts payable and accrued expenses	15,609	1,771
Ramaco Coal acquisition	56,551	—
Additional asset retirement obligations incurred	1,708	145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS

Ramaco Resources, Inc. (the “Company,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate offices are located in Lexington, Kentucky. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. Our executive offices are located in Lexington, Kentucky, with operational offices in Charleston, West Virginia and Sheridan, Wyoming.

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

We have no meaningful direct financial exposure to Russia and Ukraine. As the European Union ban on Russian coal goes into effect in August, it could create further tightness in the metallurgical coal markets as Russia was the third largest exporter of metallurgical coal in 2021 or 10% of global metallurgical coal trade and has already contributed to global thermal coal prices spiking to unprecedented levels.

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

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.3 million at June 30, 2022 and $0.9 million at December 31, 2021. These consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims, including pneumoconiosis (occupational disease) claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At June 30, 2022, the estimated aggregate liability for uninsured claims totaled $3.8 million. Of this, $2.6 million is included in other long-term liabilities within the consolidated balance sheet at June 30, 2022. At December 31, 2021, the estimated aggregate liability for uninsured claims totaled $3.9 million including $2.4 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and indebtedness. The fair values of these instruments approximate their carrying amounts at each reporting date, except that our Senior Notes have an estimated fair value of approximately $3.1 million higher than the balance recorded.

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

Concentrations—During the three months ended June 30, 2022, sales to our top four customers accounted for approximately 26%, 14%, 13% and 12% of our total revenue, respectively, aggregating to approximately 65% of our total revenue. The balance due from these four customers at June 30, 2022 was approximately 62% of total accounts receivable. During the six months ended June 30, 2022, sales to our top three customers accounted for approximately 25%, 19% and 10% of our total revenue, respectively, aggregating to approximately 53% of our total revenue. The balances due in the aggregate from these three customers at June 30, 2022 was approximately 56% of our total accounts receivable. During the three months ended June 30, 2021, sales to our top two customers accounted for approximately 46% of total revenue. During the six months ended June 30, 2021, sales to our top two customers accounted for approximately 52% of total revenue.

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

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Plant and equipment	$187,781	$167,019
Mining property and mineral rights	90,081	26,064
Construction in process	32,659	9,972
Capitalized mine development costs	126,693	104,291
Less: accumulated depreciation and amortization	(95,618)	(80,269)
Total property, plant and equipment, net	$341,596	$227,077

Capitalized amounts related to coal reserves at properties where we are not currently developing or actively engaged in mining operations totaled $28.4 million as of June 30, 2022 and $25.1 million as of December 31, 2021.

Depreciation and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Depreciation of plant and equipment	$5,346	$4,471	$10,100	$8,870
Depreciation of right of use assets	1,383	127	2,097	127
Amortization of capitalized
mine development costs	3,054	1,357	6,266	3,113
Total depreciation and amortization	$9,783	$5,955	$18,463	$12,110

NOTE 4—DEBT

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated the “Revolving Credit Facility” or the “Credit Agreement”) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amended and Restated Credit and Security Agreement (the “Amendment and Restatement”) with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility. On April 29, 2022, we entered into the First Amendment to Amended and Restated Credit and Security Agreement with KeyBank to allow for the Ramaco Coal asset acquisition.

The Revolving Credit Facility bears interest based on Secure Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At June 30, 2022, there was $0.4 million drawn in the form of a letter of credit under the Revolving Credit Facility and we had remaining availability of $39.6 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $1.7 million at June 30, 2022.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Loan was $1.4 million at June 30, 2022.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), and incurred $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal balance under the Senior Notes was $34.5 million at June 30, 2022 and is presented net of unamortized discounts of $1.9 million. The effective interest rate is approximately 10.45%.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loans”). The Fletcher Equipment Loans bear no interest and are payable in 24 monthly installments of $200 thousand. The outstanding principal balance of the Fletcher Equipment Loans was $3.3 million at June 30, 2022.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.7 million at June 30, 2022.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments of $24 thousand. The outstanding principal balance of the Brandeis Equipment Loans was $0.9 million at June 30, 2022.

Ramaco Coal Deferred Purchase Price—On April 29, 2022, we acquired the assets of Ramaco Coal (see Note 12) and entered into an agreement whereby an investment fund managed by Yorktown Partners, as lender, provided financing for the acquisition in the principal amount of $55.0 (the “Ramaco Coal Loan”). The Ramaco Coal Loan bears interest at 9% per annum and is payable in seven quarterly installments of $5 million each quarter in 2022 and $10 million each quarter in 2023 until maturity. The outstanding principal balance of the Ramaco Coal Loan was $50.0 million at June 30, 2022 and is secured by the membership interests of Ramaco Coal, LLC. In the event we make an initial public offering of the equity interests of all or substantially all of the acquired assets of Ramaco Coal, the seller shall have the option to convert up to fifty percent of the then outstanding principal balance, not to exceed $30 million, into a proportionate equity ownership in such initial public offering.

NOTE 5—LEASES

The Company has various financing leases for mining equipment. These leases are generally for terms up to 36 months and expire through 2025. We had one operating lease for office space that expired in May 2022 and is now incurred on a month-to-month basis. Operating lease expense for the three month period ended June 30, 2022 was $16 thousand and $25 thousand for the three month period ended June 30, 2021. Operating lease expense for the six month period ended June 30, 2022 was $41 thousand and $49 thousand for the six month period ended June 30, 2021.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	June 30, 2022	December 31, 2021

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$10,913	$9,128
Operating	Other assets	—	25
Total right-of-use assets		$10,913	$9,153

Current lease liabilities
Financing	Current portion of financing lease obligations	$4,465	$3,461
Operating	Other current liabilities	—	25
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$4,501	$4,599
Total lease liabilities		$8,966	$8,085

NOTE 6—EQUITY

Stock-Based Compensation Awards—Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock, and as of June 30, 2022, there were approximately 5.4 million shares of common stock available for grant under the LTIP, which includes 4.0 million authorized shares that became effective on February 23, 2022. Additionally, granted but unvested shares are generally forfeited upon termination of employment, unless an employee enters into another written arrangement, and may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of June 30, 2022, we had four types of stock-based awards outstanding: options, restricted stock, restricted stock units and performance stock units. Stock-based compensation expense for all four types of stock-based awards totaled $2.3 million and $1.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Stock-based compensation expense for all four types of stock-based awards totaled $4.2 million and $2.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

The following table summarizes stock-based awards outstanding, as well as activity for the period:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Outstanding at December 31, 2021	3,741,770	$3.98	—	$—	—	$—
Granted	180,407	15.65	248,706	15.65	248,706	22.21
Vested	(715,665)	5.38	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding at June 30, 2022	3,206,512	$4.33	248,706	$15.65	248,706	$22.21

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. The options remain outstanding and unexercised and were in-the-money at June 30, 2022 and had an intrinsic value of $7.3 million.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. Upon vesting, the restricted stock becomes unrestricted common shares. The fair value of the restricted stock on the date of the grant during 2022, which was $15.65 per share, is amortized ratably over the service period. At June 30, 2022, there was $8.1 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units—We grant shares of restricted stock units to certain senior executives and key employees. These share units vest ratably over approximately three years from the date of grant. During the vesting period, the participants have no voting rights and no dividend rights; however, participants may receive dividend equivalents, of which none were awarded during the six months ended June 30, 2022. Upon vesting and within 30 days, the recipient will receive one share of common stock for each stock unit.

The 248,706 restricted stock units are linked to the Company’s common stock value which was fair valued on the date of grant at $15.65 per share and is recognized ratably over the service period. At June 30, 2022, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units—We grant shares of performance stock units to certain senior executives and key employees. These share units cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants may receive dividend equivalents, of which none were awarded during the six months ended June 30, 2022. Upon vesting and within 30 days, the recipient will receive one share of common stock for each stock unit.

The Company’s 248,706 performance stock units were valued relative to the stock price performance of a peer group of companies at a valuation stock price of $15.65 per share, which was fair valued at $22.21 per share at the date of grant based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At June 30, 2022, there was $4.7 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over a weighted-average period of 2.5 years.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Surety Bonds—At June 30, 2022, we had total reclamation bonding requirements of $21.9 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. At June 30, 2022, contingent liabilities under these take-or-pay arrangements totaled $8.2 million under three contracts expiring at various dates between December 31, 2022, and March 31, 2024. The level of these take-or-pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Coal Sales
North American revenue	$91,397	$37,550	$150,629	$57,656
Export revenue, excluding Canada	47,258	38,507	142,908	61,855
Total revenue	$138,655	$76,057	$293,537	$119,511

At June 30, 2022, we had outstanding performance obligations for the remainder of 2022 of approximately 1.1 million tons for contracts with fixed sales prices averaging $196/ton and 0.2 million tons for contracts with index-based pricing mechanisms.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Excluding discrete items, our effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 22.8% and 10%, respectively. Our effective tax rate, again excluding discrete items, for the six months ended June 30, 2022 and 2021 was 21.5% and 9%, respectively. Discrete items during the 2021 periods included the impact of legislative changes in West Virginia for which we recognized a tax benefit of $1.4 million. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$33,280	$9,942	$74,751	$14,085
Denominator
Weighted average shares used to compute basic earnings per share	44,271	44,184	44,226	43,816
Dilutive effect of stock option awards	615	—	610	—
Dilutive effect of restricted stock units and performance stock units awards	249	—	186	—
Weighted average shares used to compute diluted earnings per share	45,135	44,184	45,022	43,816

Earnings (loss) per share
Basic	$0.75	$0.23	$1.69	$0.32
Diluted	$0.74	$0.23	$1.66	$0.32

Diluted EPS in the three and six months ended June 30, 2021 excluded 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, LLC (“Ramaco Coal”), see Note 12, much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Production royalty payables totaling $0.4 million at December 31, 2021 were included in accounts payable in the consolidated balance sheet. Royalties paid to Ramaco Coal in the three months ended June 30, 2022 and June 30, 2021 totaled $1.1 million and $1.5 million, respectively. Royalties paid to Ramaco Coal in the six months ended June 30, 2022 and June 30, 2021 totaled $3.1 million and $2.6 million, respectively.

On-going Administrative Services—Also prior to the acquisition of Ramaco Coal, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees pursuant to a Mutual Service Agreement, dated December 22, 2017 but effective as of March 31, 2017. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. Charges to Ramaco Coal were $14 thousand and $44 thousand for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, charges to Ramaco Coal were $30 thousand and $39 thousand, respectively.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services payable totaled $0.4 million at June 30, 2022 and were included in accounts payable in the consolidated balance sheet. There were no legal services payable as of December 31, 2021. Legal services paid to Jones in the three months ended June 30, 2022 and June 30, 2021 totaled $0.8 million and zero, respectively. Legal services paid to Jones in the six months ended June 30, 2022 and June 30, 2021 totaled $0.8 million and zero, respectively.

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal (see Note 12), we incurred interest expense of $0.8 million for the three months and six months ended June 30, 2022.

NOTE 12—RAMACO COAL ACQUISITION

On April 29, 2022, the acquisition of Ramaco Coal, an entity owned by an investment fund managed by Yorktown Partners and certain members of the Company's management, was completed pursuant to a Purchase and Sale Agreement, dated February 23, 2022. The purchase price was approximately $65 million, consisting of an initial payment of $10 million paid at closing and an aggregate deferred purchase price of $55 million to be paid during the remainder of 2022 in $5 million ratable quarterly installments, and $10 million ratable quarterly installments to be paid in 2023 plus interest at a rate of 9%.

Ramaco Coal controls certain coal mineral interests of principally metallurgical coal properties which are owned in fee or leased under long-term leases that are, in turn, leased or subleased to the Company and various third parties. Such lessees pay a royalty based on the amount of metallurgical coal mined and the realized price per ton.

Ramaco Coal also controls a large thermal coal deposit and permit near Sheridan, Wyoming covering approximately 16,000 acres, including a research and development facility and associated equipment and has a goal of converting coal to carbon products, such as graphene, graphite and carbon fiber.

Concurrent with this acquisition, the Company and Ramaco Coal each sold certain mineral rights located in West Virginia (the “Split Ridge Arrangement”). To compensate for the sale of these rights, we received an overriding royalty arrangement which included $2 million up front and $125,000 quarterly minimum royalty payment beginning in January 2024 until December 2028. The fair value of this arrangement was $3.7 million, of which, $1.6 million was treated as an allocation of the fair value of this disposed component of Ramaco Coal and, separately, a $2.1 million gain on the sale of the Company’s mineral rights.

The acquisition of Ramaco Coal was accounted for as a purchase of assets. The consideration paid in connection with the acquisition of Ramaco Coal, including $1.6 million in closing costs, relinquishment of $1.6 million of prepaid royalties and $0.1 million paid to a mineral owner as part of the acquisition, was approximately $68.3 million and was allocated based on fair values to mining property and mineral rights ($65.1 million), buildings ($2.6 million) and equipment ($0.6 million). Refer to Note 4 for a description of the acquisition financing.

The fair values were determined based on Level 3 inputs and was allocated based on fair values of the assets acquired, the primary asset of which was mining properties. The fair value of mining properties was determined based on Level 3 inputs, which are generally unobservable, requiring the Company to make assumptions based on a market participant perspective. Key Level 3 assumptions included future coal prices, future coal production, production costs and an appropriate rate at which to discount the future cash flows associated with the mining properties. We believe our assumptions to be consistent with those a market participant would use for valuation purposes.

NOTE 13—SUBSEQUENT EVENTS

On July 10, 2022, we experienced a material methane ignition at our Berwind mining complex. The cause of the ignition is unknown. We, in conjunction with the appropriate state and federal regulatory authorities, will be conducting a full investigation into the incident. The mine was idle at the time of the incident, and there were no personnel in the mine nor any injuries or fatalities. We are evaluating the extent of the damage. Production from the Berwind Complex is expected to be impacted for an indeterminant period of time. We will provide additional information regarding plans for both the rehabilitation and restarting of the mine as it becomes available.

On July 14, 2022, the Board of Directors approved the payment of a quarterly cash dividend in the amount of $0.1134 per share of common stock in the third quarter of 2022. Specifically, the third quarter dividend in the amount of approximately $0.11 per common share will be paid on September 15, 2022, to shareholders of record on September 1, 2022.

On August 8, 2022, we entered into a Securities Purchase Agreement with Appleton Coal LLC to acquire 100% of the membership interests in Maben Coal LLC for an aggregate purchase price of $30 million (the “Maben Acquisition”). The purchase price will consist of (i) $9 million to be paid in cash at closing and (ii) $21 million to be paid from the proceeds of a secured note payable to Investec Bank, PLC (the “Investec”) pursuant to a vendor loan facility between the Investec and us. The completion of the Maben Acquisition remains subject to customary closing conditions, including obtaining certain consents and delivery of ancillary transaction documents.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. Our executive offices are located in Lexington, Kentucky, with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are a pure play metallurgical coal company with 39 million reserve tons and 769 million resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivities and industry leading lower cash costs.

Our development portfolio primarily includes four properties: Elk Creek, Berwind, Knox Creek and RAM Mine. Each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical and thermal coal consumers. In addition, with the Ramaco Coal acquisition, we control coal deposits in Wyoming along with facilities that house research and development activities.

During the first half of 2022, we sold 1.2 million tons of coal. Of this, 51% was sold in North American markets, including Canada, and 49% was sold in export markets, principally to Europe, South America, Asia and Africa. During the same period of 2021, 48% of our sales were sold in North American markets, with the remaining 52% being sold into the export markets.

At June 30, 2022, we had outstanding performance obligations for the remainder of 2022 of approximately 1.1 million tons for contracts with fixed sales prices averaging $196/ton and 0.2 million tons for contracts with index-based pricing mechanisms.

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

We have no meaningful direct financial exposure to Russia and Ukraine. As the European Union ban on Russian coal goes into effect in August, it could create further tightness in the metallurgical coal markets as Russia was the third largest exporter of metallurgical coal in 2021 or 10% of global metallurgical coal trade and has already contributed to global thermal coal prices spiking to unprecedented levels.

Recent Developments

On July 10, 2022, we experienced a material methane ignition at our Berwind mining complex. The cause of the ignition is unknown. We, in conjunction with the appropriate state and federal regulatory authorities, will be conducting a full investigation into the incident. The mine was idle at the time of the incident, and there were no personnel in the mine nor any injuries or fatalities. We are evaluating the extent of the damage. Production from the Berwind Complex is expected to be impacted for an indeterminant period of time. We will provide additional information regarding plans for both the rehabilitation and restarting of the mine as it becomes available.

On August 8, 2022, we entered into a Securities Purchase Agreement with Appleton Coal LLC to acquire 100% of the membership interests in Maben Coal LLC for an aggregate purchase price of $30 million (the “Maben Acquisition”). The purchase price will consist of (i) $9 million to be paid in cash at closing and (ii) $21 million to be paid from the proceeds of a secured note payable to Investec Bank, PLC (the “Investec”) pursuant to a vendor loan facility between the Investec and us. The completion of the Maben Acquisition remains subject to customary closing conditions, including obtaining certain consents and delivery of ancillary transaction documents.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021

Revenue	$138,655	$76,057	$293,537	$119,511

Costs and expenses
Cost of sales (exclusive of items shown separately below)	76,644	57,762	157,897	88,958
Asset retirement obligations accretion	755	154	990	305
Depreciation and amortization	9,783	5,955	18,463	12,110
Selling, general and administrative	8,786	5,165	20,610	9,873
Total costs and expenses	95,968	69,036	197,960	111,246

Operating income	42,687	7,021	95,577	8,265

Other income, net	2,348	3,432	2,714	6,367
Interest expense, net	(1,937)	(283)	(3,068)	(485)
Income before tax	43,098	10,170	95,223	14,147

Income tax expense	9,818	228	20,472	62

Net income	$33,280	$9,942	$74,751	$14,085

Earnings per common share
Basic	$0.75	$0.23	$1.69	$0.32
Diluted	$0.74	$0.23	$1.66	$0.32

Adjusted EBITDA	$57,859	$18,084	$121,917	$29,624

During the three and six months ended June 30, 2022, our net income and Adjusted EBITDA were significantly higher compared to the same periods in 2021. Sales pricing was higher by 122% and 141%, respectively, during the three and six months ended June 30, 2022 than the same periods during 2021, which was primarily due to the global rebound of metallurgical demand from the previous effects of COVID-19. Other income for the three and six months ended June 30, 2022 included $2.0 million related to the sale of mineral rights. In the three and six months ended June

30, 2021, we recognized a total of $2.9 million and $5.3 million, respectively, in other income for the CARES Act Employee Retention Tax Credit.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine) each exclude the impact of transportation billings and costs.

Coal sales information is summarized as follows:

	Three months ended June 30,
(In thousands)	2022	2021	Increase (Decrease)
Company Produced
Coal sales revenue	$137,714	$73,211	$64,503
Tons sold	578	664	(86)
Purchased from Third Parties
Coal sales revenue	$941	$2,846	$(1,905)
Tons sold	5	21	(16)

Coal sales revenue in the second quarter of 2022 was $138.7 million, 82% higher than in the second quarter of 2021 primarily due to increased revenue per tons sold (FOB Mine) in the second quarter of 2022. Revenue per ton sold (FOB mine) increased 122% from $97/ton in the second quarter of 2021 to $215/ton in the second quarter of 2022. We sold 584 thousand tons of coal in the second quarter of 2022, a 15% decrease over the same period in 2021 due to rail-related constraints. We benefited from improved domestic, spot and index pricing for metallurgical coal in 2022. Additionally, favorable conditions in the steel and metallurgical markets contributed to an increase demand for metallurgical coal and stronger pricing.

Cost of sales. Our cost of sales totaled $76.6 million for the three months ended June 30, 2022 as compared with $57.8 million for the same period in 2021 due to higher sales-related costs directly associated with higher revenue per ton sold in 2022 and inflationary pressures on overall costs. The cash cost per ton sold (FOB mine) for the second quarter of 2022 was $108/ton, compared with $70/ton in the second quarter of 2021. Our cash cost per ton sold in the 2022 period was primarily due to higher sales-related costs directly associated with higher revenue per ton sold in 2022 and inflationary pressures on overall costs.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.8 million for the three month period ended June 30, 2022 and $0.2 million for the three month period ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $9.8 million and $6.0 million for the three month periods ended June 30, 2022 and June 30, 2021, respectively, primarily due to additional mining equipment placed in service in recent periods over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2022 and $5.2 million for the three months ended June 30, 2021 primarily due to higher stock compensation, incentives and professional services in 2022, related to the Company’s production growth profile.

Other income. Other income was $2.3 million for the three months ended June 30, 2022, which includes a gain of $2.1 million on the sale of mineral rights. For the three months ended June 30, 2021, other income was $3.4 million which includes $2.9 million for the CARES Act Employee Retention Tax Credit.

Interest expense, net. Interest expense, net was approximately $1.9 million during the three months ended June 30, 2022. Interest expense, net was approximately $0.3 million in the three months ended June 30, 2021. Interest expense, net was higher from the prior period primarily due to the issuance of the Senior Notes in July 2021.

Income tax expense. The effective tax rate for the three months ended June 30, 2022, excluding discrete items, was 22.8%. The effective tax rate for the three months ended June 30, 2021, excluding discrete items, was 10%. Discrete items during the three months ended June 30, 2021 included the impact of legislative changes in West Virginia for which we recognized a tax benefit of $1.0 million. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between GAAP and federal income tax purposes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue. Coal sales information is summarized as follows:

	Six months ended June 30,
(In thousands)	2022	2021	Increase (Decrease)
Company Produced
Coal sales revenue	$288,643	$115,004	$173,639
Tons sold	1,151	1,071	80
Purchased from Third Parties
Coal sales revenue	$4,894	$4,507	$387
Tons sold	16	37	(21)

Coal sales revenue in the six months ended June 30, 2022 was $293.5 million, 146% higher than in the same period in 2021 principally due to 5% higher volume of tons sold in 2022 and revenue per ton sold (FOB mine) increasing 142% from $93/ton in the six months ended June 30, 2021 to $225/ton in the same period in 2022. We sold 1.2 million tons of coal in the six month period ended June 30, 2022, a 5% increase over the same period in 2021.

Cost of sales. Our cost of sales totaled $157.9 million for the six months ended June 30, 2022 as compared with $89.0 million for the same period in 2021 due to higher tons sold, higher sales-related costs directly associated with higher revenue per ton sold in 2022 and inflationary pressures on overall costs. The cash cost per ton sold (FOB mine) for the first half of 2022 was $109, compared with $66 in the same period in 2021.

Asset retirement obligation accretion. Asset retirement obligation accretion was $1.0 million for the six months ended June 30, 2022 and $0.3 million for the six months ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $18.5 million and $12.1 million for the six month periods ended June 30, 2022 and June 30, 2021, respectively, principally due to higher production volumes in the first half of 2022 and depreciation on capital equipment placed in service.

Selling, general and administrative. Selling, general and administrative expenses were $20.6 million for the six months ended June 30, 2022 and $9.9 million for the six months ended June 30, 2021 primarily due to higher stock compensation, incentives and professional services in 2022, related to the Company’s production growth profile.

Other income. Other income was $2.7 million for the six months ended June 30, 2022 due to a gain of $2.1 million on the sale of mineral rights. For the six months ended June 30, 2021, other income was $6.4 million principally due to the recognition of $5.3 million for the CARES Act Employee Retention Tax Credit

Interest expense, net. Interest expense, net was approximately $3.1 million in the six month period ended June 30, 2022 and $0.5 million for the same period in 2021. Interest expense, net was higher from the prior period primarily due to the issuance of the Senior Notes in July 2021.

Income tax expense. During the six months ended June 30, 2021, we recognized a tax benefit of $1.4 million for legislative changes in West Virginia. The effective tax rate for this period, excluding discrete items, was 9%. The effective tax rate for the six months ended June 30, 2022 was 21.5%. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Liquidity and Capital Resources

At June 30, 2022, we had $43.5 million of cash and cash equivalents and $39.6 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first six months of 2022

Sources of cash:

●	Cash flows from operating activities were $109.3 million. This included the negative impact of an increase in inventories of $16.6 million, primarily due to rail-related constraints, offset by an increase in accrued expenses of $18.4 million, principally due to accrued purchases, income taxes and payroll and related items.

Uses of cash:

●	Capital expenditures were $53.8 million, which were primarily for growth projects at the Berwind and Elk Creek mining complexes, excluding the acquisition of the Ramaco Coal assets.
●	We made net repayments of $11.0 million primarily for the Ramaco Coal acquisition note (see Note 12), certain equipment purchases and management of our normal operating cash position.
●	We paid dividends of $10.0 million.
●	We paid for the acquisition of Ramaco Coal for $11.7 million, including transaction costs.

At June 30, 2022, we also had $1.3 million of restricted cash, classified in other current assets in the condensed consolidated balance sheet, for potential future workers’ compensation claims.

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

Indebtedness

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated the “Revolving Credit Facility” or the “Credit Agreement”) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amended and Restated Credit and Security Agreement (the “Amendment and Restatement”) with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility. On April 29, 2022, we entered into the First Amendment to Amended and Restated Credit and Security Agreement with KeyBank to allow for the Ramaco Coal asset acquisition.

The Revolving Credit Facility bears interest based on Secure Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At June 30, 2022, there was $0.4 million drawn in the form of a letter of credit under the Revolving Credit Facility and we had remaining availability of $39.6 million.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $1.7 million at June 30, 2022.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Loan was $1.4 million at June 30, 2022.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), and incurred $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal balance under the Senior Notes was $34.5 million at June 30, 2022 and is presented net of unamortized discounts of $1.9 million. The effective interest rate is approximately 10.45%.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loans”). The Fletcher Equipment Loans bear no interest and are payable in 24 monthly installments of $200 thousand. The outstanding principal balance of the Fletcher Equipment Loans was $3.3 million at June 30, 2022.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.7 million at June 30, 2022.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments of $24 thousand. The outstanding principal balance of the Brandeis Equipment Loans was $0.9 million at June 30, 2022.

Ramaco Coal Deferred Purchase Price—On April 29, 2022, we acquired Ramaco Coal (see Note 12) and entered into an agreement whereby an investment fund managed by Yorktown Partners, as lender, providing financing for the acquisition in the principal amount of $55.0 million (the “Ramaco Coal Loan”). The Ramaco Coal Loan bears interest at 9% per annum and is payable in seven quarterly installments of $5 million for each quarter in 2022 and $10 million for each quarter in 2023 until maturity. The outstanding principal balance of the Ramaco Coal Loan was $50.0 million at June 30, 2022 and is secured by the membership interests of Ramaco Coal, LLC. In the event we make an initial public offering of the equity interests of all or substantially all of the acquired assets of Ramaco Coal, the seller shall have the option to convert up to fifty percent of the then outstanding principal balance, not to exceed $30 million, into a proportionate equity ownership in such initial public offering.

Critical Accounting Estimates

A discussion of our critical accounting policies is included in the Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

At June 30, 2022, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense, stock-based compensation, depreciation and amortization expenses, income taxes and accretion of asset retirement obligations. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net income	$33,280	$9,942	$74,751	$14,085
Depreciation and amortization	9,783	5,955	18,463	12,110
Interest expense, net	1,937	283	3,068	485
Income tax expense (benefit)	9,818	228	20,472	62
EBITDA	54,818	16,408	116,754	26,742
Stock-based compensation	2,286	1,522	4,173	2,577
Accretion of asset retirement obligation	755	154	990	305
Adjusted EBITDA	$57,859	$18,084	$121,917	$29,624

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

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$137,714	$941	$138,655	$73,211	$2,846	$76,057
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(13,461)	—	(13,461)	(9,273)	(549)	(9,822)
Non-GAAP revenue (FOB mine)	$124,253	$941	$125,194	$63,938	$2,297	$66,235
Tons sold	578	5	584	664	21	686
Revenue per ton sold (FOB mine)	$215	$186	$215	$96	$109	$97

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$288,643	$4,894	$293,537	$115,004	$4,507	$119,511
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(30,593)	(239)	(30,832)	(15,077)	(969)	(16,046)
Non-GAAP revenue (FOB mine)	$258,050	$4,655	$262,705	$99,927	$3,538	$103,465
Tons sold	1,151	16	1,167	1,071	37	1,108
Revenue per ton sold (FOB mine)	$224	$299	$225	$93	$96	$93

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

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$75,857	$787	$76,644	$55,298	$2,464	$57,762
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(13,459)	—	(13,459)	(9,274)	(549)	(9,823)
Non-GAAP cash cost of sales	$62,398	$787	$63,185	$46,024	$1,915	$47,939
Tons sold	578	5	584	664	21	686
Cash cost per ton sold	$108	$155	$108	$69	$91	$70

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$153,720	$4,177	$157,897	$84,932	$4,026	$88,958
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(30,595)	(238)	(30,833)	(15,074)	(970)	(16,044)
Non-GAAP cash cost of sales	$123,125	$3,939	$127,064	$69,858	$3,056	$72,914
Tons sold	1,151	16	1,167	1,071	37	1,108
Cash cost per ton sold	$107	$253	$109	$65	$83	$66

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

Remediation of Previously Reported Material Weaknesses

As described in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, we previously identified a material weakness in our internal controls relating to information technology systems that support the Company’s financial reporting process. We executed a remediation plan to address the control deficiency that led to this material weakness. The remediation actions were as follows:

Information technology general controls

●	Modified controls over user access;
●	Implemented additional controls designed to detect issues that may arise over user access and segregation of duties conflicts.

As of June 30, 2022, we concluded that the control modifications and additional controls related to user access to information technology systems have been satisfactorily implemented and has operated effectively for a sufficient period of time. Therefore, we concluded that the previously identified material weakness has been remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report and our Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 13, 2022.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1

Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 24, 2022)

*10.1

First Amendment to Amended and Restated Credit and Security Agreement, dated April 29, 2022, by and among Ramaco Resources, Inc. Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC and KeyBank National Association.

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

RAMACO RESOURCES, INC.

August 9, 2022	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2022	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)