Form 10-Q
period 2022-09-30
Ramaco Resources, Inc.
filed 2022-11-09
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, the registrant had 44,121,702 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$46,608	$21,891
Accounts receivable	50,358	44,453
Inventories	40,028	15,791
Prepaid expenses and other	4,962	4,626
Total current assets	141,956	86,761
Property, plant and equipment, net	403,130	227,077
Financing lease right-of-use assets, net	9,839	9,128
Advanced coal royalties	3,618	5,576
Other	3,589	491
Total Assets	$562,132	$329,033
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$30,130	$15,346
Accrued expenses	49,209	19,410
Asset retirement obligations	484	489
Current portion of long-term debt	30,839	7,674
Current portion of related party debt	35,000	—
Current portion of financing lease obligations	4,776	3,461
Other current liabilities	—	280
Total current liabilities	150,438	46,660
Asset retirement obligations	28,339	22,060
Long-term debt, net	16,838	3,339
Long-term related party debt	10,000	—
Long-term financing lease obligations, net	3,783	4,599
Senior notes, net	32,712	32,363
Deferred tax liability, net	17,985	6,406
Other long-term liabilities	3,368	2,532
Total liabilities	263,463	117,959
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,121,702 at September 30, 2022 and 44,092,981 at December 31, 2021 shares issued and outstanding	441	441
Additional paid-in capital	166,994	163,566
Retained earnings	131,234	47,067
Total stockholders' equity	298,669	211,074
Total Liabilities and Stockholders' Equity	$562,132	$329,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per-share amounts	2022	2021	2022	2021

Revenue	$136,925	$76,377	$430,461	$195,889

Costs and expenses
Cost of sales (exclusive of items shown separately below)	79,634	54,808	237,530	143,768
Asset retirement obligations accretion	495	156	1,485	461
Depreciation and amortization	11,435	6,751	29,898	18,861
Selling, general and administrative	8,672	5,895	29,282	15,767
Total costs and expenses	100,236	67,610	298,195	178,857

Operating income	36,689	8,767	132,266	17,032

Other income (expense), net	(933)	789	1,781	7,156
Interest expense, net	(2,255)	(933)	(5,323)	(1,418)

Income before tax	33,501	8,623	128,724	22,770
Income tax expense	6,596	1,588	27,068	1,650
Net income	$26,905	$7,035	$101,656	$21,120

Earnings per common share
Basic	$0.61	$0.16	$2.30	$0.48
Diluted	$0.60	$0.16	$2.27	$0.48

Basic weighted average shares outstanding	44,085	44,109	44,179	43,915
Diluted weighted average shares outstanding	44,543	44,465	44,747	43,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2022	$441	$163,566	$47,067	$211,074
Stock-based compensation	2	1,885	—	1,887
Dividends declared	—	—	(2,497)	(2,497)
Net income	—	—	41,471	41,471
Balance at March 31, 2022	443	165,451	86,041	251,935
Restricted stock surrendered for withholding taxes payable	(2)	(2,819)	—	(2,821)
Stock-based compensation	—	2,286	—	2,286
Dividends declared	—	—	(4,998)	(4,998)
Net income	—	—	33,280	33,280
Balance at June 30, 2022	441	164,918	114,323	279,682
Stock-based compensation	—	2,019	—	2,019
Stock options exercised	—	107	—	107
Shares surrendered for withholding taxes payable	—	(50)	—	(50)
Dividends declared	—	—	(9,994)	(9,994)
Net income	—	—	26,905	26,905
Balance at September 30, 2022	$441	$166,994	$131,234	$298,669

Balance at January 1, 2021	$427	$158,859	$9,809	$169,095
Stock-based compensation	15	1,040	—	1,055
Net income	—	—	4,143	4,143
Balance at March 31, 2021	442	159,899	13,952	174,293
Restricted stock surrendered for withholding taxes payable	(1)	(326)	—	(327)
Stock-based compensation	—	1,522	—	1,522
Net income	—	—	9,942	9,942
Balance at June 30, 2021	441	161,095	23,894	185,430
Stock-based compensation	—	1,342	—	1,342
Net income	—	—	7,035	7,035
Balance at September 30, 2021	$441	$162,437	$30,929	$193,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2022	2021
Cash flows from operating activities:
Net income	$101,656	$21,120
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,485	461
Depreciation and amortization	29,898	18,861
Amortization of debt issuance costs	367	96
Stock-based compensation	6,192	3,919
Other income - gain on sale of mineral rights	(2,113)	—
Other income - employee retention tax credit	—	(5,407)
Deferred income taxes	11,579	1,650
Changes in operating assets and liabilities:
Accounts receivable	(5,905)	(17,293)
Prepaid expenses and other current assets	1,242	5,611
Inventories	(24,237)	(1,933)
Other assets and liabilities	91	760
Accounts payable	12,432	7,515
Accrued expenses	26,112	2,397
Net cash from operating activities	158,799	37,757

Cash flow from investing activities:
Capital expenditures	(91,384)	(17,642)
Acquisition of Ramaco Coal assets	(11,738)	—
Acquisition of Maben assets	(10,715)	—
Proceeds from sale of mineral rights	2,000	—
Net cash from investing activities	(111,837)	(17,642)

Cash flows from financing activities:
Proceeds from borrowings	17,000	50,545
Proceeds from stock option exercises	107	—
Payments of debt issuance cost	—	(2,356)
Payment of dividends	(14,996)	—
Repayment of borrowings	(17,066)	(24,900)
Repayments of financed insurance payable	(280)	(862)
Repayments of financing leased equipment	(3,760)	(1,253)
Restricted stock surrendered for withholding taxes payable	(2,871)	(327)
Net cash from financing activities	(21,866)	20,847

Net change in cash and cash equivalents and restricted cash	25,096	40,962
Cash and cash equivalents and restricted cash, beginning of period	22,806	6,710
Cash and cash equivalents and restricted cash, end of period	$47,902	$47,672

Supplemental cash flow information:
Cash paid for interest	$4,680	$852
Cash paid for taxes	15,500	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	4,259	9,157
Financed equipment purchases	5,730	—
Capital expenditures included in accounts payable and accrued expenses	9,004	3,128
Ramaco Coal acquisition	56,551	—
Maben Coal acquisition	21,000	—
Additional asset retirement obligations incurred	4,682	235
Accrued dividends payable	4,994	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS

Ramaco Resources, Inc. (the “Company,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania.

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

We have no meaningful direct financial exposure to Russia and Ukraine; however, the European Union ban on Russian coal has put upward pressure on international thermal coal prices. In addition, fear of economic contraction may affect future demand for coking coal. Recently, values of certain indices for high quality thermal coal have exceeded values of coking coal indices. If these conditions persist, available coking coal may be directed into thermal markets.

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

Cash and Cash Equivalents—We classify all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Restricted cash balances were $1.3 million at September 30, 2022 and $0.9 million at December 31, 2021. These consisted of funds held in escrow for potential future workers’ compensation claims and were classified in other current assets in the consolidated balance sheets.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims, including pneumoconiosis (occupational disease) claims. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. At September 30, 2022, the estimated aggregate liability for uninsured claims totaled $4.2 million. Of this, $2.7 million is included in other long-term liabilities within the consolidated balance sheet at September 30, 2022. At December 31, 2021, the estimated aggregate liability for uninsured claims totaled $3.9 million including $2.4 million included in other long-term liabilities. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, and trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated liabilities are recorded in the period in which the change in estimate occurs.

Financial Instruments—Our financial assets and liabilities consist of cash, accounts receivable, accounts payable and indebtedness. The fair values of these instruments approximate their carrying amounts at each reporting date, except that our Senior Notes have an estimated fair value of approximately $1.0 million higher than the balance recorded as of September 30, 2022.

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

Concentrations—During the three months ended September 30, 2022, sales to our top four customers accounted for approximately 19%, 13%, 12% and 12% of our total revenue, respectively, aggregating to approximately 56% of our total revenue. The balance due from these four customers at September 30, 2022 was approximately 44% of total accounts receivable. During the nine months ended September 30, 2022, sales to our top two customers accounted for approximately 23% and 17% of our total revenue, respectively, aggregating to approximately 40% of our total revenue. During the three months ended September 30, 2021, sales to our top three customers accounted for approximately 64% of total revenue. During the nine months ended September 30, 2021, sales to our top three customers accounted for approximately 59% of total revenue.

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

Recent Accounting Pronouncements Being Assessed

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which became effective immediately. The amendments in ASU 2020-04 provide optional relief regarding the accounting effects of reference rate reform, including various types of contract modifications (e.g., debt) as well as hedging relationships. Overall, the guidance permits financial reporting that generally reflects the intended continuation of contracts that reference rates, such as the London Interbank Offered Rate (“LIBOR”), that are expected to be discontinued as a result of reference rate reform initiatives. The Company has an outstanding term loan that references LIBOR; however, the debt is expected to be repaid in the near term and, therefore, a contract amendment to replace LIBOR is considered unlikely.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Plant and equipment	$203,529	$167,019
Mining property and mineral rights	120,708	26,064
Construction in process	38,932	9,972
Capitalized mine development costs	145,304	104,291
Less: accumulated depreciation and amortization	(105,343)	(80,269)
Total property, plant and equipment, net	$403,130	$227,077

Capitalized amounts related to coal reserves at properties where we are not currently developing or actively engaged in mining operations totaled $46.2 million as of September 30, 2022 and $25.1 million as of December 31, 2021.

In addition to the amounts discussed above, on July 10, 2022, we experienced a material methane ignition at our Berwind mining complex. The cause of the ignition is presently unknown. We, in conjunction with the appropriate state and federal regulatory authorities, have been conducting a full investigation into the incident, which is still ongoing. The mine was idle at the time of the incident, and there were no personnel in the mine nor any injuries or fatalities. Due to regulatory oversight related to safety conditions, the Company has not yet inspected the area of the mine where the ignition event occurred. Accordingly, we have not yet estimated the damages incurred or determined a remediation and restart plan. As a result, no entries have been recorded for a potential loss relating to this matter. Production from the Berwind Complex is expected to be impacted for an indeterminant period of time. We will provide additional information regarding plans for both the rehabilitation and restarting of the mine as it becomes available.

Depreciation and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Depreciation of plant and equipment	$6,763	$4,484	$16,864	$13,354
Depreciation of right of use assets (financing leases)	1,710	413	3,806	540
Amortization of capitalized
mine development costs	2,962	1,854	9,228	4,967
Total depreciation and amortization	$11,435	$6,751	$29,898	$18,861

NOTE 4—DEBT

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated the “Revolving Credit Facility” or the “Credit Agreement”) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amended and Restated Credit and Security Agreement (the “Amendment and Restatement”) with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million term loan (the “Term Loan”) and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility. On April 29, 2022, we entered into the First Amendment to Amended and Restated Credit and Security Agreement with KeyBank to allow for the Ramaco

Coal asset acquisition. On September 23, 2022, we entered into the Second Amendment to Amended and Restated Credit and Security Agreement with KeyBank to allow for the Maben Coal acquisition.

The Revolving Credit Facility bears interest based on Secure Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At September 30, 2022, there was a $17.0 million borrowing and a $0.4 million letter of credit outstanding under the Revolving Credit Facility, leaving $22.6 million of remaining availability.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The outstanding principal balance of the Term Loan was $0.8 million at September 30, 2022.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance of the Equipment Loan was $1.0 million at September 30, 2022.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), and incurred $2.4 million for note offering costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal balance under the Senior Notes was $34.5 million at September 30, 2022 and is presented net of unamortized discounts of $1.8 million. The effective interest rate is approximately 10.45%.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loans”). The Fletcher Equipment Loans bear no interest and are payable in 24 monthly installments of $200 thousand. In the third quarter of 2022, we obtained additional equipment loans of $4.4 million. The 2022 loans bear no interest and are payable in 24 monthly installments of $195 thousand. The outstanding principal balance of the 2021 and 2022 Fletcher Equipment Loans was $6.4 million at September 30, 2022.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.6 million at September 30, 2022.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment

(the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments of $24 thousand. The outstanding principal balance of the Brandeis Equipment Loans was $0.8 million at September 30, 2022.

Ramaco Coal Deferred Purchase Price—On April 29, 2022, we acquired the assets of Ramaco Coal (see Note 12) and entered into an agreement whereby an investment fund managed by Yorktown Partners, as lender, provided financing for the acquisition in the principal amount of $55.0 (the “Ramaco Coal Loan”). The Ramaco Coal Loan bears interest at 9% per annum and is payable in seven quarterly installments of $5 million each quarter in 2022 and $10 million each quarter in 2023 until maturity. The outstanding principal balance of the Ramaco Coal Loan was $45.0 million at September 30, 2022 and is secured by the membership interests of Ramaco Coal, LLC. In the event we make an initial public offering of the equity interests of all or substantially all of the acquired assets of Ramaco Coal, the seller shall have the option to convert up to fifty percent (50%) of the then outstanding principal balance, not to exceed $30 million, into a proportionate equity ownership in such initial public offering.

Financing of Maben Coal Acquisition – On September 23, 2022, we acquired 100% of the equity interests of Maben Coal, LLC (see Note 12) and entered into a secured loan with Investec Bank PLC in the amount of $21.0 million to pay a portion of the purchase price. The loan bears interest at the applicable secured overnight financing rate (“SOFR”) plus a margin of 3.0% payable in cash, compounded monthly. Beginning in January 2023, the Company must start making monthly repayments of the outstanding principal in the amount of $800 thousand per month until the maturity date of September 23, 2024. The outstanding principal balance of $21.0 million at September 30, 2022, was reported in the current portion of long-term debt and long-term debt, net in the amounts of $7.2 million and $13.8 million, respectively.

NOTE 5—LEASES

The Company has various financing leases for mining equipment. These leases are generally for terms up to 36 months and expire through 2025. We had one operating lease for office space that expired in May 2022. A new operating lease for office space was entered into during August 2022 and has a term of 60 months.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	September 30, 2022	December 31, 2021

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$9,839	$9,128
Operating	Other assets	694	25
Total right-of-use assets		$10,533	$9,153

Current lease liabilities
Financing	Current portion of financing lease obligations	$4,776	$3,461
Operating	Accrued expenses	80	25
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$3,783	$4,599
Operating	Other long-term liabilities	617	—
Total lease liabilities		$9,256	$8,085

NOTE 6—EQUITY

Stock-Based Compensation Awards—Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock. As of September 30, 2022, there were approximately 5.4 million shares of common stock available for grant under the LTIP, which includes 4.0 million authorized shares that became effective on February 23, 2022. Additionally, granted but unvested shares are generally forfeited upon termination of employment, unless an employee enters into another written arrangement, and may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of September 30, 2022, we had four types of stock-based awards outstanding: options, restricted stock, restricted stock units and performance stock units. Stock-based compensation expense for all four types of stock-based awards totaled $2.0 million and $1.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Stock-based compensation expense for all four types of stock-based awards totaled $6.2 million and $3.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The following table summarizes stock-based awards outstanding, as well as activity for the period:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Outstanding at December 31, 2021	3,741,770	$3.98	—	$—	—	$—
Granted	214,363	14.59	248,706	15.65	248,706	22.21
Vested	(715,665)	5.38	—	—	—	—
Forfeited	(637)	15.65	—	—	—	—
Outstanding at September 30, 2022	3,239,831	$4.37	248,706	$15.65	248,706	$22.21

Options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share were granted to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. During the three months ended September 30, 2022, 20,000 options were exercised. The remaining options are outstanding and unexercised and were in-the-money at September 30, 2022 with an intrinsic value of $3.5 million.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. Upon vesting, the restricted stock becomes unrestricted common shares. The fair value of the restricted stock on the date of the grant during 2022, which averaged $14.59 per share, is amortized ratably over the service period. At September 30, 2022, there was $6.3 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units—We grant shares of restricted stock units to certain senior executives and key employees. These share units vest ratably over approximately three years from the date of grant. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest, which did not occur during the nine months ended September 30, 2022. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

The 248,706 restricted stock units are linked to the Company’s common stock value which was fair valued on the date of grant at $15.65 per share and is recognized ratably over the service period. At September 30, 2022, there was $3.0 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units—We grant shares of performance stock units to certain senior executives and key employees. These share units cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest, which did not occur during the nine months ended September 30, 2022. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

The Company’s 248,706 performance stock units were valued relative to the stock price performance of a peer group of companies at a valuation stock price of $15.65 per share, which was fair valued at $22.21 per share at the date of grant based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At September 30, 2022, there was $4.3 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over a weighted-average period of 2.3 years.

Dividends – On February 18, 2022, the Company announced that its Board of Directors approved an increase in its initial quarterly cash dividend to $5.0 million from the formerly approved $2.5 million that was declared and accrued in December 2021. Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on March 15, 2022, to shareholders of record on March 1, 2022.

In addition, dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on June 15, 2022, to shareholders of record on June 1, 2022, and dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on September 15, 2022, to shareholders of record on September 1, 2022.

On September 28, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.11 per share of common stock. Dividends of $5.0 million were accrued at September 30, 2022, and are payable on December 15, 2022, to shareholders of record on December 1, 2022.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Surety Bonds—At September 30, 2022, we had total reclamation bonding requirements of $22.6 million which were supported by surety bonds. Additionally, we had $0.3 million of surety bonds that secured performance obligations.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminal services contracts that are sometimes funded through take-or-pay arrangements. At September 30, 2022, contingent liabilities under these take-or-pay arrangements totaled $5.4 million under three contracts expiring at various dates between December 31, 2022, and March 31, 2024. The level of these take-or-pay liabilities will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contracts term stipulated in such rail and export terminal contracts.

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

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. The matter has been fully briefed by the parties and is now pending before the court.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Coal Sales
North American revenue	$78,442	$47,954	$231,365	$105,611
Export revenue, excluding Canada	58,483	28,423	199,096	90,278
Total revenue	$136,925	$76,377	$430,461	$195,889

At September 30, 2022, we had outstanding performance obligations for the remainder of 2022 of approximately 0.5 million tons for contracts with fixed sales prices averaging $197/ton and 0.3 million tons for contracts with index-based pricing mechanisms. Additionally, we had outstanding performance obligations for 2023 of approximately 1.4 million tons for contracts with fixed sales prices averaging $198/ton and 0.1 million tons for contracts with index-based pricing mechanisms. Index-based prices have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 20% and 21%, respectively. Our effective tax rate, again excluding discrete items, for the nine months ended September 30, 2022 and 2021 was 21.9% and 13%, respectively. Discrete items during the 2021 periods included the impact of legislative changes in West Virginia and Virginia for which we recognized a tax benefit of $1.6 million. We also reported discrete items related to stock-based compensation in 2022 and 2021 periods. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, permanent differences for non-deductible expenses and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Numerator
Net income	$26,905	$7,035	$101,656	$21,120
Denominator
Weighted average shares used to compute basic earnings per share	44,085	44,109	44,179	43,915
Dilutive effect of stock option awards	458	356	560	81
Dilutive effect of restricted stock units and performance stock units awards	—	—	8	—
Weighted average shares used to compute diluted earnings per share	44,543	44,465	44,747	43,996

Earnings (loss) per share
Basic	$0.61	$0.16	$2.30	$0.48
Diluted	$0.60	$0.16	$2.27	$0.48

Diluted earnings per share for the three months ended September 30, 2022, excludes 249 thousand of RSUs because the effect would have been antidilutive. Diluted earnings per share for the three months ended September 30, 2022, also excludes 249 thousand of performance stock units based on the guidance for contingently issuable shares, which requires exclusion when based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. The performance stock units were excluded from diluted earnings per share for the nine months ended September 30,2022 as well.

NOTE 11—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, LLC (“Ramaco Coal”), see Note 12, much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Production royalty payables totaling $0.4 million at December 31, 2021 were included in accounts payable in the consolidated balance sheet. Royalties paid to Ramaco Coal in 2022, prior to the acquisition, totaled $3.1 million. Royalties paid to Ramaco Coal in the three and nine months ended September 30, 2021 totaled $1.3 million and $3.9 million, respectively.

Administrative Services—Also prior to the acquisition of Ramaco Coal, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees pursuant to a Mutual Service Agreement, dated December 22, 2017 but effective as of March 31, 2017. Each party paid the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. Year-to-date charges to Ramaco Coal in 2022, prior to the acquisition, were $44 thousand. For the three and nine months ended September 30, 2021, charges to Ramaco Coal were $40 thousand and $79 thousand, respectively.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services payable totaled $0.6 million at September 30, 2022 and were included in accrued expenses in the consolidated balance sheet. There were no legal services payable as of December 31, 2021. No legal services were paid to Jones in the three months ended September 30, 2022 and September 30, 2021. Legal services paid to Jones in the nine months ended September 30, 2022 and September 30, 2021 totaled $0.8 million and zero, respectively.

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal (see Note 12), we incurred interest expense of $1.1 million and $2.0 million for the three and nine months ended September 30, 2022.

Ramaco Foundation--The Company made a charitable cash contribution of $1.0 million in the third quarter of 2022 to the Ramaco Foundation, which was recognized in Other income (expense), net, on the income statement. The Ramaco Foundation is an unconsolidated not-for-profit organization whose board of directors includes several members of the Company’s management and board of directors.

NOTE 12—ACQUISITIONS

Ramaco Coal

On April 29, 2022, the acquisition of Ramaco Coal, an entity owned by an investment fund managed by Yorktown Partners and certain members of the Company's management, was completed pursuant to a Purchase and Sale Agreement, dated February 23, 2022. The purchase price was approximately $65 million, consisting of an initial payment of $10 million paid at closing and a deferred purchase price of $55 million to be paid during the remainder of 2022 in $5 million ratable quarterly installments, and $10 million ratable quarterly installments to be paid in 2023 plus interest at a rate of 9%.

Ramaco Coal controls certain coal mineral interests of principally metallurgical coal properties which are owned in fee or leased under long-term leases that are, in turn, leased or subleased to the Company and various third parties. Such lessees pay a royalty based on the amount of metallurgical coal mined and the realized price per ton.

Ramaco Coal also controls a large thermal coal deposit and permit near Sheridan, Wyoming covering approximately 16 thousand acres, including a research and development facility and associated equipment and has a goal of converting coal to carbon products, such as graphene, graphite and carbon fiber.

Concurrent with this acquisition, the Company and Ramaco Coal each sold certain mineral rights located in West Virginia (the “Split Ridge Arrangement”). To compensate for the sale of these rights, we received an overriding royalty arrangement which included $2 million up front and $125 thousand quarterly minimum royalty payment beginning in January 2024 until December 2028. The fair value of this arrangement was $3.7 million, of which, $1.6 million was treated as an allocation of the fair value of this disposed component of Ramaco Coal and, separately, a $2.1 million gain on the sale of the Company’s mineral rights included in Other income (expense), net on the income statement.

The acquisition of Ramaco Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to metallurgical coal deposits. The consideration paid in connection with the acquisition of Ramaco Coal, including $1.6 million in closing costs, relinquishment of $1.6 million of prepaid royalties and $0.1 million paid to a mineral owner as part of the acquisition, was approximately $68.3 million and was allocated based on fair values to mining property and mineral rights ($65.1 million), buildings ($2.6 million) and equipment ($0.6 million). Refer to Note 4 for a description of the acquisition financing.

Maben Coal

On September 23, 2022, the Company completed the acquisition of 100% of the equity interests of Maben Coal, LLC (“Maben Coal”) pursuant to the Securities Purchase Agreement dated August 8, 2022, with Appleton Coal, LLC. The purchase price was approximately $30.0 million, consisting of an initial payment of $9.0 million and proceeds from a new two-year loan in the amount of $21.0 million. The Company also paid approximately $1.7 million of transaction costs and recognized liabilities of $1.3 million, primarily related to $1.2 million of cash bond replacement obligations incurred by the Company as part of the transaction.

We acquired a large coal deposit on approximately 28 thousand leased acres located in Wyoming County and Raleigh County, West Virginia. We assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorize mining by both surface and highwall mining methods as well as by underground methods. The property also has issued permits covering an existing haul road, as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed as of the closing date.

The acquisition of Maben Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to leased metallurgical coal deposits. The total consideration of approximately $33.0 million was allocated to mining property and mineral rights ($30.6 million), capitalized mine development costs ($1.0 million), receivable for the right to recover cash bond replacement payments owed by the Company discussed above ($1.2 million), and recoupable royalties ($0.2 million). Refer to Note 4 for information regarding the acquisition financing.

Fair Value

The consideration for both acquisitions above was allocated based on the relative fair values of the assets acquired, the primary asset of which was mining properties and mineral rights. The fair values of mining properties and mineral rights were determined based on Level 3 inputs, which are generally unobservable, requiring the Company to make assumptions based on a market participant perspective. Key Level 3 assumptions included future coal prices, capital expenditures, future coal production, production costs, and an appropriate rate at which to discount the future cash flows. We believe our assumptions to be consistent with those a market participant would use for valuation purposes.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. Our executive offices are located in Lexington, Kentucky, with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are a pure play metallurgical coal company with 39 million reserve tons and 769 million of measured and indicated resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivities and industry leading lower cash costs.

Our development portfolio primarily includes four properties: Elk Creek, Berwind, Knox Creek and RAM Mine. Each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical and thermal coal consumers. In addition, the Company completed acquisitions of Ramaco Coal and Maben Coal in the second and third quarters of 2022, respectively. With the Ramaco Coal acquisition, we control coal deposits in Wyoming along with facilities that house research and development activities. With the Maben Coal acquisition, the Company has obtained control of additional coal deposits in West Virginia.

During the first nine months of 2022, we sold 1.8 million tons of coal. Of this, 54% was sold in North American markets, including Canada, and 46% was sold in export markets, principally to Europe, South America, Asia and Africa. During the same period of 2021, 54% of our sales were sold in North American markets, with the remaining 46% being sold into the export markets.

At September 30, 2022, we had outstanding performance obligations for the remainder of 2022 of approximately 0.5 million tons for contracts with fixed sales prices averaging $197/ton and 0.3 million tons for contracts with index-based pricing mechanisms. Additionally, we had outstanding performance obligations for 2023 of approximately 1.4 million tons for contracts with fixed sales prices averaging $198/ton and 0.1 million tons for contracts with index-based pricing mechanisms.

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

We have no meaningful direct financial exposure to Russia and Ukraine; however, the European Union ban on Russian coal has put upward pressure on international thermal coal prices. In addition, fear of economic contraction may affect future demand for coking coal. Recently, values of certain indices for high quality thermal coal have exceeded values of coking coal indices. If these conditions persist, available coking coal may be directed into thermal markets.

Recent Developments

On July 10, 2022, we experienced a material methane ignition at our Berwind mining complex. The cause of the ignition is presently unknown. We, in conjunction with the appropriate state and federal regulatory authorities, have been conducting a full investigation into the incident, which is still ongoing. The mine was idle at the time of the incident, and there were no personnel in the mine nor any injuries or fatalities. Due to regulatory oversight related to safety conditions, the Company has not yet inspected the area of the mine where the ignition event occurred. Accordingly, we have not yet estimated the damages incurred or determined a remediation and restart plan. As a result, no entries have been recorded for a potential loss relating to this matter. Production from the Berwind Complex is expected to be impacted for an indeterminant period of time. We will provide additional information regarding plans for both the rehabilitation and restarting of the mine as it becomes available.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021

Revenue	$136,925	$76,377	$430,461	$195,889

Costs and expenses
Cost of sales (exclusive of items shown separately below)	79,634	54,808	237,530	143,768
Asset retirement obligations accretion	495	156	1,485	461
Depreciation and amortization	11,435	6,751	29,898	18,861
Selling, general and administrative	8,672	5,895	29,282	15,767
Total costs and expenses	100,236	67,610	298,195	178,857

Operating income	36,689	8,767	132,266	17,032

Other income (expense), net	(933)	789	1,781	7,156
Interest expense, net	(2,255)	(933)	(5,323)	(1,418)
Income before tax	33,501	8,623	128,724	22,770

Income tax expense	6,596	1,588	27,068	1,650

Net income	$26,905	$7,035	$101,656	$21,120

Earnings per common share
Basic	$0.61	$0.16	$2.30	$0.48
Diluted	$0.60	$0.16	$2.27	$0.48

Adjusted EBITDA	$50,705	$17,805	$172,622	$47,429

During the three and nine months ended September 30, 2022, our net income and Adjusted EBITDA were significantly higher compared to the same periods in 2021. Sales pricing was higher by 92% and 121%, respectively, during the three and nine months ended September 30, 2022 than the same periods during 2021, which was primarily due to the global rebound of metallurgical demand from the previous effects of COVID-19. Other income for the nine months ended September 30, 2022 included $2.1 million related to the sale of mineral rights. In the nine months ended September 30, 2021, we recognized a total of $5.4 million in other income for the CARES Act Employee Retention Tax Credit.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales. Revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine) each exclude the impact of transportation billings and costs.

Coal sales information is summarized as follows:

	Three months ended September 30,
(In thousands)	2022	2021	Increase (Decrease)
Company Produced
Coal sales revenue	$135,416	$75,207	$60,209
Tons sold	602	637	(35)
Purchased from Third Parties
Coal sales revenue	$1,509	$1,170	$339
Tons sold	7	7	(0)

Coal sales revenue in the third quarter of 2022 was $136.9 million, 79% higher than in the third quarter of 2021 primarily due to increased revenue per tons sold (FOB Mine) in the third quarter of 2022. Revenue per ton sold (FOB mine) increased 92% from $105/ton in the third quarter of 2021 to $202/ton in the third quarter of 2022. We sold 608 thousand tons of coal in the third quarter of 2022, a 6% decrease over the same period in 2021 due to rail-related constraints. We benefited from improved domestic fixed and export spot/index pricing for metallurgical coal in 2022. Additionally, favorable conditions in the steel and metallurgical markets contributed to an increase demand for metallurgical coal and stronger pricing.

Cost of sales. Our cost of sales totaled $79.6 million for the three months ended September 30, 2022 as compared with $54.8 million for the same period in 2021 due to higher sales-related costs directly associated with higher revenue per ton sold in 2022 and inflationary pressures on overall costs. The cash cost per ton sold (FOB mine) for the third quarter of 2022 was $99/ton, compared with $72/ton in the third quarter of 2021.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.5 million for the three-month period ended September 30, 2022 and $0.2 million for the three-month period ended September 30, 2021.

Depreciation and amortization. Depreciation and amortization expense was $11.4 million and $6.8 million for the three-month periods ended September 30, 2022 and September 30, 2021, respectively, primarily due to additional mining equipment placed in service in recent periods over the past year.

Selling, general and administrative. Selling, general and administrative expenses were $8.7 million for the three months ended September 30, 2022 and $5.9 million for the three months ended September 30, 2021 primarily due to higher stock compensation, incentives and professional services in 2022, related to the Company’s production growth profile.

Other income (expense), net. Other expense, net was $1.0 million for the three months ended September 30, 2022. For the three months ended September 30, 2021, other income, net was $0.8 million.

Interest expense, net. Interest expense, net was approximately $2.3 million during the three months ended September 30, 2022. Interest expense, net was approximately $0.9 million in the three months ended September 30,

2021. Interest expense, net was higher compared to 2021 primarily due to debt incurred in the acquisition of Ramaco Coal in the second quarter of 2022.

Income tax expense. The effective tax rate for the three months ended September 30, 2022 and 2021 was 20% and 21%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between GAAP and federal income tax purposes.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue. Coal sales information is summarized as follows:

	Nine months ended September 30,
(In thousands)	2022	2021	Increase (Decrease)
Company Produced
Coal sales revenue	$424,058	$190,211	$233,847
Tons sold	1,753	1,707	46
Purchased from Third Parties
Coal sales revenue	$6,403	$5,678	$725
Tons sold	22	44	(22)

Coal sales revenue in the nine months ended September 30, 2022 was $430.5 million, 120% higher than in the same period in 2021 principally due to revenue per ton sold (FOB mine) increasing 121% from $98/ton in the nine months ended September 30, 2021 to $217/ton in the same period in 2022. We sold 1.8 million tons of coal in the nine-month period ended September 30, 2022, which was in line with the same period in 2021.

Cost of sales. Our cost of sales totaled $237.5 million for the nine months ended September 30, 2022 as compared with $143.8 million for the same period in 2021 due to higher tons sold, higher sales-related costs directly associated with higher revenue per ton sold in 2022 and inflationary pressures on overall costs. The cash cost per ton sold (FOB mine) for the first nine months of 2022 was $106, compared with $68 in the same period in 2021.

Asset retirement obligation accretion. Asset retirement obligation accretion was $1.5 million for the nine months ended September 30, 2022 and $0.5 million for the nine months ended September 30, 2021. The higher level of accretion in 2022 was driven primarily by asset retirement obligations assumed as part of the acquisition of Amonate assets in December 2021.

Depreciation and amortization. Depreciation and amortization expense was $29.9 million and $18.9 million for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively, principally due to higher production volumes in the first nine months of 2022 and depreciation on capital equipment placed in service.

Selling, general and administrative. Selling, general and administrative expenses were $29.3 million for the nine months ended September 30, 2022 and $15.8 million for the nine months ended September 30, 2021 primarily due to higher stock compensation, incentives and professional services in 2022, related to the Company’s production growth profile.

Other income (expense), net. Other income, net was $1.8 million for the nine months ended September 30, 2022 due to a gain of $2.1 million on the sale of mineral rights. For the nine months ended September 30, 2021, other income, net was $7.2 million principally due to the recognition of $5.4 million for the CARES Act Employee Retention Tax Credit.

Interest expense, net. Interest expense, net was approximately $5.3 million in the nine-month period ended September 30, 2022 and $1.4 million for the same period in 2021. Interest expense, net was higher from the prior period primarily due to the issuance of the Senior Notes in July 2021 as well as debt incurred in the acquisition of Ramaco Coal in the second quarter of 2022.

Income tax expense. The effective tax rate for the nine months ended September 30, 2022 and 2021, excluding discrete items, was 21.9% and 13% respectively. During the nine months ended September 30, 2021, we recognized a tax benefit of $1.6 million for legislative changes in West Virginia and Virginia. We also reported discrete items related to stock-based compensation in the 2022 and 2021 periods. The primary difference from the federal statutory rate of 21% is related to state taxes, permanent differences for non-deductible expenses and the difference in depletion expense between U.S. GAAP and federal income tax purposes.

Liquidity and Capital Resources

At September 30, 2022, we had $46.6 million of cash and cash equivalents and $22.6 million available under our existing credit agreements for future borrowings.

Significant sources and uses of cash during the first nine months of 2022

Sources of cash:

●	Cash flows from operating activities were $158.8 million. This included the negative impact of an increase in inventories of $24.2 million, primarily due to rail-related constraints, offset by an increase in accrued expenses of $26.1 million, principally due to accrued purchases, income taxes and payroll and related items.
●	We borrowed approximately $17.0 million for management of our normal operating cash position.

Uses of cash:

●	Capital expenditures were $91.4 million, which were primarily for growth projects at the Berwind and Elk Creek mining complexes, excluding the acquisition of the Ramaco Coal and Maben Coal assets.
●	We made repayments of $21.1 million primarily for the Ramaco Coal acquisition note, equipment financing, and management of our normal operating cash position.
●	We paid dividends of $15.0 million.
●	We paid $11.7 million for the acquisition of Ramaco Coal, including transaction costs. Refer to Note 12 of Part I, Item 1 for additional information.
●	We paid $10.7 million for the acquisition of Maben Coal, including transaction costs. Refer to Note 12 of Part I, Item 1 for additional information.

At September 30, 2022, we also had $1.3 million of restricted cash, classified in other current assets in the condensed consolidated balance sheet, for potential future workers’ compensation claims.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, ongoing operating expenses and deferred cash payments in connection with the Ramaco Coal and Maben Coal acquisitions. We expect to fund our capital and liquidity requirements with cash on hand, anticipated cash flows from operations and borrowings discussed in more detail below. We believe that current cash on hand, cash flow from operations and available liquidity under our existing credit agreements will be sufficient to meet our capital expenditure and operating plans.

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

Indebtedness

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s indebtedness. During October 2022, the Company repaid its $17.0 million borrowing under the Revolving Credit Facility. No other material changes occurred to the Company’s indebtedness after September 30, 2022.

Critical Accounting Estimates

A discussion of our critical accounting policies is included in the Annual Report. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

At September 30, 2022, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense, stock-based compensation, depreciation and amortization expenses, income taxes, certain non-operating expenses (charitable contributions), and accretion of asset retirement obligations. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net income	$26,905	$7,035	$101,656	$21,120
Depreciation and amortization	11,435	6,751	29,898	18,861
Interest expense, net	2,255	933	5,323	1,418
Income tax expense (benefit)	6,596	1,588	27,068	1,650
EBITDA	47,191	16,307	163,945	43,049
Stock-based compensation	2,019	1,342	6,192	3,919
Other non-operating expenses	1,000	—	1,000	—
Accretion of asset retirement obligation	495	156	1,485	461
Adjusted EBITDA	$50,705	$17,805	$172,622	$47,429

Non-GAAP revenue per ton - Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenue less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with GAAP and therefore should not be considered as an alternative to revenue under GAAP.

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$135,416	$1,509	$136,925	$75,207	$1,170	$76,377
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(14,158)	—	(14,158)	(8,549)	(209)	(8,758)
Non-GAAP revenue (FOB mine)	$121,258	$1,509	$122,767	$66,658	$961	$67,619
Tons sold	602	7	608	637	7	644
Revenue per ton sold (FOB mine)	$202	$231	$202	$105	$138	$105

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$424,058	$6,403	$430,461	$190,211	$5,678	$195,889
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(44,749)	(239)	(44,988)	(23,624)	(1,180)	(24,804)
Non-GAAP revenue (FOB mine)	$379,309	$6,164	$385,473	$166,587	$4,498	$171,085
Tons sold	1,753	22	1,775	1,707	44	1,751
Revenue per ton sold (FOB mine)	$216	$279	$217	$98	$103	$98

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold is calculated as cash cost of sales less transportation costs and idle mine costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold is not a measure of financial performance in accordance with GAAP and therefore should not be considered as an alternative to cost of sales under GAAP.

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$78,818	$816	$79,634	$53,928	$880	$54,808
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(14,156)	—	(14,156)	(8,548)	(210)	(8,758)
Idle mine costs	(5,037)	—	(5,037)	—	—	—
Non-GAAP cash cost of sales	$59,625	$816	$60,441	$45,380	$670	$46,050
Tons sold	602	7	608	637	7	644
Cash cost per ton sold	$99	$125	$99	$71	$97	$72

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$232,536	$4,994	$237,530	$138,863	$4,905	$143,768
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(44,749)	(239)	(44,988)	(23,625)	(1,179)	(24,804)
Idle mine costs	(5,037)	—	(5,037)	—	—	—
Non-GAAP cash cost of sales	$182,750	$4,755	$187,505	$115,238	$3,726	$118,964
Tons sold	1,753	22	1,775	1,707	44	1,751
Cash cost per ton sold	$104	$215	$106	$67	$85	$68

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report and our Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 9, 2022.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1

Securities Purchase Agreement, dated as of August 8, 2022, between Ramaco Development, LLC and Appleton Coal LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38003) filed with the SEC on August 8, 2022)

+10.1

Loan Agreement, dated as of September 23, 2022, between Ramaco Development, LLC and Investec Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on September 26, 2022)

*+10.2

Second Amendment to Amended and Restated Credit and Security Agreement, dated September 23, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC and KeyBank National Association

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

+

Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMACO RESOURCES, INC.

November 9, 2022	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2022	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)