Form 10-K/A
period 2021-12-31
Ramaco Resources, Inc.
filed 2023-01-10
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Ramaco Resources, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) in order to amend and restate certain items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed April 1, 2022 (the “Original 10-K”), to provide amended disclosures pursuant to correspondence with the staff (the “Staff”) of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of the Original 10-K. The following items are hereby amended and restated in their entirety: Part I. Item 1, Part I. Item 2., Part II. Item 9A and Part IV. Item 15. This Amendment also includes Item 8, which has not been revised.

We are also including currently dated certifications by our principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we are including currently dated technical report summaries as Exhibits 96.1 and 96.2.

Other than as expressly set forth above and except with respect to certain conforming changes made to our exhibit index, this Amendment does not, and does not purport to, update or restate the information in the Original 10-K or reflect any events that have occurred after the Original 10-K. Moreover, the information in this Amendment does not update or otherwise affect the financial statements filed as part of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

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

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 39 million reserve tons and 769 million measured and indicated resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivities and industry leading lower cash costs.

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

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 39 million and 769 million measured and indicated tons of high-quality metallurgical coal reserves and resources, respectively, with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

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

The following map shows the location of our mining properties and offices, as of December 31, 2021:

At December 31, 2021, we had three mining properties, as summarized in the table below:

					Produced	Produced	Produced
		Controlled			(000)	(000)	(000)			Processing Facilities -
Property	Location	Acres	(years)	Stage	2019	2020	2021	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming and Mingo Counties, WV	20,200	20+	Production	1,669	1,548	1,981	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind Complex	McDowell County, WV, Buchanan, Russell and Tazewell Counties, VA	103,400	20+	Production	188	147	226	Underground, Highwall, Surface	Low, Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	1,567	10	Development	0	0	0	Underground	High Volatile C	Truck, Barge
Total		125,167			1,857	1,695	2,207

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

Active Mines:

●Berwind No. 1 Pocahontas 4 Deep Mine
●triad Pocahontas 4 Deep Mine
●Big Creek Surface and Highwall Mine

Planned and Permitted Mines:

●Big Creek Jawbone 1 Deep Mine, scheduled for mid-2022 startup
●Laurel Fork Deep Mine, scheduled for mid-2022 startup

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

Summary of Mineral Resources and Reserves

Summaries of our mineral resources and reserves at December 31, 2021, are set forth in Tables 1 and 2.

Table 1. Summary Mineral Resources at end of Fiscal Year ended December 31, 2021

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area
Berwind/Knox Creek Complex
Berwind Property	197,215	21.80	92.20	40,825	21.80	92.20	238,040	21.80	92.20	4,495	21.80	92.20
Big Creek Property	30,150	13.60	90.50	—	—	—	30,150	13.60	90.50	—	—	—
Knox Creek Property	259,035	11.30	87.70	6,765	11.30	87.70	265,800	11.30	87.70	—	—	—

Elk Creek
Ram Surface	95,250	15.74	88.65	14,055	15.74	88.65	109,305	15.74	88.65	—	15.74	88.65
Crucible Deep	2,285	8.74	84.04	730	8.74	84.04	3,015	8.74	84.04	—	8.74	84.04
Stonecoal No. 2 Alma Deep Mine	24,005	15.25	87.44	5,135	15.25	87.44	29,140	15.25	87.44	—	15.25	87.44
Michael Powellton Mine	2,460	32.24	97.85	—	32.24	97.85	2,460	32.24	97.85	—	32.24	97.85
Rockhouse Eagle Deep Mine	4,065	19.62	89.07	35	19.62	89.07	4,100	19.62	89.07	—	19.62	89.07
Moorfork Mine	2,390	15.49	82.24	360	15.49	82.24	2,750	15.49	82.24	—	15.49	82.24
Bens Creek Deep Mine	15,510	25.83	93.81	24,425	25.83	93.81	39,935	25.83	93.81	—	25.83	93.81
Lower War Eagle	4,965	21.76	90.64	2,870	21.76	90.64	7,835	21.76	90.64	70	21.76	90.64
Glenalum Tunnel #1 Deep Mine	9,295	4.80	81.13	10,855	4.80	81.13	20,150	4.80	81.13	815	4.80	81.13
Gilbert Deep Mine	2,085	23.56	92.66	2,565	23.56	92.66	4,650	23.56	92.66	85	23.56	92.66

Ram
Ram Mine	3,724	6.00	81.12	7,716	6.00	81.12	11,440	6.00	81.12	—	—	—

Grand Total	652,434			116,336			768,770			5,465

Notes:

●	Mineral Resources reported above are not Mineral Reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves.
●	Resource probable economic mineability is based on underground minable resources with 2.0 feet minimum seam thickness, surface and highwall mines with 1.0 feet minimum seam thickness, area mining with a cutoff stripping ratio of 20:1, and primarily metallurgical low and mid-volatile coal at the Berwind/Knox Creek Complex realizing a sales price of $142 per ton at a cash cost of $77 per clean ton (FOB Mine) and primarily a metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine).
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary Mineral Reserves at end of Fiscal Year ended December 31, 2021

	Proven Mineral Reserves			Probable Mineral Reserves			Proven + Probable Mineral Reserves
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area
Berwind /Knox Creek Complex
Berwind Property
Pocahontas No. 1 Deep Mine	9,295	23.39	92.58	25	23.39	92.58	9,320	23.39	92.58
Triad Pocahontas 4 Deep Mine	90	23.02	92.35	—	—	—	90	23.02	93.25
Knox Creek Property
Big Creek Surface and Highwall Mine	450	18.36	89.73	—	—	89.73	450	18.36	89.73
Jawbone	670	10.91	93.39	—	—	—	670	10.91	93.39

Elk Creek Complex
Ram Surface and Highwall Mine	1,965	15.10	87.10	35	15.10	87.10	2,000	15.10	87.10
Ram Surface 3 and Highwall Mine	2,760	15.80	87.80	440	15.80	87.80	3,200	15.80	87.80
Crucible Deep	4,305	10.40	84.10	645	10.40	84.10	4,950	10.40	84.10
Stonecoal No. 2 Alma Deep Mine	5,010	23.80	84.60	290	23.80	84.60	5,300	23.80	84.60
Michael Powellton Mine	60	42.80	104.60	—	—	—	60	42.80	104.60
Rockhouse Eagle Deep Mine	2,045	16.30	87.80	495	16.30	87.80	2,540	16.30	87.80
No. 2 Gas Deep Mine	2,085	27.90	94.40	455	27.90	94.40	2,540	27.90	94.40
Eight-Kay	1,390	12.30	85.70	240	12.30	85.70	1,630	12.30	85.70
Bens Creek Deep Mine	1,670	28.60	95.80	170	28.60	95.80	1,840	28.60	95.80
Glenalum Tunnel #1 Deep Mine	2,380	5.90	81.80	2,190	5.90	81.80	4,570	5.90	81.80

Grand Total	34,175			4,985			39,160

Notes:

●	Clean recoverable reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency.
●	Mineral Reserves estimated for the Berwind/Knox Creek Complex are based primarily on metallurgical low and mid-volatile coal at the Berwind/Knox Creek Complex realizing a sales price of $142 per ton at a cash cost of $77 per clean ton (FOB Mine) and primarily a metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine).
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
●	Mineral Reserves are reported exclusive of Mineral Resources.

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

	Year ended December 31,
	2021		2020
	Measured +	Proven + Probable	Proven + Probable
	Indicated In-Place	Clean Recoverable	Clean Recoverable
(in millions)	Resources	Reserves	Reserves
Area
Berwind/Knox Creek Complex	534	10	144
Elk Creek Complex	223	29	113
Total	757	39	257

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

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ramaco Resources, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Information Technology General Controls and Control Environment

Description of Critical Audit Matter

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified a material weakness in their internal control over financial reporting related to ineffective information technology general controls (ITGC’s) in the areas of user access and certain automated and manual business process controls that are dependent on the affected ITGCs (control environment). Based on the ineffective ITGC’s, we identified the performance of the necessary incremental audit procedures over the financial information reliant on the impacted ITGC’s as a critical audit matter.

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

We obtained an understanding of management’s internal controls and evaluated the design of these controls over the Company’s accounting for ARO, including controls over management’s review of the significant assumptions described above. In addition, we evaluated the methodology used by the Company’s specialist and testing the significant assumptions and the underlying data, compared assumptions including the credit-adjusted risk-free rate, and inflation rate to current market data, evaluated significant changes from the prior estimate, verified consistency between timing of reclamation activities and projected mine life, considered the appropriateness of the estimated costs based on mine type, compared anticipated costs to recent operating data, and recalculated management’s estimate. Additionally, we involved our specialists to assist in our assessment of the Company’s ARO liability. As part of this effort, our specialists interviewed members of the Company’s specialist, assessed the completeness of the mine reclamation estimates with respect to meeting mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

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

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Year ended December 31,
In thousands, except per-share amounts	2021	2020	2019
Revenue	$283,394	$168,915	$230,213

Costs and expenses
Cost of sales (exclusive of items shown separately below)	195,412	145,503	162,470
Asset retirement obligations accretion	615	570	511
Depreciation and amortization	26,205	20,912	19,521
Selling, general and administrative	21,629	21,023	18,179
Total costs and expenses	243,861	188,008	200,681

Operating income (loss)	39,533	(19,093)	29,532

Other income	7,429	11,926	1,758
Interest expense, net	(2,556)	(1,224)	(1,193)
Income (loss) before tax	44,406	(8,391)	30,097
Income tax expense (benefit)	4,647	(3,484)	5,163
Net income (loss)	$39,759	$(4,907)	$24,934

Earnings (loss) per common share
Basic	$0.90	$(0.12)	$0.61
Diluted	$0.90	$(0.12)	$0.61

Basic weighted average shares outstanding	43,964	42,460	40,838
Diluted weighted average shares outstanding	44,257	42,460	40,838

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders’
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2019	$401	$150,926	$(10,218)	$141,109
Restricted stock surrendered for withholding taxes payable	—	(20)	—	(20)
Stock-based compensation	9	4,051	—	4,060
Net income	—	—	24,934	24,934
Balance at December 31, 2019	410	154,957	14,716	170,083
Restricted stock surrendered for withholding taxes payable	(1)	(220)	—	(221)
Stock-based compensation	18	4,122	—	4,140
Net loss	—	—	(4,907)	(4,907)
Balance at December 31, 2020	427	158,859	9,809	169,095
Restricted stock surrendered for withholding taxes payable	(1)	(538)	—	(539)
Stock-based compensation	15	5,245	—	5,260
Dividends accrued ($0.0567 per common share)	—	—	(2,501)	(2,501)
Net income	—	—	39,759	39,759
Balance at December 31, 2021	$441	$163,566	$47,067	$211,074

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$39,759	$(4,907)	$24,934
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of asset retirement obligations	615	570	511
Depreciation and amortization	26,205	20,912	19,521
Amortization of debt issuance costs	214	58	58
Stock-based compensation	5,260	4,140	4,060
Other income - employee retention tax credit	(5,407)	—	—
Other income - PPP Loan	—	(8,444)	—
Deferred income taxes	4,644	(3,503)	5,156
Changes in operating assets and liabilities:
Accounts receivable	(24,154)	(1,043)	(8,527)
Prepaid expenses and other current assets	5,519	986	723
Inventories	(3,844)	3,314	(1,076)
Other assets and liabilities	1,124	(1,270)	689
Accounts payable	(1,820)	2,753	(7,313)
Accrued expenses	5,225	(254)	3,646
Net cash from operating activities	53,340	13,312	42,382

Cash flow from investing activities:
Purchases of property, plant and equipment	(29,466)	(24,753)	(45,722)
Acquisition of Amonate assets	(30,147)	—	—
Net cash from investing activities	(59,613)	(24,753)	(45,722)

Cash flows from financing activities:
Proceeds from PPP Loan	—	8,444	—
Proceeds from borrowings	54,368	50,043	73,750
Payments of debt issuance cost	(2,356)	—	—
Repayment of borrowings	(26,300)	(45,598)	(70,335)
Repayments of financed insurance payable	(862)	(1,382)	(570)
Repayments of financing leased equipment	(1,942)	—	—
Restricted stock surrendered for withholding taxes payable	(539)	(221)	(20)
Net cash from financing activities	22,369	11,286	2,825

Net change in cash and cash equivalents and restricted cash	16,096	(155)	(515)
Cash and cash equivalents and restricted cash, beginning of period	6,710	6,865	7,380
Cash and cash equivalents and restricted cash, end of period	$22,806	$6,710	$6,865

Supplemental cash flow information:
Cash paid for interest	$1,601	$1,095	$999
Cash paid for taxes	9	19	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	10,002	—	—
Dividend accrued not paid	2,501	—	—
Capital expenditures included in accounts payable and accrued expenses	6,652	1,228	2,902
Financed insurance	280	1,588	939
Additional asset retirement obligations incurred	6,840	86	516

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

The estimated fair value of cash, accounts receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these instruments. The fair value of the Company’s other debt approximates its fair value because the debt has terms that are at prevailing market terms currently available to the Company. We use an observable market data approach to determine the fair value of our Senior Notes, a Level 1 fair-value measurement.

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

NOTE 15—SUBSEQUENT EVENTS

On February 18, 2022, the Company announced that its Board of Directors (“Board”) approved a 100% increase in its initial regular quarterly dividend to $5.0 million from the formerly approved $2.5 million quarterly dividend that was announced in December 2021. This will involve a commensurate increase in its annual base dividend to $20 million from $10 million. Specifically, the first quarter dividend will be paid on March 15, 2022, to shareholders of record on March 1, 2022 in the amount of approximately $0.11 per share, which annualizes to approximately $0.45 per share.

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

On February 28, 2022 the Company issued the following statement related to the death of Steven H. Hively of Philippi, West Virginia at the Berwind Mine Complex operated by Ramaco Resources, LLC, a subsidiary of the Company. “We were saddened to learn early this morning that a contract employee working underground at our Berwind Mine Complex in McDowell County, West Virginia passed away. We extend our heartfelt thoughts, prayers, and condolences to Mr. Hively’s family, friends and co-workers. Mr. Hively was an experienced miner employed by GMS Mine Repair & Maintenance, Inc. a longtime independent contractor for the Company. The accident was reported immediately to state and federal safety authorities who, along with the company and contractor, are now investigating. The Company is committed to find the cause of this accident.”

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

As a result of this assessment, management identified a material weakness in internal control over financial reporting related to information technology general controls (ITGCs) in the areas of user access and certain automated and manual business process controls that are dependent on the affected ITGCs. Management has concluded that this deficiency constitutes a material weakness. As a result of the material weakness discussed above, management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021. Notwithstanding this material weakness, the Company’s management has concluded that the consolidated financial statements, included in the Annual Report, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting standards.

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

Attestation Report of the Registered Public Accounting Firm

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

Exhibit Number	Description
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

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

Exhibit Number	Description

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

Exhibit Number	Description

†10.54	Indemnification Agreement (Aurelia Skipwith Giacometto) (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

†10.55	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

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

Exhibit Number	Description

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

21.1	Subsidiaries of Ramaco Resources, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

*23.1	Consent of Briggs & Veselka Co.

*23.2	Consent of Weir International, Inc.

23.3	Consent of True Line, Inc. (incorporated by reference to Exhibit 23.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

*23.4	Consent of Crowe LLP

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosure (incorporated by reference to Exhibit 95.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

*96.1	Mineral resource and reserve estimates at the Berwind/Knox Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021

*96.2	Mineral resource and reserve estimates at the Elk Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021

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

January 10, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 10, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

January 10, 2023	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

January 10, 2023	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

January 10, 2023	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

January 10, 2023	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

January 10, 2023	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

January 10, 2023	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

January 10, 2023	By:	/s/ Peter Leidel
Peter Leidel
Director

January 10, 2023	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

January 10, 2023	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

January 10, 2023	By:	/s/ E. Forrest Jones, Jr.
E. Forrest Jones, Jr.
Director