Form 10-K
period 2022-12-31
Ramaco Resources, Inc.
filed 2023-03-14
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West Main Street, Suite 1900 Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip Code)

(859) 244-7455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered on which registered
Common Stock, $0.01 par value	METC	NASDAQ Global Select Market
9.00% Senior Notes due 2026	METCL	NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued is audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $318.8 million.

As of February 28, 2023, the registrant had 44,451,850 shares of common stock outstanding.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2023 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2022.

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

Forward-looking statements may include statements about:

●	risks related to the impact of the novel coronavirus (“COVID-19”) global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries generally, including any near-term or long-term downturn in these industries as a result of the COVID-19 global pandemic and related actions;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of the Ramaco Coal, LLC (“Ramaco Coal”) and Maben Coal, LLC (“Maben Coal”) acquisitions;

●	risks related to Russia’s invasion of Ukraine and the international community’s response;
●	risks related to weakened global economic conditions and inflation; and
●	other risks identified in this Annual Report that are not historical.

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

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our common stock is listed on the NASDAQ Global Select Market under the symbol “METC”. Our 9.00% Senior Notes due 2026 (the “Senior Notes”) are listed on the NASDAQ Global Select Market under the symbol “METCL”. Our principal corporate offices are located in Lexington, Kentucky. As used herein, “Ramaco Resources,” “the Company,” “we,” “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We are a pure play metallurgical coal company with 62 million reserve tons and 1,156 million measured and indicated resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivities and industry leading lower cash costs.

Our development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek and RAM Mine. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. In addition, the Company completed acquisitions of Ramaco Coal and Maben Coal in the second and third quarter of 2022, respectively. With the Ramaco Coal acquisition, we control mineral deposits near Sheridan, Wyoming along with facilities that house research and development activities. With the Maben Coal acquisition, we have obtained control of additional coal deposits in Wyoming County and Raleigh County, West Virginia.

Our operations include six active mines at our Elk Creek mining complex (the “Elk Creek Complex”). Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains approximately 16 seams that we have targeted for production. The Company commenced expansion of the Elk Creek preparation plant during 2022 to increase production in future periods.

Development of our Berwind mining complex (the “Berwind Complex”) began in late-2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the COVID-19 outbreak. In early-2021, as pricing and demand improved, Berwind development was restarted. We successfully reached the thicker Pocahontas No. 4 seam in late 2021. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the December 2021 acquisition of “Amonate Assets” from subsidiaries of Coronado Global Resources Inc. (“Coronado”) as described under “Our Projects – Berwind” below. The Amonate Assets include a processing plant located in our Berwind Complex, saving us transportation costs to our Knox Creek plant 26 miles away. The Berwind Complex experienced an ignition event during 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023.

Our Knox Creek facility includes a preparation plant and 74,400 acres of controlled mineral rights that we expect to develop in the future. The Knox Creek preparation plant processes coal from our Berwind Complex (until the newly acquired plant at the Berwind Complex is fully up and running) as well as coal mined from the rights acquired in the Maben Coal transaction, discussed below, and coal purchased from third parties.

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,567 acres of controlled mineral rights, and is scheduled for initial production after a mining permit is issued and market conditions warrant development.

The Ramaco Coal acquisition in 2022 provides the Company with 16,000 acres of controlled mineral rights that we expect to develop in the future, including possible rare earth elements, as well as a research and pilot facility related to the production of advanced carbon products and materials from coal.

The Maben Coal acquisition in 2022 provides the Company with 28,000 leased acres of controlled mineral rights, which includes coal deposits that may be mined currently by surface and high wall mining methods as well as developed in the future through deep mining.

As of December 31, 2022, our estimated aggregate annual production capacity is approximately 2.7 million clean tons of coal. We plan to complete development of our existing properties and increase annual production over the next few years to approximately 6.5 million clean tons of metallurgical coal annually, subject to market conditions, permitting, and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 62 million and 1,156 million measured and indicated tons of high-quality metallurgical coal reserves and resources, respectively, with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

We plan to complete development of our existing properties and increase annual production over the next few years to approximately 6.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Advancing our Initiatives in Rare Earth Elements and Advanced Carbon Products. We are also focused on critical mineral rare earth development as well as the potential commercialization of coal-to-carbon-based products and materials. These initiatives provide additional growth opportunities and upside potential in future periods.

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, southwestern Pennsylvania, and northeastern Wyoming. The following map shows the location of our mining complexes and projects, excluding our property located in Wyoming:

Pittsburgh
Ram Mining Properties
Logan
Elk Creek Reserve
Raleigh
Wyoming
Maben
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

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through lease agreements with McDonald Land Company. We estimate that the Elk Creek Complex contains reserves capable of yielding approximately 30 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 215 million. We expect many of the coal resources will be converted to reserves when further drilling and exploration is completed on the property. We estimate that the mine life for the Elk Creek Complex is over 20 years.

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

The combined refuse capacity at the active disposal areas is expected to provide approximately 11 years of disposal life for our operations with additional refuse areas being permitted. We completed construction of a full complement of plate presses during 2020 to allow for dewatering material which then was being pumped as slurry to our impoundment. This equipment allows us to process all waste material for placement in areas designed for combined refuse disposal and maximize the life for disposal of fine waste rock in the pool of the impoundment.

A large portion of our controlled reserves are permitted through existing, issued permits. We currently have three planned and permitted mines within the Elk Creek Complex and one permitted inactive mine. We are actively pursuing multiple new permits.

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

During 2022, we began work on a throughput upgrade at our Elk Creek Preparation plant. We expect this upgrade will raise the nameplate processing capacity to 1,150 raw tons per hour and our annual processing capacity from this complex to approximately three million tons per year. We expect that this upgrade will be completed in the second quarter of 2023. In order to meet this increased capacity, we also began development work on additional low-cost, high- volatile underground and surface mines at Elk Creek. These mines began production during the second quarter of 2022 and are expected to reach full levels of productivity during 2023.

Berwind Mining Complex

Our Berwind Complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low-volatile coals. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the Amonate acquisition. We estimate that the mine life for the Berwind Complex is over 20 years. We view Berwind as the second flagship complex for Ramaco.

Development of our Berwind Complex began in late-2017 in the thinner Pocahontas No. 3 seam and has since sloped up to current mining in the thicker Pocahontas No. 4 seam. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the economic effects of COVID-19. In early 2021, as pricing and demand improved, Berwind development resumed, and we successfully reached the Pocahontas No. 4 seam in late 2021. The Berwind Complex experienced an ignition event during the third quarter of 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023.

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

In December 2021, we acquired the Amonate Assets from Coronado, pursuant to an asset purchase agreement. The acquisition included a mine complex located in McDowell County, West Virginia and Tazewell County, Virginia adjacent and contiguous to the Company’s existing Berwind Complex. The assets primarily consist of high quality, low and mid-volatile metallurgical coal reserves and resources, much of which will be mined from the Company’s Berwind Complex. Also purchased were several additional permitted mines and an idled 1.3 million ton per annum capacity coal preparation plant with a rail loading facility.

We began mine development on the Amonate Assets shortly after the acquisition. Production began in the first quarter of 2022. The preparation plant and rail loading facility were refurbished during 2022 and began operation in the fourth quarter of 2022. Rail service is provided by Norfolk Southern.

Knox Creek Mining Complex

The Knox Creek Complex consists of approximately 74,400 acres of controlled mineral, a 750 tons per hour preparation plant and a coal-loading facility along with a refuse impoundment. Rail service is provided by Norfolk Southern.

The Tiller Mine slope face-up and shafts were idled before our acquisition of the property. We have spent limited amounts of capital to review the feasibility of a high-vol A metallurgical deep mine in the Jawbone seam of coal. This seam is located slightly above the Tiller Seam and would be accessed via a short slope from within the existing Tiller seam mine. Jawbone coal could flow through the same portal and slope as the idle Tiller mine. Production is expected to resume once warranted by market conditions. We estimate that the mine life for the Knox Creek Complex is approximately 15 years.

From time to time, we process coal purchased from other independent producers at the Knox Creek preparation plant and load-out facilities. We may also process and load coal from our Berwind Complex at this facility until such time that the Berwind plant is fully up and running.

In the fourth quarter of 2019, we acquired multiple permits from various affiliates of Omega Highwall Mining, LLC. These permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure, and provide immediate access to two separate mining areas in Southwestern Virginia. One is a deep mine permit in the Jawbone Seam, a geologically advantaged metallurgical coal reserve and resource. The second is a metallurgical surface mine in the Tiller seam that is mined via surface and highwall mining methods.

In August 2021, we began production at this new surface mine known as the Big Creek mine. We added a highwall miner in the fourth quarter of 2021.

RAM Mine

Our RAM Mine property is located in southwestern Pennsylvania, consists of approximately 1,567 acres of controlled mineral. Production of high-vol coal from the Pittsburgh seam is planned from a single continuous-miner room-and-pillar underground operation. The Pittsburgh seam, in close proximity to Pittsburgh area coke plants, has historically been a key feedstock for these coke plants. Operation of our RAM Mine coal reserve may require access to a newly constructed preparation plant and loading facility, third party processing, or direct shipment of raw coal product. Upon commencement of mining, we anticipate that the mine will produce at an annualized rate of between 300 and 500 thousand tons with an estimated 10-year mining life.

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

Maben

The Maben property is located in southern West Virginia and consists of approximately 28,000 acres of controlled mineral rights acquired from the purchase of Maben Coal in the third quarter of 2022. As part of the transaction, we assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorize mining by both surface and highwall mining methods as well as by underground methods. The property also has issued permits covering an existing haul road as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed as of the closing date.

The Maben property contains various areas of high-quality low-vol metallurgical coal in the Sewell, Pocahontas 3, Pocahontas 4, and Pocahontas 6 seams of coal. The Company expects that coal contained in the Sewell seam will be mined by surface and high-wall mining methods. Initial production is expected to begin in the second quarter of 2023, reaching an annualized production rate of approximately 250,000 tons of low-volatile coal. The Company will consider deep mine development of coal contained in Pocahontas 3 and 4 seams at a future point. While the Company intends to utilize the Knox Creek preparation plant in the near term, such development would likely require construction of a new preparation plant and loadout as mentioned above.

Brook Mine

The property is located in northeastern Wyoming, near Sheridan, and consists of approximately 16,000 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal in the second quarter of 2022. The property includes a thermal coal deposit and permit as well as occurrences of rare earth elements. The mine is currently undergoing mineral analysis and core drilling assessment to assess the potential concentrations of rare earth elements. This property is being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal. The Company refers to this potentially new business line as “CORE” (Carbon Ore-Rare Earth), signifying its focus on carbon ore and rare earth elements.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market the bulk of our production to North American integrated steel mills and coke plants, as well as international customers primarily in Europe, South America, Asia and Africa. Additionally, we market limited amounts of our production to various premium-priced specialty markets, such as foundry cokemakers, manufacturers of activated carbon products, and specialty metals producers.

Coal quality and volumes are stipulated in coal sales agreements and, in many cases, the annual pricing and volumes are fixed. Our contracts with customers typically require us to deliver coal with minimum specifications or qualities. Variances from these specifications or qualities are settled by means of price adjustments.

Generally, the Company’s domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either fixed or derived against index-based pricing mechanisms.

We sold 2.5 million tons of coal during 2022. Of this, 58% was sold to North American markets and 42% was sold into export markets, excluding Canada. Principally, our export market sales were made to Europe. During 2022, sales to two customers accounted for approximately 38% of total revenue. No other customer accounted for 10% or more of our total revenue during 2022. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our traditional products and services or subsidiaries, and we do not believe that any trademark or trade name is material to our traditional business. The names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market. Trademarks related to CORE, the Company’s potentially new business line, could become material depending on future developments.

In connection with CORE, the Company holds 53 intellectual property patents and pending patents related to the conversion of low-cost carbon ore into higher value carbon products as well as exclusive licensing agreements, all of which have a remaining duration of 15-20 years.

Competition

Our principal domestic competitors include Alpha Metallurgical Resources, Inc., Blackhawk Mining, LLC, Coronado Global Resources Inc., Arch Resources, Inc., Peabody Energy Corporation and Warrior Met Coal, Inc. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, and Colombia. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

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

Abandoned Mine Lands Fund. The SMCRA also imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund (the “AML Fund”), which is used to restore unreclaimed and abandoned mine lands mined before 1977. The adjusted fees proposed in the Interim Final Rule per ton for October 1, 2021 through September 30, 2034 are (i) 22.4 cents per ton for surface-mined anthracite, bituminous, and subbituminous coal if the value per ton is $2.24 per ton or more, (ii) 9.6 cents per ton for underground-mined anthracite, bituminous, and subbituminous coal if the value per ton is $0.96 per ton, and (iii) 6.4 cents per ton for surface- and underground-mined lignite coal if the value per ton is $3.20 per ton or more. . The Interim Final Rule took effect in August 2022. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience related to similar activities. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly impacts coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

●	Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (the “CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In May 2017, the EPA further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States in the CSAPR Update Rule. For states to meet these requirements, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. Moreover, in September 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) remanded the CSAPR Update Rule to the EPA on the grounds that it failed to timely require upwind states to control or eliminate their contribution to ozone and/or fine particulate matter in downwind states, as required under the CAA. In October 2020, the EPA proposed a Revised CSAPR Update Rule in response to the D.C. Circuit’s ruling, which was finalized in April 2021. The final rule resolves 21 states’ outstanding interstate pollution transport obligations and would require additional emissions reductions of nitrogen oxides from power plants in 12 states. Imposition of stricter deadlines for controlling downwind contribution could accelerate unit retirements or the need to implement emission control strategies. Any reduction in the amount of coal consumed by electric power generators as a result of these limitations could decrease demand for thermal coal.
●	Acid Rain. Title IV of the CAA requires reductions of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 megawatts of power. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. These reductions could impact our customers in the electric generation industry. These requirements are not supplanted by CSAPR.
●	NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for carbon monoxide, nitrogen dioxide, sulfur dioxide, particulate matter and ground-level ozone. The CAA further requires the EPA to periodically review and revise the NAAQS, resulting in the trend of more stringent standards over time. States with non-attainment areas must adopt a state implementation plan that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. New rules and standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

●	Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metal, fine particulates, and acid gases from coal- and oil-fired power plants through the Mercury and Air Toxics Standards (“MATS”) rule. Like CSAPR, MATS and other similar future regulations could

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

As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs. Collectively, these initiatives could result in higher electric costs to our customers or lower the demand for coal used in electric or steel generation, which could in turn adversely impact our business.

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

At the international level, in April 2016, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. In November 2021, the 26th Conference of the Parties to the United Nations Framework on Climate Change concluded with the finalization of the Glasgow Climate Pact, which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Forty-six countries signed onto a Global Coal to Clean Energy Transition Statement, committing to transition away from unabated coal power generation by about 2030 for “major economies” and a global transition by roughly 2040. Most recently, at the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. International commitments, reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The Inflation Reduction Act of 2022 also provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. Furthermore, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA, over time, has attempted to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, the EPA finalized the

Clean Power Plan (the “CPP”) to cut carbon emissions from existing power plants, which did not formally go into effect because the Supreme Court stayed its implementation in February 2016. In July 2019, the EPA adopted the Affordable Clean Energy Rule (the “ACE Rule”) that repealed and replaced the CPP. The ACE Rule required states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. The D.C. Circuit repealed the ACE Rule in January 2021. In February 2021, the EPA issued a memorandum stating the agency’s position that neither the Clean Power Plan nor the ACE Rule are in effect, and future regulation of carbon dioxide emissions from existing power generation facilities remains uncertain. The outcome of this litigation, any future rules or future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product. The Inflation Reduction Act of 2022 also provides significant funding for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change.

Additionally, on March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would require registrants to include certain climate-related disclosures in their registration statements and periodic reports, including, but not limited to, information about the registrant’s governance of climate-related risks and relevant risk management processes; climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition and their actual and likely climate-related impacts on the registrant’s business strategy, model, and outlook; climate-related targets, goals and transition plan (if any); certain climate-related financial statement metrics in a note to their audited financial statements; Scope 1 and Scope 2 GHG emissions; and Scope 3 GHG emissions and intensity, if material, or if the registrant has set a GHG emissions reduction target, goal or plan that includes Scope 3 GHG emissions. Although the proposed rule’s ultimate date of effectiveness and the final form and substance of these requirements is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

At the state level, several states, including Pennsylvania and Virginia, have already adopted measures requiring GHG emissions to be reduced within state or regional boundaries, including cap-and-trade programs and the imposition of renewable energy portfolio standards. Various states and regions have also adopted GHG initiatives and certain governmental bodies, have imposed, or are considering the imposition of, fees or taxes based on the emission of GHGs by certain facilities. A number of states have also enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties.

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

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. This definition never took effect as it was replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by the U.S. District Court for the District of Arizona in August 2021. The EPA is undergoing a rulemaking process to redefine the definition of WOTUS, which could be impacted by the U.S. Supreme Court’s upcoming decision in Sackett v. EPA, a case regarding the proper test in determining whether wetlands qualify as WOTUS. A final rule, known as “Rule 1” was announced by the EPA and the Corps in December 2022. The EPA and Corps are expected to propose a second rule, known as “Rule 2,” further refining Rule 1 by November 2023 and issue a final rule by July 2024. To the extent a new rule or further litigation expands the scope of the CWA’s jurisdiction, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct mining operations or to do so profitably.

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

The RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. For example, the EPA regulates coal ash as a solid waste under Subtitle D of the RCRA through its coal combustion residuals (“CCR”) rule. This rule establishes limits for the location of new sites and requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. As initially promulgated, the rule exempted closed coal ash impoundments located at inactive facilities and allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. In January 2022, the EPA announced several actions with respect to the CCR rule, including reiterating that surface impoundments cannot be closed with coal ash in contact with groundwater (in connection with the proposed denial of closure deadline extensions due to failure of a permittee to demonstrate compliance with coal combustion residuals rules – the EPA took final action to deny the request in November 2022) and establishing a federal permitting scheme for the disposal of coal ash and establishing regulations for legacy coal ash surface impoundments. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provided for the establishment of state and EPA permit programs for the control of coal combustion residuals and authorizes states to incorporate the EPA’s final rule for coal combustion residuals or develop other criteria that are at least as protective as the final rule. These requirements, as well as any future changes in the management of coal combustion residuals, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of coal combustion residuals, including coal ash, could lead to material liability for our customers under the RCRA or other federal or state laws and potentially further reduce the demand for coal.

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

Endangered Species and Bald and Golden Eagle Protection Acts. The ESA and similar state legislation protect species designated as threatened, endangered or other special status. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSMRE and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. Several species indigenous to the areas in which we operate area protected under the ESA. Other species in the vicinity of our operations may have their listing status reviewed in the future and could also become protected under the ESA. In addition, the USFWS has identified bald eagle habitats in some of the counties where we operate. The Bald and Golden Eagle Protection Act prohibits taking certain actions that would harm bald or golden eagles without obtaining a permit from the USFWS. Compliance with the requirements of the ESA and the Bald and Golden Eagle Protection Act could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take measures which may adversely impact our business or operations.

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

On July 16, 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective, and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of CEQ’s proposed rulemaking process was finalized on April 20, 2022, and generally restored provisions that were in effect prior to 2020. It is anticipated that Phase II of the proposed rulemaking will propose further revisions to ensure the NEPA process “provides for efficient and effective environmental reviews,” and meets environmental, environmental justice, and climate change objectives. These rules could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

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

Cybersecurity Risk Management

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, and perform other activities related to our business. Inherent in the use of these technologies is the risk of cyber intrusions, denial of service attacks, and other potential cyber misconduct. The Company has taken a balanced approach to help minimize cyber risk exposure, which includes the development of an incident response team, performing due diligence on third parties, and conducting response team exercises and system-wide cybersecurity testing.

Human Capital Resources

We believe our employees are a competitive advantage. We seek to foster a culture that supports diversity, equity and inclusion, and strive to provide a safe, healthy and rewarding work environment with opportunities for growth. We had 725 employees as of December 31, 2022, including our named executive officers, and nearly all of our employees are full-time employees. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

Safety Philosophy. We have a comprehensive health and safety program based on the core belief that all accidents and occupational illnesses are preventable. We believe that:

●	Business excellence is achieved through the pursuit of safer and more productive work practices.
●	Any task that cannot be performed safely should not be performed.
●	Working safely is a requirement of our employees.
●	Controlling the work environment is important, but human behavior within the work environment is paramount.
●	Safety starts with individual decision-making—all employees must assume a share of responsibility for acts within their control that pose a risk of injury to themselves or fellow workers.
●	All levels of the organization must be proactive in implementing safety processes that promote a safe and healthy work environment.
●	Consequently, we are committed to providing a safe work environment; providing our employees with proper training and equipment; and implementing safety and health rules, policies and programs that foster safety excellence.

Our safety program includes a focus on the following:

●	Hiring the Right Workers. Our hiring program includes significant pre-employment screening and reference checks.
●	Safety Incentives. We have a compensation system that encourages and rewards excellent safety performance.
●	Communication. We conduct regular safety meetings with the frequent involvement of senior management to reinforce the “tone at the top.”
●	Drug and Alcohol Testing. We require pre-employment drug screening as well as regular random drug testing that exceeds regulatory requirements.
●	Continuous Improvement Programs. We track key safety performance metrics, including accident rates, violation types and frequencies. We have specific targets in these areas, and we measure performance against these targets. Specific action plans are implemented for targeted improvement in areas where performance falls below our expectations.
●	Training. Our training program includes comprehensive new employee orientation and training, annual refresher training and task training components. These training modules are designed to reinforce our high safety expectations. Work rules and procedures are a key element of this training.
●	Accident Investigation. We have a structured accident investigation procedure that identifies root causes of accidents as well as actions necessary to prevent reoccurrence. We focus on near misses and close calls as a means of attempting to prevent more serious accidents from occurring.
●	Safety Audits. We conduct periodic safety audits that include workplace examinations, including observation of workers at work, as well as safety program reviews. Both internal and external resources are utilized to conduct these audits.
●	Employee Performance Improvement. A key element of our safety program is the recognition that safe work practices are a requirement of employment. We identify employee performance which is below expectations and develop specific action plans for improvement.
●	Employee Involvement. The key to excellent safety is employee involvement and engagement. We foster direct employee involvement in a number of ways including audit participation, accident investigations, as training resources and through solicitation of ideas in small group meetings and through anonymous workplace observation suggestion boxes.
●	Positive Reinforcement. Establishing safety as a core belief is paramount to our safety performance. As a result, we look for opportunities to celebrate accomplishments and to build pride in our operational safety and performance.

Jumpstart Our Business Startups Act ( the “JOBS Act”)

We ceased being an emerging growth company on December 31, 2022, which was the last day of the fiscal year following the fifth anniversary of our initial public offering. An auditor’s attestation on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) is included in this report.

Available Information

Our investor relations website is ir.ramacoresources.com and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Conduct and Ethics) and press releases. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at www.sec.gov.

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

Risks Related to Our Business

●	Our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.
●	We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.
●	Our customer base is highly dependent on the steel industry.
●	Deterioration in the global economic conditions, a worldwide financial downturn or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
●	Our operations may be disrupted, and its financial results may be adversely affected, by global outbreaks of contagious diseases, including COVID-19.
●	We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.
●	We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
●	A substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.
●	Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.
●	Increased competition or a loss of our competitive position could adversely affect sales of, or prices for, our coal, which could impair our profitability.

●	The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to prospective customers.
●	Any significant downtime of our major pieces of mining equipment, including any preparation plants, could impair our ability to supply coal to prospective customers and materially and adversely affect our results of operations.
●	Our ability to collect payments from customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.
●	If we are unable to obtain needed capital or financing on satisfactory terms, we may have to curtail our operations and delay our construction and growth plans, which may materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.
●	Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.
●	Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
●	Substantially all of our mining properties are leased from our affiliates and conflicts of interest may arise in the future as a result.
●	We may face restricted access to international markets in the future.
●	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
●	Technology development involves significant time and expense and can be uncertain.

Risks Related to Environmental, Health, Safety and Other Regulations

●	The current U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.
●	Current and future government laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.
●	Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could expose us to significant costs and liabilities.
●	We must obtain, maintain, and renew governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on our operations.
●	We and our significant stockholders are subject to the Applicant Violator System.
●	Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors in certain circumstances may have the ability to order our operations to be shut down based on safety considerations.
●	We have reclamation, mine closing, and related environmental obligations under the SMCRA. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

Risks Related to Our Company

●	Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions in any future debt instruments and by additional factors unrelated to our profitability.
●	Your percentage of ownership in us may be diluted in the future.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

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

See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 2—Summary of Significant Accounting Policies—Concentrations” for additional information.

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

Our operations may be disrupted, and its financial results may be adversely affected, by global outbreaks of contagious diseases, including COVID-19.

Global outbreaks of contagious diseases, including the December 2019 outbreak of a strain of coronavirus (“COVID-19”), have the potential to significantly and adversely impact our operations and business. On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic. Pandemics or disease outbreaks such as the COVID-19 outbreak may have a variety of adverse effects on our business, including by depressing commodity prices and the market value of our securities and limiting the ability of our management to meet with potential financing sources. Like other coal companies, our business has been adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. The pandemic has resulted in widespread adverse impacts on our employees, customers, suppliers and other parties with whom we have business relations. The spread of COVID-19 has had, and continues to have, a negative impact on the financial markets, which may impact our ability to obtain additional financing. A prolonged downturn in the financial markets could have an adverse effect on our business, results of operations and ability to raise capital.

We cannot predict the full impact that global outbreaks of contagious diseases, including COVID-19, will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the consequences of governmental and other measures designed to slow the spread of such diseases, the development of effective treatments, the duration of the outbreaks, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

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

The costs of establishing the infrastructure necessary to enable us to continue to ramp up our mining operations will be significant. We have constructed preparation and loading facilities at our Elk Creek Complex and have recently undertaken expansion projects to increase the rates of processing and preparation. Our Berwind Complex will remain under development until we reach our full targeted annual coal production in the Pocahontas No. 4 seam, including a return to full production capacity in our Berwind No. 1 mine that was impacted by the ignition event during 2022. Our preparation and loading facility at Berwind is in the start-up phase, and we expect full capacity at that location later in 2023. Some of the Berwind coal will continue to be washed at our active Knox Creek plant until our Berwind plant is fully up and running. At our RAM Mine, we may require access to either newly constructed preparation and loading facilities or arrangements with third parties to process and load our coal. Alternatively, we might mine the coal in a manner that allows us to ship the coal direct without washing. We will analyze whether to expend capital to construct preparation facilities or enter into third-party processing arrangements. Our failure to provide the necessary preparation, processing and loading facilities for our projects would have a material adverse effect on our operations.

The risks associated with the construction and operation of mines, processing plants and related infrastructure include:

●	the potential lack of availability or cost of skilled and unskilled labor, equipment and principal supplies needed for construction of facilities;
●	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
●	industrial accidents;
●	geologic mine failures, surface facility construction failures or mining, coal processing or transport equipment failures;
●	structural failure of an impoundment or refuse area;
●	natural phenomena such as inclement weather conditions, floods, droughts, rockslides and seismic activity;
●	unusual or unexpected geological and coal quality conditions;
●	potential opposition from non-governmental organizations, environmental groups or other activists, which may delay or prevent development activities; and
●	restrictions or regulations imposed by governmental or regulatory authorities.

The costs, timing and complexities of developing our projects may be greater than anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up.

Product alternatives or other technologies may reduce demand for our products.

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

Moreover, we may produce and market other coal products, such as thermal coal, which are also subject to alternative competition. Alternative technologies are continually being investigated and developed in order to reduce production costs or minimize environmental or social impact. In particular, alternatives with lower carbon footprints than our products are currently being researched and developed, as our customers are subject to increasing market and/or regulatory pressure to reduce their impacts on climate change. Further, the development and use of emerging technologies in the generation, transmission, storage and consumption of energy, including renewable energy, battery storage, and energy efficiency technologies, may increase the availability of alternative energy sources or lower demand for coal, resulting in lower prices and revenues. If competitive technologies emerge that use other materials in place of or otherwise eliminate the need for our products, demand and price for our products might fall.

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

Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S. and globally, including adverse factors such as inflation, rising interest rates, supply chain disruptions and the impacts of the war in Ukraine, significantly impact our business. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

Our operations are subject to economic conditions, including credit and capital market conditions, inflation, prevailing interest rates, and political factors, which if changed could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, changes to tax laws and regulations resulting in increased income tax liability, increased regulation, such as carbon emissions limitations or trading mechanisms, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

The ongoing war in Ukraine has had a broad range of adverse impacts on global economic conditions, some of which have had and are likely to continue to have adverse impacts on our business, including increased raw material and energy costs, softer customer demand and lower steel prices.

Additionally, we are also exposed to risks associated with the business success and creditworthiness of our suppliers and customers. If our customers or suppliers are negatively impacted by a slowdown in economic markets, we may face the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials, and increased risk of insolvency and other credit related issues of customers or suppliers, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling, or to be unable to fill, our needs at all or on a timely or cost-effective basis. The occurrence of any of these events may adversely affect our business, results of operations, financial condition and cash flows.

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

●	variations in thickness of seams of coal;
●	adverse geologic conditions, including amounts of rock and other natural materials intruding into the coal seam, that could affect the stability of the roof and the side walls of the mine;
●	environmental hazards;
●	mining and processing equipment failures, structural failures and unexpected maintenance problems;
●	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials, or other accidents;
●	unexpected mine accidents, including rock-falls and explosions caused by the ignition of metallurgical coal dust, natural gas or other explosive sources at our mine sites or fires caused by the spontaneous combustion of metallurgical coal or similar mining accidents;
●	inclement or hazardous weather conditions and natural disasters or other force majeure events;
●	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
●	delays in moving our mining equipment;
●	railroad delays or derailments;
●	security breaches or terroristic acts; and
●	other hazards or occurrences that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

●	personal injury or loss of life;
●	damage to and destruction of property, natural resources and equipment, including our coal properties and our coal production or transportation facilities;
●	pollution, contamination and other environmental damage to our properties or the properties of others;
●	potential legal liability and monetary losses;
●	regulatory investigations, actions and penalties;
●	suspension of our operations; and
●	repair and remediation costs.

Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured, and we may not be able to recover under our insurance policies, against the losses or liabilities that could arise from a significant accident in our future coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution, contamination and environmental risks generally are not fully insurable. Moreover, a significant mine accident or regulatory infraction could potentially cause a mine shutdown. For example, on July 10, 2022, we discovered that a material methane ignition at our Berwind mining complex had occurred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Methane Ignition at Berwind Mine” for additional information. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

Our operations are located in a single geographic region, making us vulnerable to risks associated with operating in a single geographic area, including adverse impacts of weaker conditions associated with climate change.

Currently, all of our active operations are conducted in a single geographic region in the eastern United States in the Appalachian basin. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation, natural disasters, pandemics (such as COVID-19) or interruption of transportation or other events that impact the region in which we operate or its surrounding areas. If any of these factors were to impact the region in which we operate more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

In addition, weather conditions associated with climate change, such as increased frequency and severity of storms, droughts and floods and other severe weather events, may impact our operations, personnel, physical assets, supply chain, distribution chain, access to raw materials such as water and the cost or availability of insurance. If any such effects were to occur in areas where we or our customers operate, they could have an adverse effect on our business, financial condition and cash flows. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning.

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

In addition, if customers refuse to accept shipments of our coal that they have a contractual obligation to purchase, our revenues will decrease, and we may have to reduce production at our mines until prospective customers’ contractual obligations are honored. Our inability to collect payment from counterparties to our sales contracts may materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

We experienced rail-related constraints in 2022, which led to higher coal inventory levels at December 31, 2022.

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations and to make dividend payments.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to pay our obligations and to make dividend payments, depends entirely on our subsidiaries and their ability to distribute funds to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third-party, including a creditor, or by the law of their respective jurisdictions of formation which regulates the payment of dividends. If we are unable to obtain funds from our subsidiaries, we may not be able to declare or pay dividends.

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

Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

Mineral supply contracts generally do not require operators to satisfy their obligations to their customers with resources mined from specific locations. Several factors may influence a lessee’s decision to supply its customers with minerals mined from properties we do not own or lease, including the royalty rates under the lessee’s lease with us, mining conditions, mine operating costs, cost and availability of transportation, and customer specifications. In addition, lessees move on and off of our properties over the course of any given year in accordance with their mine plans. If a lessee satisfies its obligations to its customers with minerals from properties we do not own or lease, production on our properties will decrease, and we will receive lower royalty revenues.

A lessee may incorrectly report royalty revenues, which might not be identified by our lessee audit process or our mine inspection process or, if identified, might be identified in a subsequent period.

We depend on our lessees to correctly report production and royalty revenues on a monthly basis. Our regular lessee audits and mine inspections may not discover any irregularities in these reports or, if we do discover errors, we might not identify them in the reporting period in which they occurred. Any undiscovered reporting errors could result in a loss of royalty revenues and errors identified in subsequent periods could lead to accounting disputes as well as disputes with our lessees.

Because of the unique difficulties and uncertainties inherent in technology development, we face a risk of not being able to capitalize on our license or ownership of intellectual property.

Potential investors should be aware of the difficulties normally encountered by companies developing new technology and the high rate of failure of such enterprises. The likelihood of our successful ability to commercialize intellectual property we own or license must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of new technology with limited personnel and financial means. These potential problems include, but are not limited to, unanticipated technical problems that extend the time and cost of product development or unanticipated problems with the operation of the technology.

Technology development involves significant time and expense and can be uncertain.

The development of technology associated with our licensed or owned intellectual property will be costly, complex and time-consuming. Any investment into technology development and commercialization often involves a long wait until a return, if any, is achieved on such investment. We plan to make investments in research and development relating to our owned and licensed intellectual property and technology. Investments in new technology and processes are inherently speculative.

Successful technical development of technologies associated with intellectual property does not guarantee successful commercialization.

We may successfully complete the technical development of technologies associated with our owned or licensed intellectual property, but we may still fail to commercialize that technology at scale or at a cost attractive to the target industries. Our success will depend largely on our ability to prove the capabilities and cost-effectiveness of the developed technology. Upon demonstration, the technology may not have the capabilities they were designed to have or that we believed they would have, or they may be more expensive than anticipated. Furthermore, even if we do successfully demonstrate the technology’s capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than us. Moreover, competing technologies may prevent us from gaining wide market acceptance of the technology. Significant revenue from new technology investments may not be achieved for a number of years, if at all.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the market.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition, and the value of our brand and other intangible assets.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe that we infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common, and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products were found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

Risks Related to Environmental, Health, Safety and Other Regulations

The current U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. The U.S. participated in the U.N. Framework Convention on Climate Change 26th Conference of the Parties (“COP26”) held in Glasgow, Scotland in November 2021, advancing a Global Methane Pledge along with the European Union, which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Since its formal launch at COP26, over 100 countries representing almost 70% of global GDP have signed. Most recently, at the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The Inflation Reduction Act provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. In addition, the Biden Administration has taken measures to unwind a number of regulatory rollbacks enacted or proposed by the Trump administration, including, among others, the ACE Rule, the NWPR, and the proposed NEPA overhaul. In addition, the Biden administration rolled back certain changes to the CCR made by the Trump administration. In January 2022, the EPA announced several actions with respect to the coal combustion residuals rules, including reiterating that surface impoundments cannot be closed with coal ash in contact with groundwater (in connection with the proposed denial of closure deadline extensions due to failure of a permittee to demonstrate compliance with coal combustion residuals rules – the EPA took final action to deny the request in November 2022) and establishing a federal permitting scheme for the disposal of coal ash and establish regulations for legacy coal ash surface impoundments. New, more stringent legislation or regulations related to the protection of the environment, health and safety or the reduction of greenhouse gas emissions, as well as changes in the interpretation and enforcement of such laws and regulations, may require us or our customers to change operations significantly or incur increased costs, which may adversely affect our mining operations, cost structure or our customers’ ability to use coal. Such changes could have a material adverse effect on our financial condition and results of operations.

Laws and regulations restricting or encouraging the reduction of greenhouse gas emissions as well as uncertainty concerning such regulations and increasing public attention toward climate change could adversely impact the market for coal, increase our operating costs, and reduce the value of our coal assets and our stock price.

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

As a result, numerous proposals have been adopted, made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs, including alternative energy requirements, measures promoting renewable energy development, and energy conservation and emissions reductions measures, among others. Collectively, these initiatives could result in higher electricity costs to our customers or lower the demand for coal used in electric or steel generation, which could in turn adversely impact our business. Such initiatives, as well as increasing public attention to climate change more generally, could also result in direct regulation of the GHGs produced by our operations or increase the potential for governmental investigations or litigation. See “Business—Environmental and Other Regulatory Matters—Global Climate Change.”

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. The extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions, including any reductions resulting from power plants ceasing operations or switching to fuels that produce fewer GHG emissions, could decrease demand for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations. We or prospective customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards, and new legislation, regulations or international agreements in the future could otherwise result in increased costs to operate and maintain our or our customers’ facilities, capital expenditures to install other emission controls at our or our customers’ facilities, and costs to administer and manage any potential climate-related reporting or greenhouse gas emissions trading or tax programs. These costs and capital expenditures could be material and could increase the cost of and reduce demand for our products. Relatedly, to the extent others use or develop new technological advances in coal production in response to market or regulatory pressures to reduce their impact on the environment, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement new technologies at substantial costs. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected. See also “—Product alternatives or other technologies may reduce demand for our products.”

Current and future laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.

We and our potential customers are subject to stringent and complex laws, regulations and other legal requirements enacted by federal, state and local authorities relating to occupational health and safety and protection of the environment and natural resources. These include those legal requirements that govern discharges or emissions of materials into the environment, the management and disposal of substances and wastes, including hazardous wastes, the cleanup of contaminated sites, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, mitigation and restoration of streams or other waters, the protection of drinking water, assessment of the environmental impacts of mining, monitoring and reporting requirements, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. See “Business—Environmental and Other Regulatory Matters.” Examples include laws and regulations relating to:

●	occupational health and safety;
●	emissions to air and discharges to water;
●	plant and wildlife protection, including endangered species protections;
●	the reclamation and restoration of properties after mining or other activity has been completed;
●	limitations on land use;
●	mine permitting and licensing requirements;
●	the storage, treatment and disposal of wastes;
●	air quality standards;
●	water pollution;
●	protection of human health, plant-life and wildlife, including endangered and threatened species, and biodiversity;
●	protection of wetlands;
●	the discharge of materials into the environment;
●	remediation of contaminated soil, surface and groundwater; and
●	the effects of operations on surface water and groundwater quality and availability.

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

Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage,” or may include other pollutants requiring treatment. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and clean-

up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or for the entire share.

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

Apart from actual and potential regulation of air emissions and solid wastes from coal-fired plants, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Many states, including Pennsylvania and Virginia, have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Possible advances in technologies and incentives, such as under the Inflation Reduction Act of 2022, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by electric power generators as a result of current or new standards for the emission of impurities, or current or new incentives to switch to renewable fuels or renewable energy sources could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business, cash flows, results of operations and our ability to pay dividends to our stockholders.

Negative sentiment with regard to our business or our industry as well as activism, consumer preferences, and initiatives aimed at limiting climate change or a reduction of air pollutants could interfere with our business activities, operations and ability to access capital sources, result in reduced demand for our products, and negatively impact our stock price.

Public perception of our industry’s contribution to climate change or detractions from the transition to a lower-carbon economy has generated negative sentiment toward our industry and could result in reputational harm to our business, lower demand for our products, and increased demand for alternatives to our products. Numerous activist groups are devoting resources to anti-coal activities to minimize or eliminate the production of or use of coal as a source of electricity generation, domestically and internationally. Participants in the coal mining industry are frequently targeted by activist groups that openly attempt to disrupt the industry. For example, Greenpeace International filed a letter with the SEC alleging that one coal mining company’s filings relating to a proposed public offering of securities may contain incomplete and misleading disclosures regarding the risks of investing in the coal market. On another occasion, the Sierra Club sent a letter to the SEC stating that it believed a coal mining company may be giving potential investors false impressions regarding risks to its business. Other groups have objected to our RAM No. 1 mine permit application in Pennsylvania. It is possible that we could continue to be the target of similar actions in the future, including when we attempt to grow our business through acquisitions or commence new mining operations. Activist groups have also brought lawsuits challenging the issuance of individual coal leases, historical and pending regulatory approvals, permits and processes that are necessary to conduct coal mining operations or to operate coal-fueled power plants. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. Litigation risks are also increasing, as a number of government entities and private individuals have sought to bring suit against fossil fuel companies, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Private individuals or public entities may also seek to enforce laws and regulations against us and could allege personal injury, property damages or other liabilities in relation to climate change or other ESG matters. An unfavorable ruling in any such case could have an adverse impact on our financial condition. Any such activism could therefore materially and adversely impact our ability to operate our business or raise capital.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities; encouraging the consideration of environmental, social and governance (“ESG”) practices and ESG ratings of companies in a manner that may negatively affect coal companies, including increased negative investor sentiment, divestment of securities issued by coal companies and the diversion of investment to other industries; and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. For example, certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Several large investment banks have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants, which may make it more difficult for utilities to obtain financing for coal-fired plants. The impact of such efforts and developments may adversely affect the demand for and price of securities issued by us, adversely impact our access to the capital and financial markets, increase the cost of borrowing, cause a decline in our credit rating, increase the cost or reduce the availability of third-party insurance, increase our retention of risk through self-insurance, and limit our flexibility and ability to conduct business development activities. Further, in California, legislation was signed into law in September 2015 to require the state’s pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Additionally, Maine passed a law in June 2021 requiring the state pension system to divest holdings in coal, petroleum, natural gas and related products by 2026, and the New York State Common Retirement Fund has and is continuing to divest from coal assets. These efforts and developments, as well as concerted conservation and efficiency efforts, could also cause coal prices and sales of our coal to materially decline and could cause our costs to increase.

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

We have paid quarterly dividends in the past and may pay additional special and regular quarterly dividends in the future. Our ability to pay dividends is subject to the discretion of our board of directors and the requirements of applicable law. The timing and amount of dividends declared will depend on, among other things: (a) our earnings, earnings outlook, financial condition, production, processing and shipping levels, financial condition, cash flow, cash requirements and our outlook on current and future market conditions, (b) our liquidity, including our ability to obtain debt and equity financing on acceptable terms, (c) restrictive covenants in our Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association, as the administrative agent, and other lenders party thereto, and any future debt instruments and (d) provisions of applicable law governing the payment of dividends.

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

As of December 31, 2022, we ceased being an emerging growth company and, as a result, we have incurred and expect to continue to incur significant additional legal and financial compliance costs by complying with increased disclosure and governance requirements.

As of December 31, 2022, as a result of our market capitalization as of June 30, 2022, we became an accelerated filer and ceased being an emerging growth company. Therefore, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

●	the provisions of Section 404 requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

●	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

●	the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act.

We have already incurred significant additional legal and financial compliance costs in connection with our loss of emerging growth company status. We expect that our compliance with these additional requirements, including the provisions of Section 404, will continue to substantially increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

Certain of our directors hold positions of responsibility with other entities (including Yorktown-affiliated entities) that are in the business of identifying and acquiring coal reserves. The existing positions held by these directors may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2021, management identified a material weakness in our internal controls over financial reporting related to information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting process. The Company executed a remediation plan to address the internal control measures to improve its internal controls over financial reporting and remediate this material weakness. The Company’s efforts included modifying information technology general controls over user access and implementing additional controls designed to detect issues that may arise over user access and segregation of duties conflicts. As of June 30, 2022, we concluded that the control modifications and additional controls related to user access to information technology systems have been satisfactorily implemented and has operated effectively for a sufficient period of time. Therefore, we concluded that the previously identified material weakness has been remediated as of June 30, 2022. However, our remedial actions may not prevent this or similar weaknesses from occurring in the future.

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

Tax legislation enacted in 2017 reduced the U.S. corporate income tax rate from 35% to 21% and included certain other changes that resulted in a significant reduction of our income tax liability. Congress could, in the future, revise or repeal those changes or enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance. For example, President Biden has proposed increasing the U.S. corporate income tax rate to 28%. We are unable to predict whether any such changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

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

The terms of the indenture governing our Senior Notes and the agreements and instruments governing our other indebtedness, including the Credit Agreement, and surety bonding obligations impose restrictions that may limit our operating and financial flexibility.

The indenture governing our Senior Notes and the agreements governing our other indebtedness, including the Credit Agreement, and surety bonding obligations contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person and other restrictions, all of which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Summary Overview of Mining Operations

Information concerning our mining properties in this Annual Report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A “Risk Factors”

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A “Risk Factors”

The information that follows relating to the Elk Creek Complex, Berwind Complex, and Knox Creek Complex is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS’s, incorporated herein by reference and made a part of this Annual Report.

The following map shows the location of our mining properties and offices, excluding our property near Sheridan, Wyoming, as of December 31, 2022:

At December 31, 2022, we had four mining properties, as summarized in the table below (tons produced in 000s), excluding the Brook Mine property being used to support the Company’s CORE initiatives:

					Clean Tons	Clean Tons	Clean Tons
		Controlled			Produced	Produced	Produced			Processing Facilities -
	Location	Acres	Yrs	Stage	2020	2021	2022	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming, and Mingo Counties, WV	20,200	20+	Production	1,548	1,981	2,033	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind Complex	McDowell County, WV, Buchanan and Tazewell Counties, VA	62,500	20+	Production	147	180	416	Underground, Highwall, Surface	Low and Mid Volatile	Berwind Preparation Plant - Truck, Norfolk Southern RR
Knox Creek Complex	McDowell County, WV, Buchanan, Russell, and Tazewell Counties, VA	74,400	15	Production	—	45	235	Underground, Highwall, Surface	Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	1,567	10	Development	—	—	—	Underground	High Volatile C	Truck, Barge
Total		158,667			1,695	2,206	2,684

At December 31, 2022, we owned or controlled, primarily through long-term leases, approximately 157,100 acres of coal in Virginia and West Virginia and 1,567 acres of coal in Pennsylvania. The aggregate annual production for our properties during the three most recently completed fiscal years are as follows: 2.7 million tons for fiscal year 2022, 2.2 million tons for fiscal year 2021, and 1.7 million tons for fiscal year 2020. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Many of these leases provide for a royalty payment to the lessor based on a specific price per ton of coal extracted or as a percentage of coal sales revenue. We believe that all of our leases were entered into at market terms.

The Company leases office space in Lexington, Kentucky that serves as its executive headquarters. In addition, the Company owns office space in Charleston, West Virginia that serves as an operations center. The Company also owns offices in Sheridan, Wyoming as part of its CORE initiatives. See Item 1. “Business - Our Projects” for additional information about our mining operations and CORE initiatives.

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

We are the operators of the mining and processing operations and the mining methods we use consist of surface, underground and highwall mining methods. The mining operations for the Elk Creek, Berwind, and Knox Creek complexes are material to our business and are further described below.

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

The Elk Creek Complex consists of approximately 20,200 acres of leased coal holdings. Within the Elk Creek Complex controlled coal holdings, 16,000 acres lie in Logan County, 2,800 acres in Wyoming County and 1,400 acres in Mingo County. The Elk Creek Complex is in the production stage and currently has six active mines, three planned and permitted mines, one permitted inactive mine, and one planned but not permitted mine. The five planned and/or permitted mines include two contour surface mine developing areas for a highwall miner, and three underground room and pillar mines, which use continuous miners for mine development. Ramaco began production of metallurgical coal at the complex in 2016. A majority of the underground mines implement retreat mining, which results in mining recovery of greater than 80 percent. Contour mining has an average mining recovery of approximately 90 percent, and the highwall mines have and average mining recovery of approximately 40 percent.

The Elk Creek Complex is mining several seams and seam splits, including the Chilton A, Upper Dorothy, Upper Dorothy 2, 3, and 4, Middle Dorothy, Lower Dorothy, Upper Cedar Grove, Lower Cedar Grove A, Lower Cedar Grove B, Lower Cedar Grove C, Upper Alma, Lower Alma, Powellton, Eagle, and No. 2 Gas seams, in descending stratigraphic order.

Currently, there are six active mines within the complex:

●	Ram No. 1 Surface and Highwall Mine;

●	Stonecoal No. 2 Alma Deep Mine;
●	Rockhouse Eagle Deep Mine;
●	No. 2 Gas Deep Mine;
●	Michael Powellton Deep Mine; and
●	Crucible Lower Cedar Grove B and C seams.

There are three planned and permitted mines within the complex:

●	Ram No. 3 Surface and Highwall Mine, scheduled for 2023 startup;
●	Ram No. 2 Surface and Highwall Mine (which is the extension of Ram No. 1 above), scheduled for 2023 startup; and
●	Glenalum Tunnel #1 Deep Mine, scheduled for 2027 startup.

There is one permitted inactive mine, the Eight-Kay Deep Mine that is projected to start in 2027 and the Bens Creek Deep Mine is planned but is not yet permitted. The projected startup date for this mine is 2026. It is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

The current Elk Creek Complex Life-of-Mine (“LOM”) Plan projects mining through 2040; an expected mine life for the complex of 18 years. The Company projects total annual mine production to range from 2.1 to 2.3 million clean tons in 2023.

All Run-of-Mine (“ROM”) coal is washed at the Elk Creek Preparation Plant. The Elk Creek Preparation Plant, built in 2017 by Raw Resources Group located in Princeton, West Virginia, is a well designed and constructed preparation plant, with ROM processing capacity of 700 tons per hour. During 2022, we began work on a throughput upgrade at our Elk Creek Preparation plant. We expect this upgrade will raise the nameplate processing capacity to 1,150 raw tons per hour and our annual processing capacity from this complex to approximately 3.0 million tons per year. We expect that this upgrade will be completed in the second quarter of 2023.

In order to meet this increased capacity, we also began development work on additional low-cost, high- volatile underground and surface mines at Elk Creek. These mines began production during the second quarter of 2022 and are expected to reach full levels of productivity during 2023. Production is expected to increase at Elk Creek commensurate with the increase in processing capacity discussed above.

The book value of the Elk Creek Complex property and its associated plant and equipment was $264 million as of December 31, 2022. The Elk Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

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

Berwind Complex

The Berwind Complex is located approximately 80 miles south of Charleston, West Virginia; 100 miles west of Roanoke, Virginia; 60 miles northeast of Kingsport, Tennessee; and 160 miles east/southeast of Lexington, Kentucky at N 37.164522, W 81.744893. The complex includes areas in Buchanan and Tazewell Counties, Virginia and McDowell County, West Virginia. The Berwind Complex is within the Southwestern Virginia and Southern West Virginia coal fields of the CAPP Region of the United States.

The Berwind Complex and surrounding area has an extensive history of coal mining, primarily by underground mining methods. Mining within the Berwind/Knox Creek Complex likely began in the early-1900s and there have been many different mine operators both large and small in the region since then.

The Berwind Property consists of approximately 62,500 acres of leased coal holdings located in McDowell County, West Virginia and Buchanan and Tazewell Counties, Virginia. Ramaco obtained their initial lease for this property in 2015 and commenced mine operations in 2017. The Berwind Complex is in the production stage and currently has three active mines, one mine that was idle at December 31, 2022 and subsequently reactivated in the first quarter of 2023, and one permitted mine. The three mines that were active at December 31, 2022 include one contour surface mine developing areas for a highwall miner, and two underground room and pillar mines, which use continuous miners for mine development. Ramaco started operations at the Berwind Pocahontas 4 Deep Mine in 2017 and idled the mine in mid-July 2022 due to an ignition that an investigation by the Mine Safety and Health Administration (MSHA) suggests was caused by lightning that struck a pilot hole for a new shaft. Production at the Berwind No. 1 Deep Mine restarted in the first quarter of 2023.

A majority of the underground mines implement retreat mining, which typically results in mining recovery of greater than 80 percent. Contour mining has an average mining recovery of approximately 90 percent, and the highwall mine has an average mining recovery of approximately 40 percent.

The Berwind Complex is mining several seams and seam splits, including the Pocahontas 6, Pocahontas 5, Pocahontas 4 and Pocahontas 3 seams, in descending stratigraphic order.

Active Mines:

●	Laurel Fork Pocahontas 3 Deep Mine
●	Triad No. 2 Deep Mine
●	Triple S Surface and Highwall Mine

Idle Mine:

●	Berwind No. 1 Pocahontas 4 Deep Mine (idle at December 31, 2022 but reactivated in the first quarter of 2023)

Permitted Mines:

●	Squire Jim No. 1 Deep Mine, permitted but not planned for startup

The current Berwind Complex Life-of-Mine (LOM) Plan projects mining through 2049, an expected mine life for the complex of 27 years. Ramaco projects total annual production to be approximately 0.9 million clean tons until another super-section is started in the Berwind No. 1 Deep Mine in 2027, and average 1.2 million clean tons per year through 2040 when the Berwind No. 1 Deep Mine is nearing end of mine life. After this, the single-section Laurel Fork Deep Mine is currently planned to operate into 2049 at an average annual rate of approximately 307 thousand clean tons per year. However, it is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

All Run-of-Mine (ROM) coal is washed at the Berwind Preparation Plant with no planned direct shipment coal. The Berwind Preparation Plant was initially built in 1955 and commissioned in 1957. Ramaco refurbished the preparation plant in 2021 and 2022 based on a design by Ramsey Industrial, with a current ROM processing capacity of 600 tons per hour.

The book value of the Berwind Complex property and its associated plant and equipment is $148 million as of December 31, 2022. The Berwind Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Berwind Complex produces high quality, mid and low volatile metallurgical coal. Historically, the market for metallurgical coal from the Berwind Complex has been for both domestic metallurgical coal consumers and the global seaborne metallurgical coal market.

We are unaware of any significant encumbrances to the Berwind Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Knox Creek Complex

The Knox Creek Complex consists of two general properties or areas as follows:

●	Big Creek Property; and
●	Knox Creek Property

The Knox Creek Complex is located approximately 80 miles south of Charleston, West Virginia; 100 miles west of Roanoke, Virginia; 60 miles northeast of Kingsport, Tennessee; and 160 miles east/southeast of Lexington, Kentucky at N 37.164522, W 81.744893. The complex includes areas in Buchanan, Russell and Tazewell Counties, Virginia and McDowell County, West Virginia. The Knox Creek Complex is within the Southwestern Virginia and Southern West Virginia coal fields of the CAPP Region of the United States.

The Knox Creek Complex and surrounding area has an extensive history of coal mining, primarily by underground mining methods. Mining within the Knox Creek Complex likely began in the early-1900s and there have been many different mine operators both large and small in the region since then.

The Knox Creek Complex consists of approximately 74,400 acres of owned and leased coal holdings. Within the Knox Creek Complex controlled coal holdings, 9,250 acres lie in McDowell County, West Virginia. The Knox Creek Complex is in the production stage and currently has two active mines and two planned and permitted mines. There are no active or planned West Virginia mines currently within the Knox Creek Complex. The two active mines include one contour surface mine developing areas for a highwall miner, and one underground room and pillar mine, which uses continuous miners for mine development. Ramaco began production of metallurgical coal at the complex in 2019. The underground mines will implement retreat mining, which typically results in mining recovery of 50 to 80 percent. At the surface mine, contour mining has an average mining recovery of approximately 90 percent, and highwall mining has an average mining recovery of approximately 40 percent.

The Knox Creek Complex is mining or plans to mine several seams and seam splits, including the Jawbone, Kennedy and Tiller seams.

Active Mines:

●	Big Creek Jawbone No. 1 Deep Mine
●	Big Creek Surface and Highwall Mine

Planned and Permitted Mines:

●	Knox Creek Tiller Deep Mine, scheduled for 2024 startup
●	Kennedy No. 3 Deep Mine, scheduled for 2024 startup

The current Knox Creek Complex Life-of-Mine (LOM) Plan projects mining through 2037, an expected mine life for the complex of 15 years. It is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

All Run-of-Mine (ROM) coal is washed at the Knox Creek Preparation Plant. The Knox Creek Preparation Plant, built in 1981 by Powell Construction Company located in Johnson City, Tennessee, is a well designed and constructed preparation plant, with ROM processing capacity of 750 tons per hour.

The book value of the Knox Creek Complex property and its associated plant and equipment is $31 million as of December 31, 2022. The Knox Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Knox Creek Complex produces high quality, mid and high volatile metallurgical coal. Historically, the market for metallurgical coal from the Knox Creek Complex has included both domestic metallurgical coal consumers and the global seaborne metallurgical coal market. The Knox Creek Complex also sporadically produces a minimal quantity of thermal coal from the surface mine from oxidized zones.

We are unaware of any significant encumbrances to the Knox Creek Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Summary of Mineral Resources and Reserves

Summaries of our mineral resources and reserves at December 31, 2022, are set forth in Tables 1 and 2.

Table 1. Summary Mineral Resources at end of Fiscal Year ended December 31, 2022

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area

Berwind Complex	558,581	20.40	91.06	70,376	20.40	91.06	628,957	20.40	91.06	4,495	20.40	91.06

Knox Creek Complex
Big Creek Property	35,021	14.10	91.42	—	—	—	35,021	14.10	91.42	—	—	—
Knox Creek Property	258,795	13.50	87.76	6,765	13.50	87.76	265,560	13.50	87.76	—	—	—

Elk Creek Complex
Ram Surface	96,776	15.42	88.42	12,626	15.42	88.42	109,402	15.42	88.42	—	15.42	88.42
Crucible Deep	2,285	8.74	84.04	730	8.74	84.04	3,015	8.74	84.04	—	8.74	84.04
Stonecoal No. 2 Alma Deep Mine	19,928	14.32	86.83	3,041	14.32	86.83	22,969	14.32	86.83	—	14.32	86.83
Michael Powellton Mine	—	32.24	97.85	—	32.24	97.85	—	32.24	97.85	—	32.24	97.85
Rockhouse Eagle Deep Mine	4,065	19.62	89.07	35	19.62	89.07	4,100	19.62	89.07	—	19.62	89.07
Moorfork Mine	2,390	15.49	82.24	360	15.49	82.24	2,750	15.49	82.24	—	15.49	82.24
Bens Creek Deep Mine	15,510	25.83	93.81	24,425	25.83	93.81	39,935	25.83	93.81	—	25.83	93.81
Lower War Eagle	4,965	21.76	90.64	2,870	21.76	90.64	7,835	21.76	90.64	70	21.76	90.64
Glenalum Tunnel #1 Deep Mine	9,295	4.80	81.13	10,855	4.80	81.13	20,150	4.80	81.13	815	4.80	81.13
Gilbert Deep Mine	2,085	23.56	92.66	2,565	23.56	92.66	4,650	23.56	92.66	85	23.56	92.66

RAM Mine	3,724	6.00	81.12	7,716	6.00	81.12	11,440	6.00	81.12	—	—	—

Grand Total	1,013,420			142,364			1,155,784			5,465

Notes:

●	Mineral Resources reported above are not Mineral Reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves.
●	Resource probable economic mineability is based on underground minable resources with 2.0 feet minimum seam thickness, surface and highwall mines with 1.0 feet minimum seam thickness, area mining with a cutoff stripping ratio of 20:1, and primarily metallurgical low and mid-volatile coal at the Berwind Complex realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB Mine), and primarily metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine).
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary Mineral Reserves at end of Fiscal Year ended December 31, 2022

	Proven Mineral Reserves			Probable Mineral Reserves			Proven + Probable Mineral Reserves
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area

Berwind Complex
Berwind No. 1 Deep Mine	16,897	23.39	92.58	26	23.39	92.58	16,923	23.70	92.82
Laurel Fork Deep Mine	6,188	10.50	84.32	22	12.10	84.89	6,210	10.60	84.32
Triple S Highwall Mine	171	11.20	84.89	44	11.10	84.89	215	11.10	84.89
Triad No. 2 Deep Mine	259	39.50	102.58	—	—	—	259	39.50	102.58

Knox Creek Complex
Big Creek Surface and Highwall Mine	348	19.03	89.73	—	—	—	348	19.03	89.73
Big Creek Jawbone 1 Deep Mine	586	30.60	97.16	—	—	—	586	30.60	97.16
Knox Creek Tiller Deep Mine	6,362	16.10	88.05	—	—	—	6,362	16.10	88.05
Kennedy No. 3 Deep Mine	720	13.60	86.48	—	—	—	720	13.60	86.48

Elk Creek Complex
Ram Surface and Highwall Mine	1,574	15.10	87.10	35	15.10	87.10	1,609	15.10	87.10
Ram Surface 3 and Highwall Mine	2,760	15.80	87.80	440	15.80	87.80	3,200	15.80	87.80
Crucible Deep	4,180	10.40	84.10	645	10.40	84.10	4,825	10.40	84.10
Stonecoal No. 2 Alma Deep Mine	4,893	23.80	84.60	290	23.80	84.60	5,183	23.80	84.60
Michael Powellton Mine	1,073	42.80	104.60	—	42.80	104.60	1,073	42.80	104.60
Rockhouse Eagle Deep Mine	1,728	16.30	87.80	495	16.30	87.80	2,223	16.30	87.80
No. 2 Gas Deep Mine	3,722	27.90	94.40	455	27.90	94.40	4,177	27.90	94.40
Eight-Kay	1,390	12.30	85.70	240	12.30	85.70	1,630	12.30	85.70
Bens Creek Deep Mine	1,670	28.60	95.80	170	28.60	95.80	1,840	28.60	95.80
Glenalum Tunnel #1 Deep Mine	2,380	5.90	81.80	2,190	5.90	81.80	4,570	5.90	81.80

Grand Total	56,901			5,052			61,953

Notes:

●	Clean recoverable reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency.
●	Mineral Reserves estimated for the Berwind Complex are based primarily on metallurgical low and mid-volatile coal realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile coal at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB mine), and primarily a metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine).
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
●	Mineral Reserves are reported exclusive of Mineral Resources.

Our coal resource and reserve estimates at December 31, 2022, were prepared by a qualified person (“QP”) and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our coal resource and reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. The most recent studies of our coal reserves for the Elk Creek Complex, Berwind Complex, Knox Creek Complex, and RAM Mine were prepared by an independent engineering firm,

Weir International, Inc. (“Weir”). In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based upon production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

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

Summaries of the mineral resources and mineral reserves as of December 31, 2022 and December 31, 2021 are shown below. Weir served as the QP and prepared the estimates of mineral resources and mineral reserves at the Berwind Complex, Knox Creek Complex, and Elk Creek Complex. A copy of the QP’s TRS with respect to the mineral resource and reserve estimates at the Berwind Complex, dated March 9, 2023, with an effective date of December 31, 2022 (the “Berwind TRS”), is filed as Exhibit 96.1, and at the Knox Creek Complex, dated March 9, 2023, with an effective date of December 31, 2022 (“Knox Creek TRS”), is filed as Exhibit 96.2. Since a material change has not occurred from the last TRS filed for the Elk Creek Complex, the previous year’s TRS has not been updated. Refer to Exhibit 96.3.

	Year ended December 31,		Year ended December 31,
	2022		2021
(in millions)	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves

Area
Berwind Complex	629	24	239	9
Knox Creek Complex	301	8	296	1
Elk Creek Complex	215	30	223	29
RAM Mine	11	—	11	—
Total	1,156	62	769	39

Estimates of coal reserves and resources are updated annually to reflect changes resulting from active mine production, mine plan modifications, property acquisitions/sales, impacts of additional exploration drilling, and any other changes that impact remaining coal reserve and resource tonnage.

The combined proven and probable reserves at the Berwind, Knox Creek and Elk Creek Complexes increased by 23 million tons, driven by 14 million tons resulting from property acquisitions within the Berwind Complex as well as the conversion of mineral resources to mineral reserves within the Knox Creek Complex. Similarly, measured and indicated coal resources increased by 387 million tons, driven by 384 million tons resulting from property acquisitions within the Berwind Complex.

Key assumptions and parameters relating to the mineral resources and mineral reserves are discussed in sections 11 and 12, respectively, of each TRS.

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

Holders. As of the close of business on February 28, 2023, there were eighty-four holders of record of our common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends. On December 8, 2022, the Company announced that its board of directors declared a $0.1250 per common share cash dividend payable on March 15, 2023 to shareholders of record as of March 1, 2023, which represents a 10% increase in the quarterly cash dividends paid in 2022 of $0.1133 per common share. The Company anticipates paying dividends on a quarterly basis at the newly approved amount; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Equity Compensation Plans. The Company does not have any non-stockholder approved equity compensation plans. Refer to Part II, Item 8, Note 9 for the Company’s equity compensation plan information.

Stock repurchases. The Company routinely allows employees to surrender common stock to pay estimated taxes upon the vesting or exercise of stock-based compensation awards. The value of common stock tendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. There were no other repurchases of common shares during the quarter or year ended December 31, 2022.

Item 6. [Reserved]

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

Overview

Our primary source of revenue is the sale of metallurgical coal. We are a pure play metallurgical coal company with 62 million and 1,156 million measured and indicated tons of high-quality metallurgical coal reserves and resources, respectively. Our plan is to continue development of our existing properties and grow annual production over the next few years to approximately 6.5 million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment in the medium-term. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

During 2022, we sold 2.5 million tons of coal. Of this, 58% was sold in North American markets and 42% was sold in export markets, excluding Canada, principally to Europe, South America, Asia and Africa. The Company is responsible for rail and loadout costs for coal sold into export markets. During 2021, we sold 2.3 million tons of coal. Of this amount, 51% was sold in North American markets and 49% was sold in export markets, excluding Canada. We purchase coal from third parties for sale for our own account from time to time; however, sales of higher-margin Company produced coal made up 98% of total sales in both 2022 and 2021.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. is driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts. Coal benchmark prices soared in early 2022, but then fell throughout the rest of the year.

Uncertainty related to COVID-19 continues to linger across the world. The Company actively monitors for developments and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Regarding the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have contributed to volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may have a significant effect on market prices and overall demand for our coal and the cost of supplies and equipment. We are closely monitoring the potential effects on the market.

We have no meaningful direct financial exposure to Russia and Ukraine; however, the European Union ban on Russian coal has put upward pressure on international thermal coal prices. In addition, fear of economic contraction may affect future demand for coking coal. Values of certain indices for high quality thermal coal exceeded values of coking coal indices for part of 2022. Available coking coal may be directed into thermal markets when such conditions occur.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As of December 31, 2022, we had entered into forward sales contracts with certain North American customers for 2023 on a fixed price basis for 1.2 million tons of coal at an average realizable price of $198/ton FOB mine. This level of pricing in 2023 is higher than the average price of $187 per ton FOB mine that was obtained during the previous contracting season for North America. This is due to a combination of factors, including changes in demand, variations in the types of coal qualities being purchased, fluctuations in steel prices, and other macroeconomic trends. In addition, we anticipate a shift to more export sales in the Company’s mix of revenues during 2023. Export sales often contain index-based pricing and, therefore, could lead to greater volatility in pricing and revenues compared to 2022.

In 2022, our capital expenditures were $123.0 million, excluding cash paid for the acquisitions of Ramaco Coal and Maben Coal assets which totaled $23.6 million as well as capitalized interest of $1.1 million. Our capital expenditures in 2021 were $29.5 million, excluding cash paid for the acquisition of the Amonate assets which totaled $30.1 million. The increase in capital expenditures was due to continued investments in growth projects at our Elk Creek and Berwind mining complexes. We expect to complete improvements at the Elk Creek preparation plant in the second quarter of 2023, which should result in an increase in annualized processing and shipping capacity from 2 million tons to 3 million tons per year. Production is also expected to increase at Elk Creek commensurate with the increase in processing capacity.

On July 10, 2022, we experienced a methane ignition at the Berwind No. 1 mine, which was one of the active mines at our Berwind mining complex. The other mines resumed production while the Berwind No. 1 mine was idled until a full investigation could be conducted. There were no personnel in the mine at the time of the incident and no injuries or fatalities occurred. The overall impact to pre-tax earnings in 2022 was immaterial except for idle mine costs of $9.5 million recognized during the year. Production from the Berwind No. 1 mine restarted in the first quarter of 2023. The Company expects the mine to achieve regular levels of production by the third quarter of 2023.

The increase in capacity at the Elk Creek plant and the re-opening of the Berwind No. 1 mine, as described above, as well as the expected start of production at the Maben mine are expected to increase production and earnings starting in the second quarter of 2023. We expect to be producing on an annualized four million ton per year run rate by the third quarter of 2023.

Results of Operations

	Years ended December 31,
(In thousands)	2022	2021	2020

Revenue	$565,688	$283,394	$168,915

Costs and expenses
Cost of sales (exclusive of items shown separately below)	332,960	195,412	145,503
Asset retirement obligations accretion	1,115	615	570
Depreciation, depletion, and amortization	41,194	26,205	20,912
Selling, general and administrative expenses	40,032	21,629	21,023
Total costs and expenses	415,301	243,861	188,008

Operating income (loss)	150,387	39,533	(19,093)

Other income (expense), net	2,637	7,429	11,926
Interest expense, net	(6,829)	(2,556)	(1,224)
Income (loss) before tax	146,195	44,406	(8,391)

Income tax expense (benefit)	30,153	4,647	(3,484)

Net income (loss)	$116,042	$39,759	$(4,907)

Earnings (loss) per common share
Basic	$2.63	$0.90	$(0.12)
Diluted	$2.60	$0.90	$(0.12)

Adjusted EBITDA	$204,555	$79,042	$18,455

Net income and Adjusted EBITDA were significantly higher compared to 2021, which was driven by higher sales pricing in 2022. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Adjusted EBITDA.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenue. Our revenue includes sales to customers of Company produced coal as well as smaller amounts of coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

For the year ended December 31, 2022, we had revenue of $565.7 million from the sale of 2.45 million tons of coal including 0.05 million tons of purchased coal. During 2021, we sold 2.29 million tons of coal including 0.05 million tons of purchased coal for total revenue of $283.4 million.

Coal sales information is summarized as follows:

	Year ended December 31,
(In thousands)	2022	2021	Increase
Company Produced
Coal sales revenue	$553,830	$276,725	$277,105
Tons sold	2,396	2,239	157
Purchased from Third Parties
Coal sales revenue	$11,858	$6,669	$5,189
Tons sold	54	47	7
Totals
Coal sales revenue	$565,688	$283,394	$282,294
Tons sold	2,450	2,286	164

Coal sales revenue for 2022 increased nearly 100% from 2021, which was driven by improved fixed pricing for domestic sales and favorable spot/index pricing for export sales in 2022. Revenue per ton sold increased 86% from $124/ton in 2021 to $231/ton in 2022. Revenue per ton sold (FOB mine), which excludes transportation revenues, increased 91% from $109/ton in 2021 to $207/ton in 2022. In addition, we sold 0.2 million more tons of coal in 2022 compared to 2021 despite rail-related constraints occurring in 2022.

Refer to Note 2—Summary of Significant Accounting Policies—Concentrations and Note 11—Revenues in Item 8, Part II for additional information regarding sales to customers.

Cost of sales. Our cost of sales totaled $333.0 million for 2022 as compared to $195.4 million for 2021. The 70% increase versus the prior year was driven primarily by inflationary pressures on labor and supplies. Total cost per ton sold increased 59% from $85/ton in 2021 to $136/ton in 2022. Total cash cost per ton sold (FOB mine), which excludes transportation costs and idle mine costs related to the Berwind ignition event, increased 54% from $70/ton in 2021 to $108/ton in 2022. The cost of sales for coal we purchased from third parties was $9.4 million in 2022 compared to $5.4 million in 2021.

Asset retirement obligation accretion. ARO accretion was $1.1 million for 2022 and $0.6 million for 2021. The higher level of accretion in 2022 was driven primarily by AROs assumed as part of the acquisition of Amonate assets in December 2021.

Depreciation, depletion, and amortization. Depreciation of our plant and equipment totaled $24.1 million for the year ended December 31, 2022 as compared with $17.9 million for the previous year. Higher depreciation expense for 2022 was principally due to the increase in deployment of additional mining equipment. Amortization and depletion of capitalized mine development costs and mineral rights totaled $12.2 million in 2022 as compared to $7.2 million for the previous year. Higher amortization and depletion expense for 2022 was driven by higher production volumes. Amortization of right of use assets related to equipment finance leases totaled $4.8 million in 2022 as compared to $1.1 million in the previous year. The higher amortization for 2022 was due to new equipment finance leases.

Selling, general and administrative expenses. Selling, general and administrative expenses were $40.0 million for the year ended December 31, 2022 compared to $21.6 million for 2021. This increase reflects the growth of our organization including higher stock compensation expense, incentives, and professional services.

Other income (expense), net. Other income, net was $2.6 million in 2022 driven by the gain of $2.1 million recognized on the sale of mineral rights. For 2021, other income, net was $7.4 million principally due to the recognition of $5.4 million associated with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Employee Retention Tax Credit.

Interest expense, net. Interest expense, net was approximately $6.8 million in 2022 as compared to $2.6 million in 2021. The increase in net interest expense in 2022 was primarily due to debt incurred to finance acquisitions in 2022 as well as the issuance of Senior Notes in July 2021.

Income tax expense. We recognized income tax expense of $30.2 million and $4.6 million in 2022 and 2021, respectively. Income tax expense for 2022 includes a $1.5 million benefit for stock-based compensation and a $0.5 million benefit related to state tax rate changes. Income tax expense for 2021 includes a $2.3 million benefit associated with changes in state income tax regulations for Virginia and West Virginia and a $0.2 million benefit for stock-based compensation. Excluding these discrete items, our effective tax rate was 22% for 2022 and 16% for 2021. The primary difference from the statutory rate of 21% is related to permanent differences for state income taxes, non-deductible expenses (including limitations on compensation), and the difference in depletion expense between generally accepted accounting principles in the U.S.(“U.S. GAAP”) and federal income tax purposes.

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K for a discussion of the results of operation for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation; depreciation, depletion, and amortization expenses; income taxes; certain non-operating expenses (charitable contributions); and accretion of asset retirement obligations. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Years ended December 31,
(In thousands)	2022	2021	2020
Reconciliation of Net Income to Adjusted EBITDA
Net income (loss)	$116,042	$39,759	$(4,907)
Depreciation, depletion, and amortization	41,194	26,205	20,912
Interest expense, net	6,829	2,556	1,224
Income tax expense (benefit)	30,153	4,647	(3,484)
EBITDA	194,218	73,167	13,745
Stock-based compensation	8,222	5,260	4,140
Other non-operating expenses	1,000	—	—
Accretion of asset retirement obligation	1,115	615	570
Adjusted EBITDA	$204,555	$79,042	$18,455

Non-GAAP revenue per ton. Non-GAAP revenue per ton (FOB mine) is calculated as coal sales revenue less transportation costs, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to revenue under U.S. GAAP.

	Year ended December 31, 2022			Year ended December 31, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$553,830	$11,858	$565,688	$276,725	$6,669	$283,394
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(57,299)	(813)	(58,112)	(33,922)	(1,225)	(35,147)
Non-GAAP revenue (FOB mine)	$496,531	$11,045	$507,576	$242,803	$5,444	$248,247
Tons sold	2,396	54	2,450	2,239	47	2,286
Revenue per ton sold (FOB mine)	$207	$203	$207	$108	$116	$109

Non-GAAP cash cost per ton sold. Non-GAAP cash cost per ton sold is calculated as cash cost of sales less transportation costs and idle mine costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to cost of sales under U.S. GAAP.

	Year ended December 31, 2022			Year ended December 31, 2021
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$323,550	$9,410	$332,960	$190,056	$5,356	$195,412
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(57,300)	(813)	(58,113)	(33,934)	(1,225)	(35,159)
Idle mine costs	(9,474)	—	(9,474)	—	—	—
Non-GAAP cash cost of sales	$256,776	$8,597	$265,373	$156,122	$4,131	$160,253
Tons sold	2,396	54	2,450	2,239	47	2,286
Cash cost per ton sold	$107	$158	$108	$70	$88	$70

2023 Sales Commitments

As of December 31, 2022, we had entered into forward sales contracts for approximately 1.5 million tons at an average fixed price of $202/ton as well as roughly 0.7 million additional tons priced against various benchmark indices. These volumes were mostly metallurgical quality coal. Sales commitments of another 0.4 million tons were obtained subsequent to December 31, 2022.

We anticipate a shift to more export sales during 2023 compared to 2022, which may lead to greater volatility in revenues due to index-based pricing.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, acquisitions, royalty payments, and other operating expenditures.

Cash flow information is as follows:

	Years ended December 31,
(In thousands)	2022	2021	2020
Consolidated statement of cash flow data:
Cash flows provided by operating activities	$187,870	$53,340	$13,312
Cash flows used for investing activities	(145,708)	(59,613)	(24,753)
Cash flows (used for) provided by financing activities	(28,495)	22,369	11,286
Net change in cash and cash equivalents and restricted cash	$13,667	$16,096	$(155)

Cash flows provided by operating activities during 2022 increased $134.5 million versus the prior year primarily due to higher cash earnings. Changes in working capital were also favorable versus the prior year as accounts payable increased in 2022 and accounts receivable decreased slightly in 2022 despite the large increase in revenues. These changes were offset partially by the increase in inventories in 2022, which was driven by logistical and rail challenges experienced during 2022. The Company expects a meaningful decline in inventories in 2023 from sales of 2022 carryover tonnage and the increase in processing capacity at the Elk Creek preparation plant discussed earlier.

Net cash used for investing activities increased $86.1 million versus the prior year primarily due to $93.5 million of increased capital expenditures, or $94.6 million including the effect of capitalized interest, driven by growth projects at the Elk Creek and Berwind mining complexes to increase capacity and accommodate higher production levels. The strategic acquisitions of Ramaco Coal and Maben Coal assets in 2022 are largely being paid for by the Company over time and, therefore, are included in the discussion of Indebtedness below.

Net cash used for financing activities was $28.5 million in 2022, which was driven by $20.0 million of cash dividend payments made by the Company to its shareholders. Net cash flows provided by financing activities were $22.4 million for 2021, which was primarily due to proceeds received from the issuance of our Senior Notes having a face value of $34.5 million offset partially by payments made on our revolving credit facilities.

Restricted cash balances at December 31, 2022 and December 31, 2021 were $0.9 million and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the consolidated balance sheets.

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K for a discussion of the Company’s cash flows for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Indebtedness

At December 31, 2022, we had $128.9 million of outstanding debts, or $127.2 million net of unamortized discounts and issuance costs. Our indebtedness was comprised of $61.0 million related to the financing of significant acquisitions (of which $40.0 million is related party debt), $34.5 million of Senior Notes ($32.8 million net of unamortized discounts and issuance costs), $25.0 million of outstanding borrowings under the Revolving Credit Facility, and $8.4 million of various equipment loans. Of these amounts, $75.6 million is expected to be repaid in 2023, including $20.0 million of revolver borrowings that were repaid shortly after the balance sheet date using funds from current operations and $49.6 million of acquisition financing due in 2023 (of which $40.0 million is due to a related party). The remaining amount of $53.3 million, or $51.6 net of unamortized discounts and issuance costs, is mostly comprised of the Senior Notes due in 2026.

The Company’s outstanding debt increased approximately $83.9 million in 2022 and was due primarily to the financing of the acquisitions of Ramaco Coal and Maben Coal during the year as well as revolver borrowings associated with the management of our normal operating cash position that remained outstanding at the reporting date. The acquisitions of Ramaco Coal and Maben Coal help reduce royalty expenses associated with the Company’s metallurgical operations in the Appalachian basin and complement our existing low-vol portfolio, both of which help achieve the Company’s objective of remaining among the lowest cost producers of metallurgical coal in the U.S.. In addition, the acquisition of Ramaco Coal includes potential concentrations of rare earth elements and is being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal, both of which provide additional growth opportunities in the future.

The Revolving Credit Facility contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At December 31, 2022, we were in compliance with all debt covenants under the Revolving Credit Facility.

In addition to the debts discussed above, the Company finances the payment of premiums associated with various insurance policies. The Company’s liability at December 31, 2022 was $4.6 million, which must be repaid in 2023.

The Company also has various finance leases for mining equipment, which are generally for terms up to 36 months. The Company’s total liability for finance leases at December 31, 2022 was $10.9 million, which includes $6.0 million due in 2023 and $4.9 million due thereafter.

Refer to Notes 7 and 8 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information on indebtedness.

As discussed above, the Company repaid $20.0 million of the $25.0 million of borrowings under the Revolving Credit Facility shortly after the balance sheet date using funds from current operations. At a later date, on February 15, 2023, the Company entered into a new revolving credit agreement involving KeyBank National Association and multiple other lending parties, as discussed under Liquidity below, that resulted in additional borrowings of $20.0 million. The Company used $10.0 million of the proceeds from these borrowings to pay down more expensive related-party debt associated with the acquisition of Ramaco Coal. Revolving loans under the new facility bear interest at either the base rate plus 1.50% or the secured overnight financing rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the federal funds effective rate plus 0.5%, or 3%.

Liquidity

As of December 31, 2022, our available liquidity was $49.1 million, comprised of $35.6 million of cash and cash equivalents and $13.5 million of availability under the Revolving Credit Facility for future borrowings. Subsequent to the date of the financial statements, on February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which involves multiple lending parties and provides additional borrowing capacity compared to the facility utilized in 2022. The new facility, which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million subject to certain terms and conditions, including lenders’ consent. The aggregate revolving commitment had a borrowing base of $66.3 million at the closing date of the new facility after consideration of collateral and reserve requirements. The remaining availability under the new facility was $41.3 million at the closing date after total outstanding borrowings of $25.0 million.

The terms of the new facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the new facility also contain a financial covenant that requires the Company to maintain a fixed charge coverage ratio of not less than 1.10:1.00 calculated as of the last day of each fiscal quarter starting with the first quarter of 2023. The new facility also contains certain compensating balance requirements, which include that the Company maintain an average daily cash balance of $5 million, as determined on a monthly basis, to assure future credit availability.

The new facility provides greater liquidity to the Company and added flexibility to pursue our strategic growth initiatives as well as withstand potential changes in macroeconomic conditions.

We expect to fund our capital and liquidity requirements with cash on hand, borrowings and credit facility discussed above, and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Capital Requirements

Our primary use of cash includes capital expenditures for mine development, infrastructure, and equipment. During 2022 we spent $123.0 million, over 75% of which related to ongoing growth projects, including the increase in capacity to accommodate higher production levels at the Elk Creek and Berwind mining complexes. We also used cash to acquire Ramaco Coal and Maben Coal assets in 2022, which totaled $23.6 million. The Company also capitalized interest of $1.1 million in 2022.

We anticipate capital expenditures of approximately $60-80 million in 2023, which includes both maintenance capital and growth capital for development projects. The growth capital will allow the Company to continue to grow production, which encompasses starting new mines, expansion of existing mines, and upgrades to existing preparation, processing, and rail-loading facilities.

As of the date of this Annual Report, management believes that current cash on hand, cash flow from operations and available liquidity under our Revolving Credit Facility will be sufficient to meet its capital expenditure and operating plans. We expect to fund any new reserve acquisitions from cash on hand, cash from operations and potential future issuances of debt or equity securities.

If future cash flows were to become insufficient to meet our liquidity needs or capital requirements, due to changes in macroeconomic conditions or otherwise, we may reduce our expected level of capital expenditures for new mine production and/or fund a portion of our capital expenditures through the issuance of debt or equity securities, new debt arrangements, or from other sources such as asset sales.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2022:

	Payments due by period
			2 – 3	4 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum coal lease and royalty obligations	$27,098	$3,339	$6,698	$6,027	$11,034
Debt, excluding interest	128,896	75,639	18,757	34,500	—
Insurance financing	4,577	4,577	—	—	—
Leases	12,161	6,463	5,362	336	—
Take or pay obligations	5,059	3,903	1,156	—	—
Total	$177,791	$93,921	$31,973	$40,863	$11,034

Minimum royalties represent the contractual minimum amounts to be paid monthly, quarterly or annually for the right to access mineral properties and mine certain reserves and resources. The amounts are generally recoupable against future production royalties to be paid.

Refer to the previous discussion of Indebtedness above for additional information regarding the Company’s outstanding debt, insurance financing, and finance leases. Leases payments in the table above include payments for both financing and operating leases.

Take or pay obligations represent those liquidated damage obligations as determined by contract volume minimums for transportation of coal at the representative rates of transportation or a portion thereof. Additional take or pay commitments totaling $15.1 million were entered into after the balance sheet date and have been excluded from the table above.

Asset retirement obligations have been excluded from the table above. Accounting for asset retirement obligations requires a number of estimates, including the amount and timing of payments to satisfy the obligation. The total liability recognized on the Company’s balance sheet for asset retirement obligations was $28.9 million at December 31, 2022. Refer to Critical Accounting Policies and Estimates below as well as Note 5 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information.

Estimated payments related to worker’s compensation and occupational disease obligations have also been excluded from the table above. Refer to Critical Accounting Policies and Estimates below for additional information related to these obligations. Refer also to Note 6 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information related to accrued expenses and other long-term liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations, or cash flows to result from these arrangements. We primarily use surety bonds to secure our financial obligations related to reclamation and other matters. Total surety bonds at December 31, 2022, were $25.9 million.

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

Coal Reserves. Our coal reserves and resources are updated on an annual basis. There are numerous uncertainties inherent in estimating quantities and values of coal reserves and resources, including many factors beyond our control. As a result, estimates of coal reserves and resources are by their nature uncertain. Information about our reserves and resources consists of estimates based on engineering, economic, and geological data assembled by third-party qualified persons. Information used to determine recoverable reserves and resources include geological conditions, historical production from the area compared with production from other producing areas, assumed effects of regulations and taxes by governmental agencies, assumptions governing future prices, and future operating costs. Each of these may in fact vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classification of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues, and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, valuation of coal reserves and resources, and amortization and depletion of mine development costs and mineral rights.

Asset Retirement Obligations. We initially recognize as a liability an asset retirement obligation, or ARO, associated with the retirement of a tangible long-lived asset in the period in which it is incurred or a reasonable estimate of fair value can be made, with an associated increase in the carrying amount of the related long-lived asset. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The liability is reduced as the reclamation work is performed and the related costs are applied.

Estimating the ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, and the timing of the related cash flows. On at least an annual basis, we review our ARO liabilities and make necessary adjustments for significant increases in disturbed acreage, mining permit changes, significant mine plan revisions, and changes in cost estimates or timing of performance. To the extent future revisions are made to the ARO liability, a corresponding adjustment is made to the related asset.

The $6.3 million increase in total ARO liabilities during 2022 was driven mostly by revisions to our estimate of inflation. The inflation per year assumption of 3.75% used in 2022 was higher than the assumption used in 2021 of 2.3% based on macroeconomic trends. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Occupational Disease (Pneumoconiosis) Obligations. We recognize as a liability to provide for occupational illness (pneumoconiosis) benefits to eligible employees, former employees and dependents as required by the Mine Act. The occupational illness benefit obligation represents the present value of the actuarially computed liabilities for such benefits over the employees’ applicable years of service.

Estimating the future occupational disease (pneumoconiosis) benefits requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries assist in preparing what constitutes adequate liability amounts. Inherent in the calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement awards in the legal and regulatory environments. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, changes in claim settlement patterns, and future cost trends. As a result, actual costs could differ significantly from the estimated amounts.

Impairment of Long-lived Assets. We review our held-and-used long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is generally at the mine level or at the mining complex level for mines that share infrastructure and/or developed access. Additional judgment may be required for development properties.

Events and circumstances that may trigger a recoverability assessment include, but are not limited to, a current expectation that a long-lived asset will be disposed of significantly before the end of its previously estimated useful life, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in the physical condition of the asset(s), and an accumulation of costs significantly in excess of the amount originally expected. We generally do not view short-term declines in metallurgical coal prices as a triggering event for conducting impairment tests because of historic price volatility. In addition, a temporary idling of operations at a particular mine or complex may or may not be viewed as a triggering event depending on the remaining life of the mine, the length of time the mine is expected to be idle, and the amount of incremental costs expected to resume operations.

When events or changes in circumstances occur that trigger a recoverability test, the test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment loss is recorded for the excess of the carrying amount over the estimated fair value of the asset or asset group, if any.

We make various assumptions, including assumptions regarding future cash flows in our assessments of long-lived assets for impairment. The assumptions about future cash flows and growth rates are based on the current and long-term business plans related to the long-lived assets.

Income Taxes. We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for future consequences of events that have been reflected in our financial statements or tax returns for each tax paying jurisdiction in which we operate. This process requires management to make judgments regarding the timing and probability of the ultimate tax impact of various agreements and transactions. We initially recognize the effects of a tax position when it is more than 50% likely, based on the technical merits that the position will be sustained upon examination. Our determination of whether or not a tax position has met the recognition threshold depends on the facts, circumstances, and information available at the reporting date.

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

Actual income taxes could vary from the estimates and judgments above due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our ability to generate sufficient future taxable income, or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

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

Interest Rate Risk. Based on the current levels of debt and leases, we are not overly exposed to interest rate risk. Should we incur additional debt in the future or increase our cash position, the general level of interest rates will begin to take on greater importance. At that time, we will manage our exposure through a variety of financial tools designed to minimize exposure to interest rate fluctuations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Ramaco Resources, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ramaco Resources, Inc. and subsidiaries (the "Company") as of December 31, 2022, and the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control-Integrated Framework issued by COSO.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

An entity's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Retirement Obligations

At December 31, 2022, the Company's asset retirement obligation ("ARO") liabilities totaled $28.9 million. As discussed in Note 2 and Note 5 to the financial statements, the Company estimates its ARO liabilities for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation. The obligation and corresponding asset are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

We identified the valuation of the asset retirement obligation as a critical audit matter because the estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the amount of the liability requires judgment. In particular, the obligation is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including discount rates, inflation rate, estimates of disturbed acreage, timing of reclamation activities, and third-party reclamation costs.

To audit the ARO liabilities, our procedures included, among others:

●	We obtained an understanding of the relevant controls related to the Company's accounting for the ARO liability, including the controls over management's review of the significant assumptions and other inputs.
●	We evaluated the methodology used, and tested the significant assumptions discussed above and the underlying data used by the Company in its estimate.
●	We compared assumptions including the credit-adjusted risk-free rate and inflation rate to current market data. In addition, to assess the estimates of disturbed acreage, timing of reclamation activities, and reclamation costs, we evaluated significant changes from the prior estimate.
●	We utilized an external specialist to assist in our assessment of the Company's ARO liability. As part of this effort, the specialist performed a selected observation of mine site operations, interviewed members of the Company's engineering staff, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements, and evaluated the reasonableness of the engineering estimates and assumptions.

/s/ MCM CPAs & Advisors LLP

We have served as the Company's auditor since 2022.

Louisville, Kentucky

March 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ramaco Resources, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company’s auditor from January 2022 through April 2022.

Houston, Texas

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, equity, and cash flows of Ramaco Resources, Inc. (the Company) for the year ended December 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 18, 2021

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share and per share information	2022	2021

Assets
Current assets
Cash and cash equivalents	$35,613	$21,891
Accounts receivable	41,174	44,453
Inventories	44,973	15,791
Prepaid expenses and other	25,729	4,626
Total current assets	147,489	86,761
Property, plant and equipment, net	429,842	227,077
Financing lease right-of-use assets, net	12,905	9,128
Advanced coal royalties	3,271	5,576
Other	2,832	491
Total Assets	$596,339	$329,033
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$34,825	$15,346
Accrued expenses	41,806	19,410
Asset retirement obligations	29	489
Current portion of long-term debt	35,639	7,674
Current portion of related party debt	40,000	—
Current portion of financing lease obligations	5,969	3,461
Insurance financing liability	4,577	280
Total current liabilities	162,845	46,660
Asset retirement obligations	28,856	22,060
Long-term debt, net	18,757	3,339
Long-term financing lease obligations, net	4,917	4,599
Senior notes, net	32,830	32,363
Deferred tax liability, net	35,637	6,406
Other long-term liabilities	3,299	2,532
Total liabilities	287,141	117,959
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,155,735 at December 31, 2022 and 44,092,981 at December 31, 2021 shares issued and outstanding	442	441
Additional paid-in capital	168,711	163,566
Retained earnings	140,045	47,067
Total stockholders' equity	309,198	211,074
Total Liabilities and Stockholders' Equity	$596,339	$329,033

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Year ended December 31,
In thousands, except per-share amounts	2022	2021	2020

Revenue	$565,688	$283,394	$168,915

Costs and expenses
Cost of sales (exclusive of items shown separately below)	332,960	195,412	145,503
Asset retirement obligations accretion	1,115	615	570
Depreciation, depletion, and amortization	41,194	26,205	20,912
Selling, general and administrative	40,032	21,629	21,023
Total costs and expenses	415,301	243,861	188,008

Operating income (loss)	150,387	39,533	(19,093)

Other income (expense), net	2,637	7,429	11,926
Interest expense, net	(6,829)	(2,556)	(1,224)

Income (loss) before tax	146,195	44,406	(8,391)
Income tax expense (benefit)	30,153	4,647	(3,484)
Net income (loss)	$116,042	$39,759	$(4,907)

Earnings (loss) per common share
Basic	$2.63	$0.90	$(0.12)
Diluted	$2.60	$0.90	$(0.12)

Basic weighted average shares outstanding	44,164	43,964	42,460
Diluted weighted average shares outstanding	44,702	44,257	42,460

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Additional	Retained	Total
	Common	Paid-	Earnings	Stockholders'
In thousands	Stock	in Capital	(Deficit)	Equity
Balance at January 1, 2020	$410	154,957	14,716	170,083
Restricted stock surrendered for withholding taxes payable	(1)	(220)	—	(221)
Stock-based compensation	18	4,122	—	4,140
Net loss	—	—	(4,907)	(4,907)
Balance at December 31, 2020	427	158,859	9,809	169,095
Restricted stock surrendered for withholding taxes payable	(1)	(538)	—	(539)
Stock-based compensation	15	5,245	—	5,260
Dividends declared	—	—	(2,501)	(2,501)
Net income	—	—	39,759	39,759
Balance at December 31, 2021	441	163,566	47,067	211,074
Restricted stock surrendered for withholding taxes payable	(2)	(3,181)	—	(3,183)
Stock options exercised	—	107	—	107
Stock-based compensation	3	8,219	—	8,222
Dividends declared	—	—	(23,064)	(23,064)
Net income	—	—	116,042	116,042
Balance at December 31, 2022	$442	$168,711	$140,045	$309,198

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$116,042	$39,759	$(4,907)
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,115	615	570
Depreciation, depletion, and amortization	41,194	26,205	20,912
Amortization of debt issuance costs	491	214	58
Stock-based compensation	8,222	5,260	4,140
Loss on disposal of equipment	756	—	—
Other income - gain on sale of mineral rights	(2,113)	—	—
Other income - employee retention tax credit	—	(5,407)	—
Other income - PPP loan	—	—	(8,444)
Deferred income taxes	29,229	4,644	(3,503)
Changes in operating assets and liabilities:
Accounts receivable	3,279	(24,154)	(1,043)
Prepaid expenses and other current assets	(14,378)	5,519	986
Inventories	(29,182)	(3,844)	3,314
Other assets and liabilities	1,127	1,124	(1,270)
Accounts payable	12,727	(1,820)	2,753
Accrued expenses	19,361	5,225	(254)
Net cash provided by operating activities	187,870	53,340	13,312

Cash flow from investing activities:
Capital expenditures	(123,012)	(29,466)	(24,753)
Acquisition of Ramaco Coal assets	(11,738)	—	—
Acquisition of Maben Coal assets	(11,897)	—	—
Acquisition of Amonate assets	—	(30,147)	—
Proceeds from sale of mineral rights	2,000	—	—
Other	(1,061)	—	—
Net cash used for investing activities	(145,708)	(59,613)	(24,753)

Cash flows from financing activities:
Proceeds from PPP Loan	—	—	8,444
Proceeds from borrowings	42,000	54,368	50,043
Proceeds from stock options exercised	107	—	—
Payments of debt issuance cost	—	(2,356)	—
Payment of dividends	(20,041)	—	—
Repayment of borrowings	(26,026)	(26,300)	(45,598)
Repayment of Ramaco Coal acquisition financing - related party	(15,000)	—	—
Repayments of insurance financing	(1,290)	(862)	(1,382)
Repayments of equipment finance leases	(5,062)	(1,942)	—
Shares surrendered for withholding taxes payable	(3,183)	(539)	(221)
Net cash (used for) provided by financing activities	(28,495)	22,369	11,286

Net change in cash and cash equivalents and restricted cash	13,667	16,096	(155)
Cash and cash equivalents and restricted cash, beginning of period	22,806	6,710	6,865
Cash and cash equivalents and restricted cash, end of period	$36,473	$22,806	$6,710

Supplemental cash flow information:
Cash paid for interest (net of $1,061 capitalized in 2022)	$5,997	$1,601	$1,095
Cash paid for taxes	15,500	9	19
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	7,888	10,002	—
Financed equipment purchases	6,409	—	—
Capital expenditures included in accounts payable and accrued expenses	13,404	6,652	1,228
Ramaco Coal acquisition financing	56,551	—	—
Maben Coal acquisition financing	21,000	—	—
Financed insurance	5,587	280	1,588
Accrued dividends payable	5,524	2,501	—

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

Our development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek and RAM Mine. Each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. In addition, the Company completed acquisitions of Ramaco Coal, LLC (“Ramaco Coal”) and Maben Coal, LLC (“Maben Coal”) in the second and third quarter of 2022, respectively. With the Ramaco Coal acquisition, we control mineral deposits near Sheridan, Wyoming along with facilities that house research and development activities. With the Maben Coal acquisitions, the Company has obtained control of additional coal deposits in Wyoming County and Raleigh County, West Virginia.

Our operations include three deep mines and a surface mine at our Elk Creek mining complex (the “Elk Creek Complex”). Development of this complex commenced in 2016 and included construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains approximately 16 seams that we have targeted for production. The Company commenced expansion of the Elk Creek preparation plant during 2022 to increase production in future periods.

Development of our Berwind mining complex (the “Berwind Complex”) began in late-2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the COVID-19 outbreak. In early-2021, as pricing and demand improved, Berwind development was restarted. We successfully reached the thicker Pocahontas No. 4 seam in late 2021. In December 2021, we completed the acquisition of “Amonate Assets” from subsidiaries of Coronado Global Resources Inc. (“Coronado”), which include controlled mineral rights and a processing plant located in our Berwind Complex, saving us transportation costs to our Knox Creek plant 26 miles away. The Berwind Complex experienced an ignition event during 2022 that resulted in idling mining operations for one of the active mines. Production from the affected mine restarted in the first quarter of 2023.

Our Knox Creek facility includes a preparation plant and controlled mineral rights that we expect to develop in the future. The Knox Creek preparation plant processes coal from our Berwind Complex (until the newly acquired plant at the Berwind Complex is placed into operation) as well as coal mined from the rights acquired in the Maben Coal transaction and coal purchased from third parties.

Our RAM Mine property is located in southwestern Pennsylvania and is scheduled for initial production after a mining permit is issued and market conditions warrant development.

COVID-19—Uncertainty related to COVID-19 continues to linger across the world. The Company actively monitors for developments and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Russia/Ukraine Conflict--Regarding the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have contributed to volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may have a significant effect on market prices and overall demand for our coal and the cost of supplies and equipment. We are closely monitoring the potential effects on the market.

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

Use of estimates—The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are related to the quantity and value of coal inventories, stock-based compensation, asset retirement obligations, occupational disease obligations, evaluation of long-lived assets for impairment, and the quantities and values of coal reserves, depletion and amortization, useful lives, and income taxes.

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

Certain of our contracts with customers include provisions in which the price is derived from an index. If control of the goods transfers to the customer in the period before the final price is determined, revenue is recorded based on the estimated consideration to be received. The Company estimates the amount to which it expects to receive by reference to forward curve or other relevant data. These estimates have not been constrained for accounting purposes due to the short period of time over which the uncertainty is resolved.

Freight Revenue and Expense—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in revenue.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2022 and December 31, 2021 were $0.9 million and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the consolidated balance sheets.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value, with cost determined on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight, operating overhead, depreciation and amortization. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles. Supply inventories are valued at average cost. Coal inventories at December 31, 2022, were made up of $22.4 million of raw coal, $18.2 million of saleable coal, and $4.4 million of supplies. Coal inventories at December 31, 2021, were made up of $12.5 million of saleable coal, $2.6 million of supplies, and $0.7 million of raw coal.

Property, Plant and Equipment—Property, plant and equipment is recorded at cost. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Planned major maintenance costs which do not extend the useful lives of existing plant and equipment are expensed as incurred. When assets are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in the consolidated statements of operations.

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

Mine development begins when the facts and circumstances clearly establish the presence of a commercial mineralized deposit. Capitalized mine development costs represent the costs incurred to prepare mine sites and/or seams of coal for future mining. These costs include costs of acquiring, permitting, planning, research, and developing access to identified mineral reserves and other preparations for commercial production as necessary to develop and permit the properties for mining activities. When components of capitalized mine development costs are replaced with new components, the Company capitalizes the replacement as a separate component and charges off the net book value of the component that was replaced at the cease-use date.

If it is determined that an undeveloped mineral interest cannot be economically converted into proven and probable reserves, capitalized costs are assessed for impairment and future development costs are expensed as incurred. Operating expenditures including certain professional fees and overhead costs are not capitalized but are expensed as incurred.

Mineral rights and capitalized mine development costs are depleted and amortized on a units-of-production basis as mining of that mine’s assigned reserves takes place. Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives ranging from three to thirty years.

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

Impairment of Long-lived Assets—We review and evaluate held-and-used long-lived assets, including property, plant and equipment and mine development costs, for impairment when events or changes in circumstances indicate that the asset or asset group’s carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated undiscounted future cash flows, an impairment loss is recorded for the excess of the carrying amount over the estimated fair value, if any. We may, under limited circumstances, idle mining operations in response to certain events or conditions. Because an idling is not a permanent closure, it is not considered an automatic indicator of impairment.

Asset Retirement Obligations—Legal obligations associated with the retirement of long-lived assets are initially recognized at their estimated fair value, with a corresponding charge to capitalized development costs, at the time they are incurred. Our asset retirement obligations primarily consist of spending estimates related to reclaiming metallurgical coal land and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. Spending estimates are adjusted for inflation and then discounted at the credit-adjusted, risk-free rate. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of mining. We review our asset retirement obligations on at least an annual basis for significant changes in the estimated timing or amount of cash flows.

Occupational Disease (Pneumoconiosis) Obligations. We recognize as a liability to provide for occupational disease (pneumoconiosis) benefits to eligible employees, former employees and dependents as required by the Federal Mine Safety and Health Act of 1969, as amended. The occupational disease benefit obligation represents the present value of the actuarially computed liabilities for such benefits over the employees’ applicable years of service.

Estimating our occupational disease (pneumoconiosis) benefits obligation requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries to assist in preparing what constitutes adequate liability amounts. Inherent in the calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement awards in the legal and regulatory environments. Adjustments to estimated liabilities due to changes in actuarial assumptions are recorded immediately in earnings in the period in which the change in estimate occurs.

Other Income—We accounted for the SBA Paycheck Protection Program Loan (“PPP Loan”) as an in-substance government grant because we expected to meet the PPP Loan forgiveness eligibility criteria and concluded that the loan represents, in substance, a grant that is expected to be forgiven. Proceeds from the PPP Loan were initially recognized as a deferred income liability. Subsequently, we reduced this liability and recognized income on a systematic basis over the period in which the related costs for which the PPP Loan was intended were incurred. PPP Loan income is presented as other income within the consolidated statements of operations for 2020.

In addition, we recognized $5.4 million associated with the Coronavirus Aid, Relief and Economic Security Act Employee Retention Tax Credit as other income within the consolidated statements of operations for 2021.

Leases—We determine if an arrangement is or contains a lease at contract inception, and lease classification is determined at the commencement date. Leases are recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities except for leases with a term of 12 months or less.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of the fixed lease payments over the lease term. The Company does not separate lease and non-lease components for all leases as permitted under the accounting guidance for leases. As most of our leases do not contain a readily determinable implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating and finance lease ROU assets also include lease prepayments made by the Company and are reduced by any lease incentives received by the Company prior to commencement. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For operating leases, lease expense is recorded in the income statement based on a straight-line recognition of the total fixed payments over the lease term. For finance leases, accretion of the liability is recognized as interest expense and the ROU asset is amortized separately on a straight-line basis similar to the depreciation of equipment owned by the Company.

Leases of mineral reserves and the related land leases are exempted under U.S. GAAP from recognition on the consolidated balance sheets.

Fair Value Measurements— Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are recognized or disclosed at fair value are categorized in the fair value hierarchy based on the observability of the inputs utilized in the valuation. The levels of the hierarchy include: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs are other than quoted prices included in Level 1 that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring us to make assumptions about pricing by market participants.

The fair values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their carrying amounts at each reporting date. The Company’s Senior Notes have an estimated fair value of $36 million and $38 million at December 31, 2022 and 2021, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement at December 31, 2022 and a Level 1 measurement at December 31, 2021 based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Nonrecurring fair value measurements of the Company include asset retirement obligations and estimated values used to allocate the acquisition cost of long-lived assets to individual assets, neither of which are subject to the fair value disclosure requirements.

The fair value of asset retirement obligations is determined as the present value of estimated cash flows related to reclamation obligations, which is likely a Level 3 measurement due the use of unobservable inputs such as estimates regarding the amount and timing of costs to be incurred, the Company’s credit-adjusted discount rate, and inflation rates.

The consideration for the Company’s acquisitions was allocated based on the relative fair values of the assets acquired, the primary asset of which was mineral rights. The fair values of mineral rights were determined based on Level 3 inputs, which are generally unobservable, requiring the Company to make assumptions about future coal prices, capital expenditures, future coal production, costs of production, and an appropriate rate at which to discount the future cash flows.

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

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no uncertain tax positions requiring liability recognition as of December 31, 2022 and 2021. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations is currently open for all tax returns filed.

Segment Reporting—Our properties located in West Virginia, Virginia and Pennsylvania each consist of mineral reserves for production of metallurgical coal from both underground and surface mines. These operations are within the Appalachian basin. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin. For financial reporting purposes, these operations represent a single segment because each possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.

The Ramaco Coal acquisition in 2022, as discussed in greater detail in Note 4, provides the Company with royalty savings and controlled mineral rights as well as a research and pilot facility located near Sheridan, Wyoming related to the Company’s possible expansion into the manufacturing and commercialization of advanced carbon products and materials from coal. The Wyoming property includes a thermal coal deposit and permit and is currently undergoing mineral analysis and core drilling to assess potential concentrations of rare earth elements. The Company refers to this potentially new business line as “CORE” (Carbon Ore-Rare Earth), signifying its focus on carbon ore and rare earth elements.

CORE represents a separate operating segment and has economic and geographic differences compared to the Company’s metallurgical operations in the Appalachian basin; however, CORE does not meet the significance tests for separate disclosure as a reportable segment at this time. In addition, reconciling items of the metallurgical coal segment to the Company’s consolidated results are not yet material. The chief operating decision maker does not regularly review segment asset information for the purpose of assessing performance and making resource allocation decisions.

Stock-Based Compensation—Compensation cost for equity awards is based on the grant-date fair value of the award and is recognized over the requisite service period. Forfeitures are recognized as they occur.

The fair values of restricted stock and restricted stock unit awards having only a service condition were determined using the publicly-traded price of our common stock on the grant date. The fair value of performance stock units, which vest based on the achievement of relative total shareholder return goals, was determined on the date of grant based on a Monte Carlo simulation. The fair value of stock option awards was calculated using the Black-Scholes option-pricing model. The Black-Scholes model requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility, risk-free interest rate, dividend rate and service period.

Concentrations—Our operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our operations. In 2022, 2021, and 2020, approximately 58%, 51%, and 71%, respectively, of our revenue was derived from coal shipments to customers in North American markets.

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

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for doubtful accounts by taking into consideration the age of past due accounts and an assessment of our customers’ ability to pay. An allowance for doubtful accounts was not necessary as of December 31, 2022 and 2021.

During 2022, sales to two customers accounted for approximately 38% of total revenue. The total balance due from these customers at December 31, 2022 was approximately 32% of total accounts receivable. During 2021, sales to three customers accounted for approximately 58% of total revenue. The total balance due from these customers at December 31, 2021 was approximately 58% of total accounts receivable. During 2020, sales to three customers accounted for approximately 70% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues and related receivables.

Recent Accounting Pronouncements Adopted

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

In August 2018, the FASB issued ASU 2018-15, Internal-Use Software, which addresses the accounting for implementation costs associated with a hosted service. The standard provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. We adopted this standard as of January 1, 2020, on a prospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which became effective immediately. The amendments in ASU 2020-04 provide optional relief regarding the accounting effects of reference rate reform, including various types of contract modifications (e.g., debt) as well as hedging relationships. Overall, the guidance permits financial reporting that generally reflects the intended continuation of contracts that reference rates, such as the London Interbank Offered Rate (“LIBOR”), that are expected to be discontinued as a result of reference rate reform initiatives. In December 2022, the FASB issued ASU 2022-06, which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. The Company had previously entered into a term loan that referenced LIBOR; however, this debt was repaid in the fourth quarter of 2022 and, therefore, a contract amendment to replace LIBOR is not required. The Company is unaware of any additional references to rates that will be discontinued under reform initiatives.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In thousands)	2022	2021
Plant and equipment	$232,885	$167,019
Mining property and mineral rights	120,760	26,064
Construction in process	34,698	9,972
Capitalized mine development costs	153,436	104,291
Less: accumulated depreciation and amortization	(111,937)	(80,269)
Total property, plant and equipment, net	$429,842	$227,077

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $33.4 million as of December 31, 2022 and $25.1 million as of December 31, 2021.

In addition to the amounts discussed above, on July 10, 2022, the Company experienced a methane ignition at the Berwind No. 1 mine, which was one of the active mines at our Berwind mining complex. The other mines resumed production while the Berwind No. 1 mine was idled until a full investigation could be conducted. There were no personnel in the mine at the time of the incident and no injuries or fatalities occurred. The overall impact to pre-tax earnings in 2022 was immaterial except for idle mine costs of $9.5 million recognized during the year. Production from the Berwind No. 1 mine restarted in the first quarter of 2023.

Mining property and mineral rights are made up primarily of significant asset acquisitions that occurred in 2022 and 2021. Refer to Note 4 for more information.

Depreciation, depletion, and amortization included:

	Year ended December 31,
(In thousands)	2022	2021	2020
Depreciation of plant and equipment	$24,132	$17,945	$17,094
Amortization of right of use assets (finance leases)	4,846	1,109	—
Amortization and depletion of
capitalized mine development costs and mineral rights	12,216	7,151	3,818
Total depreciation, depletion, and amortization	$41,194	$26,205	$20,912

NOTE 4—ACQUISITIONS

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

Concurrent with this acquisition, the Company and Ramaco Coal each sold certain mineral rights located in West Virginia (the “Split Ridge Arrangement”). To compensate for the sale of these rights, we received an overriding royalty arrangement which included $2 million up front and $125 thousand quarterly minimum royalty payment beginning in January 2024 until December 2028. The fair value of this arrangement was $3.7 million, of which, $1.6 million was treated as an allocation of the fair value of this disposed component of Ramaco Coal and, separately, a $2.1 million gain on the sale of the Company’s mineral rights included in Other income (expense), net on the 2022 Consolidated Statement of Operations.

The acquisition of Ramaco Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to metallurgical coal deposits. The consideration paid in connection with the acquisition of Ramaco Coal, including $1.6 million in closing costs, relinquishment of $1.6 million of prepaid royalties and $0.1 million paid to a mineral owner as part of the acquisition, was approximately $68.3 million and was allocated based on fair values to mining property and mineral rights ($65.1 million), buildings ($2.6 million) and equipment ($0.6 million). Refer to Note 7 for a description of the acquisition financing.

Maben Coal

On September 23, 2022, the Company completed the acquisition of 100% of the equity interests of Maben Coal, LLC (“Maben Coal”) pursuant to the Securities Purchase Agreement dated August 8, 2022, with Appleton Coal, LLC. The purchase price was approximately $30.0 million, consisting of an initial payment of $9.0 million and proceeds from a new two-year loan in the amount of $21.0 million. The Company also paid approximately $1.7 million of transaction costs and recognized liabilities of $1.3 million on the closing date, primarily related to $1.2 million of cash bond replacement obligations incurred by the Company as part of the transaction. In October 2022, the Company paid off the $1.2 million cash bond replacement obligation to Appleton Coal, LLC, which has been included in the investing activities section of the statement of cash flows.

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

The acquisition of Maben Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to leased metallurgical coal deposits. The total consideration of approximately $33.0 million was allocated to mining property and mineral rights ($30.6 million), capitalized mine development costs ($1.0 million), receivable for the right to recover cash bond replacement payments made by the Company as discussed above ($1.2 million), and recoupable royalties ($0.2 million). Refer to Note 7 for information regarding the acquisition financing.

Amonate Assets

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

NOTE 5—ASSET RETIREMENT OBLIGATIONS

We estimate asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third-party to perform the required work. Amounts recorded related to asset retirement obligations were as follows:

	December 31,
(In thousands)	2022	2021
Balance at beginning of year	$22,549	$15,156
Additional asset retirement obligations acquired/incurred	1,440	6,919
Expenditures made	—	(62)
Accretion expense	1,115	615
Revisions to estimates	3,781	(79)
Balance at end of year	$28,885	$22,549

NOTE 6—ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses at December 31, 2022 consisted of accrued compensation and related benefits of $14.3 million, accrued purchases of $11.5 million, and various other liabilities. Accrued expenses at December 31, 2021 consisted of accrued compensation and related benefits of $5.6 million, accrued purchases of $2.8 million, and various other liabilities. The Company sponsors a defined contribution plan to assist eligible employees in providing for their future retirement needs. The Company’s contributions to the plan totaled $2.3 million, $1.2 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Other long-term liabilities were comprised primarily of worker’s compensation and occupational disease obligations discussed below.

Workers’ Compensation and Occupational Disease Obligations

We are self-insured for certain losses relating to workers’ compensation claims and occupational disease obligations under the Federal Mine Safety and Health Act of 1969, as amended. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. The occupational disease benefit obligation represents the present value of the actuarially computed liabilities for such benefits over the employees’ applicable years of service. The occupational disease benefit liability was calculated using a discount rate of 5.60% and 3.26% at December 31, 2022 and 2021, respectively.

As of December 31, 2022, the estimated aggregate liability for uninsured claims totaled $3.6 million, including $1.5 million of occupational disease obligations. Of the aggregate liability, $2.7 million was included in other long-term liabilities within the consolidated balance sheets. As of December 31, 2021, the estimated aggregate liability for uninsured claims totaled $3.9 million, including $1.4 million of occupational disease obligations. Of the aggregate liability, $2.4 million was included in other long-term liabilities within the consolidated balance sheets.

NOTE 7—DEBT

Our outstanding debt consisted of the following:

	December 31,
(In thousands)	2022	2021
Term loan	$—	$3,334
Revolving Credit Facility	25,000	—
Equipment loans	8,396	7,679
Senior Notes, net	32,830	32,363
Financing of Ramaco Coal acquisition - Related party debt	40,000	—
Financing of Maben Coal acquisition	21,000	—
Total debt	$127,226	$43,376
Current portion of long-term debt	75,639	7,674
Long-term debt, net	$51,587	$35,702

Revolving Credit Facility and Term Loan—On November 2, 2018, we entered into a Credit and Security Agreement (as amended or amended and restated) with KeyBank National Association (“KeyBank”), as the administrative agent, and other lenders party thereto. The Credit Agreement was amended on February 20, 2020 and March 19, 2021. On October 29, 2021, we entered into the Amendment and Restatement with KeyBank. Prior to the Amendment and Restatement, the Credit Agreement consisted of the $10.0 million Term Loan and up to $30.0 million revolving line of credit, including $3.0 million letter of credit availability. The Amendment and Restatement increased the overall availability under the revolving credit line to $40.0 million and extended the maturity date to December 31, 2024. All personal property assets, including, but not limited to accounts receivable, coal inventory and certain mining equipment are pledged to secure the Revolving Credit Facility. On April 29, 2022, we entered into the First Amendment to the Amended and Restated Credit and Security Agreement with KeyBank to allow for the Ramaco Coal acquisition. On September 23, 2022, we entered into a Second Amendment to the Amended and Restated Credit and Security Agreement with KeyBank to allow for the Maben Coal acquisition.

The Revolving Credit Facility has a maturity date of December 31, 2024 and bears interest based on the Secured Overnight Financing Rate (“SOFR”) + 2.0% or Base Rate + 1.5%. “Base Rate” is the highest of (i) KeyBank’s prime rate, (ii) Federal Funds Effective Rate + 0.5%, or (iii) SOFR + 2.0%. Advances under the Revolving Credit Facility are made initially as Base Rate loans but may be converted to SOFR rate loans at certain times at our discretion. At December 31, 2021, the borrowing base was $38.5 million and there were $25.0 million of borrowings outstanding under the facility, leaving $13.5 million of remaining availability.

The Term Loan is secured under a Master Security Agreement with a pledge of certain underground and surface mining equipment, bears interest at LIBOR + 5.15% and is required to be repaid in monthly installments of $278 thousand including accrued interest. The term loan was repaid in full as of December 31, 2022.

The Credit Agreement contains usual and customary covenants including limitations on liens, additional indebtedness, investments, restricted payments, asset sales, mergers, affiliate transactions and other customary limitations, as well as financial covenants. At December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan bears interest at 7.45% per annum and is payable in 36 monthly installments of $147 thousand. There is a 3% premium for prepayment of the note within the first 12 months. This premium declines by 1% during each successive 12-month period. The outstanding principal balance was $0.6 million at December 31, 2022.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of approximately $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan bears interest at 0% per annum and is payable in 24 monthly installments totaling $200 thousand. In the third quarter of 2022, we obtained additional equipment loans of $4.4 million. The 2022 loans bear no interest and are payable in 24 monthly installments of $195 thousand. The total outstanding principal balance of the Fletcher Equipment Loans was $6.1 million at December 31, 2022.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.5 million at December 31, 2022.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments. Additional equipment loans of $0.6 million were entered into during October 2022. The outstanding principal balance of the Brandeis Equipment Loans was $1.2 million at December 31, 2022.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), less $2.4 million for issuance costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal remains at $34.5 million; however, the balance of the Senior Notes reported at December 31, 2022 was $32.8 million, which is net of unamortized discounts and issuance costs of $1.7 million. The effective interest rate is approximately 10.45%.

Ramaco Coal Deferred Purchase Price—On April 29, 2022, we acquired the assets of Ramaco Coal (see Note 4) and entered into an agreement whereby an investment fund managed by Yorktown Partners, as lender, provided financing for the acquisition in the principal amount of $55.0 (the “Ramaco Coal Loan”). The Ramaco Coal Loan bears interest at 9% per annum and is payable in seven quarterly installments of $5 million for each remaining quarter in 2022 and $10 million for each quarter in 2023 until maturity. The outstanding principal balance of the Ramaco Coal Loan was $40.0 million at December 31, 2022 and is secured by the membership interests of Ramaco Coal, LLC. In the event we make an initial public offering of the equity interests of all or substantially all of the acquired assets of Ramaco Coal, the seller shall have the option to convert up to fifty percent (50%) of the then outstanding principal balance, not to exceed $30 million, into a proportionate equity ownership in such initial public offering.

Financing of Maben Coal Acquisition – On September 23, 2022, we acquired 100% of the equity interests of Maben Coal, LLC (see Note 4) and entered into a secured loan with Investec Bank PLC in the amount of $21.0 million to pay a portion of the purchase price. The loan bears interest at the applicable secured overnight financing rate (“SOFR”) plus a margin of 3.0% payable in cash, compounded monthly. Beginning in January 2023, the Company must start making monthly repayments of the outstanding principal in the amount of $800 thousand per month until the maturity date of September 23, 2024. The outstanding principal balance was $21.0 million at December 31, 2022.

The loan contains certain financial covenants, including minimum cash balance, leverage ratio, and interest coverage ratio requirements. At December 31, 2022, we were in compliance with the financial covenants related to the loan.

Current portion of long-term debt – The current portion of the Company’s outstanding debt was made up of $20.0 million under the Revolving Credit Facility, which was paid shortly after the balance sheet date, as well as $6.0 million of equipment loans, $40.0 million of related party debt associated with the Ramaco Coal acquisition, and $9.6 million of financing associated with the Maben Coal acquisition.

SBA Paycheck Protection Program Loan— On April 20, 2020, we received proceeds from the PPP Loan in the amount of $8.4 million from KeyBank, as lender, pursuant to the PPP of the CARES Act. The purpose of the PPP is to encourage the continued employment of workers. We used all of the PPP Loan proceeds for eligible payroll expenses, lease, interest and utility payments. We recognized $8.4 million of other income during 2020 for the anticipated full forgiveness of Paycheck Protection Program loan we received. On July 29, 2021, we were notified by KeyBank that full forgiveness had been approved by the SBA. There were no amounts outstanding as of December 31, 2022 and 2021.

Insurance financing—In the fourth quarter of 2022, the Company financed premium payments of $5.6 million associated with various insurance policies, which must be repaid to a third-party finance company in monthly installments over a one-year term. The outstanding debt balance was $4.6 million at December 31, 2022, which is not reflected in the tables above or below. The total unamortized asset balance associated with upfront payments of insurance premiums to insurance carriers was $5.1 million at December 31, 2022, and was included in Prepaid expenses and other on the Consolidated Balance Sheet.

Maturities of our debt, which include $1.7 million of discounts and issuance costs to be accreted over future periods, are as follows:

(In thousands)
Years ending December 31:
2023	$75,639
2024	18,406
2025	351
2026	34,500
2027	—
Total debt	$128,896

NOTE 8—LEASES

The Company has various finance leases for mining equipment, which are generally for terms up to 36 months and expire through 2025. In addition, we have one operating lease for office space with a term of approximately five years that runs through 2027.

Amortization of right of use assets associated with finance leases was $4.8 million, $1.1 million, and $0.0 million in 2022, 2021, and 2020, respectively, as discussed in Note 3. Interest expense recognized for financing lease liabilities was $0.4 million, $0.1 million, and $0.0 million in 2022, 2021, and 2020, respectively. Operating lease expense was $0.2 million in 2022 and $0.1 million per year in 2021 and 2020.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	December 31, 2022	December 31, 2021

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$12,905	$9,128
Operating	Other assets	694	25
Total right-of-use assets		$13,599	$9,153

Current lease liabilities
Financing	Current portion of financing lease obligations	$5,969	$3,461
Operating	Accrued expenses	122	25
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$4,917	$4,599
Operating	Other long-term liabilities	585	—
Total lease liabilities		$11,593	$8,085

Minimum lease payments for our lease obligations are as follows:

	December 31, 2022
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2023	$6,302	$161	$6,463
2024	4,005	161	4,166
2025	1,032	164	1,196
2026	—	168	168
2027	—	168	168
Total undiscounted lease payments	11,339	822	12,161
Less: Amounts representing interest	(453)	(115)	(568)
Present value of lease obligations	$10,886	$707	$11,593

Weighted average remaining term (years)	2.0	5.0
Weighted average discount rate	4.2%	6.0%

Coal Leases and Associated Royalty Commitments—Leases of mineral reserves and related land leases are exempt from the lease accounting requirements addressed above. Refer to Note 10 for information regarding coal leases and associated royalty commitments.

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

The Company routinely allows employees to surrender common stock to pay estimated taxes upon the vesting or exercise of stock-based compensation awards. The value of common stock tendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. There were no other repurchases of common shares.

Stock-Based Compensation Awards

Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock. As of December 31, 2022, there were approximately 5.4 million shares of common stock available for grant under the LTIP, which includes 4.0 million authorized shares that became effective on February 23, 2022. Additionally, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement, and may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of December 31, 2022, we had four types of stock-based awards outstanding: stock options, restricted stock, restricted stock units, and performance stock units. Stock-based compensation expense for all stock-based awards totaled $8.2 million in 2022, $5.3 million in 2021, and $4.1 million in 2020.

Options—We granted options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. During the third quarter of 2022, 20,000 options with an intrinsic value of $0.124 million were exercised, leaving a balance of 917,424 options. The remaining options are outstanding and unexercised and were in-the-money at December 31, 2022 with an intrinsic value of $3.2 million. No compensation expense was recognized for these awards in 2022, 2021, or 2020 as the awards became fully vested in previous years.

The following table summarizes the remaining stock-based awards outstanding, as well as activity for the periods:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Outstanding at December 31, 2020	2,845,525	4.28	—	—	—	—
Granted	1,592,659	4.37	—	—	—	—
Vested	(567,135)	6.55	—	—	—	—
Forfeited	(129,279)	4.11	—	—	—	—
Outstanding at December 31, 2021	3,741,770	$3.98	—	$—	—	$—
Granted	214,363	14.59	248,706	15.65	248,706	22.21
Vested	(809,539)	6.57	(82,903)	15.65	—	—
Forfeited	(637)	15.65	—	—	—	—
Outstanding at December 31, 2022	3,145,957	$4.04	165,803	$15.65	248,706	$22.21

The total fair value of awards vested was $11.0 million during 2022, $5.1 million during 2021, and $1.5 million during 2020.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. Upon vesting, the restricted stock becomes unrestricted common shares. The fair value of the restricted stock on the date of the grant during 2022, which averaged $14.59 per share, is amortized ratably over the service period. At December 31, 2022, there was $5.0 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 0.8 years. The fair value of restricted stock awards that vested during 2022 was $10.3 million. The fair value of the outstanding restricted stock awards was $27.7 million based on the year-end 2022 closing stock price.

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

Restricted Stock Units—We grant shares of restricted stock units to certain senior executives and key employees. These share units vest ratably over approximately three years from the date of grant. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

The 248,706 restricted stock units granted during 2022 are linked to the Company’s common stock value which was fair valued on the date of grant at $15.65 per share and is recognized ratably over the service period. At December 31, 2022, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over the next two years. The fair value of restricted stock unit awards that vested during 2022 was $0.7 million. The fair value of the outstanding restricted stock unit awards was $1.5 million based on the year-end 2022 closing stock price.

Performance Stock Units—We grant shares of performance stock units to certain senior executives and key employees. These share units cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

The Company’s 248,706 performance stock units were valued relative to the stock price performance of a peer group of companies, which was fair valued at $22.21 per share at the date of grant based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At December 31, 2022, there was $3.8 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over the next two years. The intrinsic value of the outstanding performance stock units, at target, was $2.2 million at December 31, 2022.

Dividends

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

Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on June 15, 2022, to shareholders of record on June 1, 2022.

Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on September 15, 2022, to shareholders of record on September 1, 2022.

Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on December 15, 2022, to shareholders of record on December 1, 2022.

On December 8, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.1250 per share of common stock. Dividends of $5.5 million were accrued in December 2022, and are payable on March 15, 2023, to shareholders of record on March 1, 2023.

For the full year 2022, the Company recognized $23.1 million of cash dividends declared against retained earnings, including $5.5 million that were unpaid as of December 31, 2022. For the full year 2022, the Company paid $20.0 million of dividends, including $2.5 million that were accrued at December 31, 2021.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a small amount of surety bonds that secure performance obligations. Bonds outstanding at December 31, 2022 totaled approximately $25.9 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $34.2 million, $18.5 million, and $11.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Minimum royalty obligations under coal leases total $27.1 million and are broken down as follows: $3.3 million for 2023, $3.3 million for 2024, $3.4 million for 2025, $3.1 million for 2026, $2.9 million for 2027, and $11.1 million thereafter. Please refer to Note 12 for information regarding related party transactions.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2022, the Company’s remaining commitments under take-or-pay arrangements expiring through March 31, 2024 totaled $5.1 million, the majority of which are expected to be satisfied in one year. The level of these commitments will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. No amounts have been recognized as contingent liabilities related to take-or-pay arrangements.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and, therefore, on August 21, 2019, we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc. The trial in the matter commenced on June 29, 2021, in Charleston, West Virginia. On July 15, 2021, the jury returned a verdict in our favor for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. On August 12, 2021, the defendants filed a post-trial motion for judgment as a matter of law or in the alternative to alter or amend the judgment or for a new trial. The parties fully briefed the motion, and it stood submitted on August 31, 2021. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, based largely on the court’s decision to vacate and set aside, in its entirety, the jury award of damages for inconvenience and aggravation. The same day, the court entered the judgment in accordance with the memorandum opinion and order.

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. The matter has been fully briefed by the parties, and the court heard oral argument on January 27, 2023. The matter is now pending before the court.

NOTE 11—REVENUES

Our revenue is derived from contracts for the sale of coal and is recognized when the performance obligations under the contracts are satisfied, which is at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either a fixed price or a price derived against index-based pricing mechanisms. Sales completed with delivery to an export terminal are reported as export revenue. Disaggregated information about our revenue is presented below:

(In thousands)	2022	2021	2020
Coal Sales
North American revenue	$328,322	$143,946	$119,981
Export revenue, excluding Canada	237,366	139,448	48,934
Total revenue	$565,688	$283,394	$168,915

Fourth quarter 2022 revenue that can be derived from the Company’s periodic filings includes a $2.8 million downward adjustment to revenue related to performance obligations that were satisfied in the previous quarter. This adjustment was due to the true-up of the Company’s previous estimate of certain provisional pricing provisions.

As of December 31, 2022, the Company had outstanding performance obligations of approximately 1.5 million tons for contracts with fixed sales prices averaging $202 per ton, excluding freight, which will generally be satisfied within the next year, and 0.7 million tons for contracts with index-based pricing mechanisms. Index-based prices have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Sales into individual foreign countries equaling or exceeding 10% of our total revenues included Canada and South Africa at 12% and 10%, respectively, for 2022.

NOTE 12—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, as discussed in Note 4, much of the coal reserves and surface rights that we controlled were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Production royalties payable to Ramaco Coal in the amount of $0.4 million were included in accounts payable on the December 31, 2021 consolidated balance sheet. Royalties paid to Ramaco Coal in 2022, prior to the acquisition, totaled $3.1 million. Royalties paid to Ramaco Coal in 2021 and 2020 totaled $5.7 million and $4.5 million, respectively.

Administrative Services—Also prior to the acquisition of Ramaco Coal, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees pursuant to a Mutual Service Agreement, dated December 22, 2017, and effective as of March 31, 2017. Each party will pay the other a fee on a quarterly basis for such services calculated as the annual base salary of each employee providing services multiplied by the percentage of time each employee spent providing services for the other party. Year-to-date charges to Ramaco Coal in 2022, prior to the acquisition, were $44 thousand. Charges to Ramaco Coal were $0.1 million in 2021 and $0.2 million in 2020.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services paid to Jones in 2022 and 2021 totaled $0.8 million and zero, respectively.

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal, as discussed in Note 4, we incurred interest expense of $3.0 million in 2022. The outstanding principal balance of the Ramaco Coal Loan was $40.0 million at December 31, 2022. Refer to Note 7 for additional information regarding the terms of the financing.

Ramaco Foundation--The Company made a charitable cash contribution of $1.0 million during 2022 to the Ramaco Foundation, which was recognized in other income (expense), net, on the income statement. The Ramaco Foundation is an unconsolidated not-for-profit organization whose board of directors includes several members of the Company’s management and board of directors.

NOTE 13—INCOME TAXES

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(In thousands)	2022	2021	2020
Current taxes:
Federal	$517	$—	$—
State	407	3	19
Current taxes	924	3	19
Deferred taxes:
Federal	28,389	6,518	(3,164)
State	840	(1,874)	(339)
Deferred taxes	29,229	4,644	(3,503)
Provision for income tax expense (benefit), net	$30,153	$4,647	$(3,484)

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Years ended December 31,
(In thousands)	2022	2021	2020
Income taxes computed at the federal statutory rate	$30,701	$9,325	$(1,762)
Effect of:
State taxes, net of federal benefits	1,422	796	(253)
State tax rate changes, net of federal benefits	(546)	(2,274)	—
Percentage depletion	(3,314)	(3,363)	(714)
PPP Loan forgiveness	—	—	(1,773)
Stock-based compensation	(1,499)	(194)	473
162(m) compensation limitation	3,481	—	—
Other, net	(92)	357	545
Total	$30,153	$4,647	$(3,484)

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$6,598	$15,975
Asset retirement obligations	6,359	5,175
Accrued expenses	3,257	744
Stock-based compensation	2,249	2,331
Total deferred tax assets	18,463	24,225

Deferred tax liabilities:
Depreciation & amortization	(54,100)	(30,631)
Net deferred tax liabilities	$(35,637)	$(6,406)

As of December 31, 2022, our federal net operating loss carryforwards were approximately $24 million. Total state loss carryforwards were approximately $32 million. The Company’s net operating loss carryforwards have no statutory expiration.

Cash paid for income taxes totaled $15.5 million in 2022. The Company recognized an income tax receivable of $14.6 million included in prepaid expenses and other current assets at December 31, 2022.

NOTE 14—EARNINGS (LOSS) PER SHARE

The following table is a calculation of the net earnings (loss) per basic and diluted share:

	Years ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Numerator
Net income (loss)	$116,042	$39,759	$(4,907)
Denominator
Weighted average shares used to compute basic earnings per share	44,164	43,964	42,460
Dilutive effect of stock option awards	532	293	—
Dilutive effect of restricted stock units	6
Weighted average shares used to compute diluted earnings per share	44,702	44,257	42,460

Earnings (loss) per share
Basic	$2.63	$0.90	$(0.12)
Diluted	$2.60	$0.90	$(0.12)

Diluted EPS for 2022 excludes 248,706 of target performance stock units based on the guidance for contingently issuable shares, which requires exclusion when, based on current period results, the shares would not be issuable if the end of the reporting period were the end of the contingency period. Refer to Note 9 for additional information regarding performance stock unit awards. Diluted EPS for 2020 excludes 937,424 options to purchase our common stock because their effect would be anti-dilutive.

NOTE 15—SUBSEQUENT EVENTS

Shortly after the balance sheet date, the Company repaid $20 million of the $25 million of borrowings under the Revolving Credit Facility using funds from current operations. At a later date, on February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which includes multiple lending parties and provides additional borrowing capacity compared to the facility utilized in 2022. The new facility, which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50 million subject to certain terms and conditions, including lender’s consent. The aggregate revolving commitment had a borrowing base of $66.3 million at the closing date of the new facility after consideration of collateral and reserve requirements. The Company utilized the new facility to borrow an additional $20 million and used $10 million of the proceeds to pay down related-party debt associated with the acquisition of Ramaco Coal. The remaining availability under the new facility was $41.3 million at the closing date after outstanding borrowings of $25.0 million.

Revolving loans under the new facility bear interest at either the base rate plus 1.50% or the Secured Overnight Financing Rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%.

The terms of the new facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the new facility also contain a financial covenant that requires the Company to maintain a fixed charge coverage ratio of not less than 1.10:1.00 calculated as of the last day of each fiscal quarter starting with the first quarter of 2023. The new facility also contains certain compensating balance requirements, which include that the Company maintain an average daily cash balance of $5 million, as determined on a monthly basis, to assure future credit availability.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer, who serves as our principal executive officer, and chief financial officer, who serves as our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d - 15(e) under the Exchange Act), as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective based on this evaluation.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on this assessment and these criteria.

Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, MCM (PCAOB ID: 2276), has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no significant changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures. We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Equity for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 7, 2017)

2.2

Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC, and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 24, 2022)

2.3

Securities Purchase Agreement, dated as of August 8, 2022, between Ramaco Development, LLC and Appleton Coal LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38003) filed with the SEC on August 8, 2022

2.4

Asset Purchase Agreement, dated as of October 26, 2021, among Ramaco Resources, Inc., Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on October 26, 2021)

3.1

Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.3

Amendment No. 1 to the Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 15, 2020)

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

Indemnification Agreement (Aurelia Skipwith Giacometto) (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on April 1, 2022)

†10.55	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

†10.56

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.57

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.58

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

†10.59

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

10.60

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 20, 2020)

10.61

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.62

Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.63

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 28, 2020)

10.64

Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

10.65

Amended and Restated Credit and Security Agreement, dated October 29, 2021, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as the borrowers, the lenders party thereto and KeyBank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 2, 2021)

†10.66

First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 2, 2022)

+10.67

Loan Agreement, dated as of September 23, 2022, between Ramaco Development, LLC and Investec Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on September 26, 2022)

+10.68

First Amendment to Amended and Restated Credit and Security Agreement, dated April 29, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Filed No. 001-38003) filed with the Commission on August 9, 2022)

+10.69

Second Amendment to Amended and Restated Credit and Security Agreement, dated September 23, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on November 9, 2022)

+10.70

Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, Inc. as borrowers, the lenders party thereto and KeyBank National Association, as agent, lender, swing line lender, and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 17, 2023)

16.1

Letter from Briggs & Veselka Co. to Securities and Exchange Commission dated January 21, 2022. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on January 24, 2022)

16.2	Crowe LLP consent letter, dated April 20, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 20, 2022)
*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of MCM CPAs & Advisors LLP

*23.2	Consent of Weir International, Inc.

23.3	[Reserved]

*23.4	Consent of Crowe LLP

*23.5	Consent of Briggs & Veselka Co.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*96.1	Mineral resource and reserve estimates at the Berwind Complex, dated March 9, 2023, with an effective date of December 31, 2022

*96.2	Mineral resource and reserve estimates at the Knox Creek Complex, dated March 9, 2023, with an effective date of December 31, 2022

96.3

Mineral resource and reserve estimates at the Elk Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 001-38003) filed with the Commission on January 10, 2023)

*101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

March 14, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 14, 2023	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

March 14, 2023	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

March 14, 2023	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

March 14, 2023	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

March 14, 2023	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

March 14, 2023	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

March 14, 2023	By:	/s/ Peter Leidel
Peter Leidel
Director

March 14, 2023	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

March 14, 2023	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

March 14, 2023	By:	/s/ E. Forrest Jones, Jr.
E. Forrest Jones, Jr.
Director