Form 10-K/A
period 2022-12-31
Ramaco Resources, Inc.
filed 2023-04-07
CIK 1687187

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

Explanatory Note

Ramaco Resources, Inc. (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) in order to amend and restate Item 15(b) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed March 14, 2023 (the “Original 10-K”), to provide amended Exhibits 96.1 and 96.2 pursuant to correspondence with the staff (the “Staff”) of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of our registration statement on Form S-1, filed March 20, 2023. Item 15(b) is hereby amended and restated in its entirety.

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

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

2

TABLE OF CONTENTS

		Page

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	4
SIGNATURES		13

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit
Number	Description

2.1	Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 7, 2017)

2.2	Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC, and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 24, 2022)

2.3	Securities Purchase Agreement, dated as of August 8, 2022, between Ramaco Development, LLC and Appleton Coal LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38003) filed with the SEC on August 8, 2022

2.4	Asset Purchase Agreement, dated as of October 26, 2021, among Ramaco Resources, Inc., Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on October 26, 2021)

3.1	Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.2	Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 15, 2020)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

4.2	Registration Rights Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

4.3	Shareholders’ Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc., Yorktown Energy Partners IX, L.P., Yorktown Energy Partners X, L.P., Yorktown Energy Partners XI, L.P., Energy Capital Partners Mezzanine Opportunities Fund, LP, Energy Capital Partners Mezzanine Opportunities Fund A, LP, and ECP Mezzanine B (Ramaco IP), LP. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

4.5	Indenture, dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 13, 2021)

4.6	First Supplemental Indenture, dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 13, 2021)

4.7	Form of 9.00% Senior Note due 2026 (incorporated by reference to Exhibit 4.2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 13, 2021)

†10.1	Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-215913) filed with the Commission on February 6, 2017)

10.2	Berwind Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.3	Elk Creek Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.4	Indemnification Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.5	RAM Mine Mutual Cooperation Agreement, dated August 20, 2015, by and between RAM Mining, LLC and Ramaco Northern Appalachia, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.6	Promissory Note, dated August 31, 2016, by and between Ramaco Development, LLC, as maker, and Ramaco Coal, LLC, as noteholder (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.7	Corporate Guaranty, dated August 20, 2015, by and between Ramaco Coal, LLC, as guarantor, and RAMACO Development, LLC as oblige (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.8	Corporate Guaranty, dated August 20, 2015, by and between RAMACO Development, LLC, as guarantor, and Ramaco Coal, LLC, as oblige (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.9	Berwind Sublease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.10	First Amendment to Berwind Lease Agreement and Sublease, dated February 2016, by and among Berwind Land Company, Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.11	Second Amendment to Berwind Sublease, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.12	Third Amendment to Berwind Lease Agreement and Consent to Sublease, dated December 19, 2017, by and between Berwind Land Company and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.13	Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.14	Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.15	Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.16	Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.17	Amendment No. 4 to Elk Creek Coal Lease Agreement, dated January 12, 2017, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.18	Amendment No. 5 to Elk Creek Coal Lease Agreement, dated September 28, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.19	Amendment No. 6 to Elk Creek Coal Lease Agreement, dated December 21, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.20	Amendment No. 7 to Elk Creek Coal Lease Agreement, dated February 1, 2019, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.21	Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.22	Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.23	Amendment No. 2 to Elk Creek Surface Rights Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.24	Amendment No. 3 to Elk Creek Surface Rights Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.25	Mutual Services Agreement, dated December 22, 2017, by and between Ramaco Development, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on March 21, 2018)

10.26	NRP Sublease Agreement, dated August 19, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.27	Amendment No. 1 to NRP Sublease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.28	Amended and Restated Lease Agreement, dated August 20, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC, RAM Mining, LLC and RAMACO Mining, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.29	Amendment No. 1 to Amended and Restated Lease Agreement, dated December 31, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.30	Amendment No. 2 to Amended and Restated Lease Agreement, dated March 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.31	Amendment No. 3 to Amended and Restated Lease Agreement, dated August 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.32	Ramaco Development, LLC 2016 Membership Unit Option Plan (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.33	Form of Ramaco Resources, Inc. Stock Option Notice and Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.34	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.35	Indemnification Agreement (Randall Atkins) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.36	Indemnification Agreement (Michael Bauersachs) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.37	Indemnification Agreement (Mark Clemens) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.38	Indemnification Agreement (Patrick C. Graney) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.39	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.40	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.41	Indemnification Agreement (Bryan H. Lawrence) (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.42	Indemnification Agreement (Tyler Reeder) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.43	Indemnification Agreement (Marc Solochek) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.44	Indemnification Agreement (Richard M. Whiting) (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.45	Indemnification Agreement (Michael Windisch) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

†10.46	Indemnification Agreement (Bruce E. Cryder) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on July 5, 2017)

†10.47	Indemnification Agreement (Christopher L. Blanchard) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 29, 2017)

†10.48	Indemnification Agreement (Peter Leidel) (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K (File No. 001 38003) filed with the Commission on February 20, 2020)

†10.49	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K (File No. 001 38003) filed with the Commission on February 20, 2020)

†10.50	Indemnification Agreement (C. Lynch Christian, III) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K (File No. 001 38003) filed with the Commission on February 20, 2020)

†10.51	Indemnification Agreement (Mahmud Riffat) (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

†10.52	Indemnification Agreement (David E. K. Frischkorn, Jr.) (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

†10.53	Indemnification Agreement (E. Forrest Jones, Jr.) (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

†10.54	Indemnification Agreement (Aurelia Skipwith Giacometto) (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on April 1, 2022)

†10.55	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

†10.56	Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.57	Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.58	Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

†10.59	Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

10.60	Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 20, 2020)

10.61	Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.62	Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.63	Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 28, 2020)

10.64	Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

10.65	Amended and Restated Credit and Security Agreement, dated October 29, 2021, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as the borrowers, the lenders party thereto and KeyBank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 2, 2021)

†10.66	First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 2, 2022)

+10.67	Loan Agreement, dated as of September 23, 2022, between Ramaco Development, LLC and Investec Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on September 26, 2022)

+10.68	First Amendment to Amended and Restated Credit and Security Agreement, dated April 29, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Filed No. 001-38003) filed with the Commission on August 9, 2022)

+10.69	Second Amendment to Amended and Restated Credit and Security Agreement, dated September 23, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on November 9, 2022)

+10.70	Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, Inc. as borrowers, the lenders party thereto and KeyBank National Association, as agent, lender, swing line lender, and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 17, 2023)

16.1	Letter from Briggs & Veselka Co. to Securities and Exchange Commission dated January 21, 2022. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on January 24, 2022)

16.2	Crowe LLP consent letter, dated April 20, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 20, 2022)

21.1	Subsidiaries of Ramaco Resources, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

23.1	Consent of MCM CPAs & Advisors LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

*23.2	Consent of Weir International, Inc.

23.3	[Reserved]

23.4	Consent of Crowe LLP (incorporated by reference to Exhibit 23.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

23.5	Consent of Briggs & Veselka Co. (incorporated by reference to Exhibit 23.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

95.1	Mine Safety Disclosure (incorporated by reference to Exhibit 95.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on March 14, 2023)

*96.1	Mineral resource and reserve estimates at the Berwind Complex, dated April 4, 2023, with an effective date of December 31, 2022

*96.2	Mineral resource and reserve estimates at the Knox Creek Complex, dated April 4, 2023, with an effective date of December 31, 2022

96.3	Mineral resource and reserve estimates at the Elk Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 001-38003) filed with the Commission on January 10, 2023)

*101	Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

*104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

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

April 7, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

