Form 10-Q
period 2023-03-31
Ramaco Resources, Inc.
filed 2023-05-09
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2023, the registrant had 44,414,085 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2023 and amended on April 7, 2023, as well as other filings of the Company with the SEC.

Forward-looking statements may include statements about:

●	risks related to the impact of the novel coronavirus “COVID-19” global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives and tires;
●	timely review and approval of permits, permit renewals, extensions and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;

●	risks related to Russia’s invasion of Ukraine and the international community’s response;
●	risks related to the long-term impacts of the COVID-19 global pandemic;
●	risks related to weakened global economic conditions and inflation; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$36,616	$35,613
Accounts receivable	71,099	41,174
Inventories	50,971	44,973
Prepaid expenses and other	19,005	25,729
Total current assets	177,691	147,489
Property, plant, and equipment, net	444,075	429,842
Financing lease right-of-use assets, net	12,443	12,905
Advanced coal royalties	3,277	3,271
Other	3,830	2,832
Total Assets	$641,316	$596,339
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$49,850	$34,825
Accrued liabilities	33,070	41,806
Current portion of asset retirement obligations	29	29
Current portion of long-term debt	29,684	35,639
Current portion of related party debt	30,000	40,000
Current portion of financing lease obligations	6,114	5,969
Insurance financing liability	2,415	4,577
Total current liabilities	151,162	162,845
Asset retirement obligations, net	29,206	28,856
Long-term debt, net	45,567	18,757
Long-term financing lease obligations, net	3,980	4,917
Senior notes, net	32,945	32,830
Deferred tax liability, net	37,791	35,637
Other long-term liabilities	3,742	3,299
Total liabilities	304,393	287,141
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,418,879 at March 31, 2023 and 44,155,735 at December 31, 2022 shares issued and outstanding	444	442
Additional paid-in capital	171,531	168,711
Retained earnings	164,948	140,045
Total stockholders' equity	336,923	309,198
Total Liabilities and Stockholders' Equity	$641,316	$596,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per-share amounts	2023	2022

Revenue	$166,360	$154,882

Costs and expenses
Cost of sales (exclusive of items shown separately below)	110,549	81,253
Asset retirement obligations accretion	350	235
Depreciation, depletion, and amortization	11,852	8,680
Selling, general, and administrative	11,742	11,824
Total costs and expenses	134,493	101,992

Operating income	31,867	52,890

Other income, net	1,247	366
Interest expense, net	(2,309)	(1,130)

Income before tax	30,805	52,126
Income tax expense	5,548	10,655
Net income	$25,257	$41,471

Earnings per common share
Basic	$0.57	$0.94
Diluted	$0.57	$0.92

Basic weighted average shares outstanding	44,281	44,181
Diluted weighted average shares outstanding	44,692	44,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

		Additional		Total
	Common	Paid-	Retained	Stockholders'
In thousands	Stock	in Capital	Earnings	Equity
Balance at January 1, 2023	$442	$168,711	$140,045	$309,198
Stock-based compensation	3	2,934	—	2,937
Restricted stock surrendered for withholding taxes payable	(1)	(114)	—	(115)
Adjustment to dividends previously declared	—	—	(354)	(354)
Net income	—	—	25,257	25,257
Balance at March 31, 2023	$444	$171,531	$164,948	$336,923

Balance at January 1, 2022	$441	$163,566	$47,067	$211,074
Stock-based compensation	2	1,885	—	1,887
Dividends declared	—	—	(2,497)	(2,497)
Net income	—	—	41,471	41,471
Balance at March 31, 2022	$443	$165,451	$86,041	$251,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2023	2022
Cash flows from operating activities:
Net income	$25,257	$41,471
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	350	235
Depreciation, depletion, and amortization	11,852	8,680
Amortization of debt issuance costs	149	121
Stock-based compensation	2,937	1,887
Deferred income taxes	2,154	5,015
Changes in operating assets and liabilities:
Accounts receivable	(29,925)	(3,194)
Prepaid expenses and other current assets	4,779	1,807
Inventories	(5,998)	(3,752)
Other assets and liabilities	(823)	(591)
Accounts payable	13,902	18,653
Accrued liabilities	(3,272)	7,037
Net cash provided by operating activities	21,362	77,369

Cash flow from investing activities:
Capital expenditures	(23,546)	(19,742)
Maben acquisition bond recovery	1,182	—
Net cash used for investing activities	(22,364)	(19,742)

Cash flows from financing activities:
Proceeds from borrowings	45,000	1,337
Payment of dividends	(5,556)	(4,998)
Repayment of borrowings	(24,145)	(2,519)
Repayment of Ramaco Coal acquisition financing - related party	(10,000)	—
Repayments of insurance financing	(1,433)	(105)
Repayments of equipment finance leases	(1,746)	(1,635)
Shares surrendered for withholding taxes payable	(115)	—
Net cash provided by (used for) financing activities	2,005	(7,920)

Net change in cash and cash equivalents and restricted cash	1,003	49,707
Cash and cash equivalents and restricted cash, beginning of period	36,473	22,806
Cash and cash equivalents and restricted cash, end of period	$37,476	$72,513

Non-cash investing and financing activities:
Leased assets obtained under new financing leases	954	3,624
Capital expenditures included in accounts payable and accrued liabilities	13,812	13,059
Financed insurance	407	—
Accrued dividends payable adjustment	322	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. (the “Company,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements as well as the potential commercialization of coal-to-carbon-based products and materials.

Economic Conditions—Renewed global economic concerns, including those related to the military conflict involving Russia and Ukraine, have caused volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, has had a significant effect on market prices and may affect overall demand for our coal as well as the cost of supplies and equipment.

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the first quarter of 2023.

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Raw coal	$32,449	$22,414
Saleable coal	14,186	18,223
Supplies	4,336	4,336
Total inventories	$50,971	$44,973

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Plant and equipment	$243,421	$232,885
Mining property and mineral rights	120,760	120,760
Construction in process	44,457	34,698
Capitalized mine development costs	157,345	153,436
Less: accumulated depreciation and amortization	(121,908)	(111,937)
Total property, plant and equipment, net	$444,075	$429,842

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

Depreciation, depletion, and amortization included:

	Three months ended March 31,
(In thousands)	2023	2022
Depreciation of plant and equipment	$6,769	$4,754
Amortization of right of use assets (finance leases)	1,881	714
Amortization and depletion of
capitalized mine development costs and mineral rights	3,202	3,212
Total depreciation, depletion, and amortization	$11,852	$8,680

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Revolving Credit Facility	$50,000	$25,000
Equipment loans	6,651	8,396
Senior Notes, net	32,945	32,830
Financing of Ramaco Coal acquisition - Related party debt	30,000	40,000
Financing of Maben Coal acquisition	18,600	21,000
Total debt	$138,196	$127,226
Current portion of long-term debt	59,684	75,639
Long-term debt, net	$78,512	$51,587

Revolving Credit Facility—On February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which includes multiple lending parties and provides additional borrowing capacity compared to the facility utilized in 2022. The new facility, which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million subject to certain terms and conditions, including the lenders’ consents. The Company utilized the new facility to pay down $10.0 million of related-party debt during the quarter associated with the 2022 acquisition of Ramaco Coal. The remaining availability under the facility after borrowing base limitations and outstanding borrowings was $28.8 million at March 31, 2023.

Revolving loans under the new facility bear interest at either the base rate plus 1.50% or the Secured Overnight Financing Rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%.

The terms of the new facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the new facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements, with which the Company was in compliance at March 31, 2023.

The Company’s Senior Notes had an estimated fair value of $36 million at both March 31, 2023 and December 31, 2022. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at March 31, 2023 consisted of accrued compensation and related benefits of $11.1 million, accrued purchases of $6.9 million, and various other liabilities. Accrued liabilities at December 31, 2022 consisted of accrued compensation and related benefits of $14.3 million, accrued purchases of $11.5 million, and various other liabilities. The decrease in accrued compensation and related benefits was driven by the payment of annual bonuses earned and accrued in 2022. The decrease in accrued purchases was offset by the increase in accounts payable during the first quarter of 2023.

Self-Insurance—We are self-insured for certain losses relating to workers’ compensation claims and occupational disease obligations under the Federal Mine Safety and Health Act of 1969, as amended. Starting in 2023, the Company also elected to self-insure employee medical expenses. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, trends or changes in claim settlement patterns, and future cost trends. As a result, actual costs could differ significantly from the estimated amounts.

The estimated aggregate liability for these items totaled $4.8 million and $3.6 million as of March 31, 2023 and December 31, 2022, respectively. Of the aggregate liability, the amounts included in other long-term liabilities were $2.9 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in other current assets on the condensed consolidated balance sheets. Restricted cash balances were $0.9 million at March 31, 2023 and December 31, 2022.

NOTE 6—EQUITY

Stock-Based Compensation Awards—Stock-based compensation expense totaled $2.9 million and $1.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively. During the first quarter of 2023, the Company granted new stock-based awards and modified certain awards previously granted as discussed below.

Restricted Stock—We granted 296,115 shares of restricted stock to certain senior executives, key employees, and directors during the first quarter of 2023, having a grant-date fair value of $10.61 per share. The aggregate fair value of restricted stock granted to employees during the quarter was $2.5 million, which will be recognized ratably as expense over the three-year service period unless forfeited. The aggregate fair value of restricted stock granted to directors during the quarter was $0.6 million, which will be recognized ratably as expense over 2023 unless forfeited. During the vesting period, the participants have voting rights and may receive dividends.

Restricted Stock Units—We granted 518,348 restricted stock units to certain senior executives and key employees during the first quarter of 2023, having a grant-date fair value of $10.61 per share. The aggregate fair value of these awards was $5.5 million, which will be recognized ratably as expense over the three-year service period unless forfeited. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

Performance Stock Units—We granted performance stock units to certain senior executives and key employees. These awards cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

The target number of performance stock units granted during the quarter, or 518,348 units, were valued relative to the total shareholder return of a peer group based on a Monte Carlo simulation, which resulted in a grant date fair value of $18.09 per unit. The aggregate fair value of these awards was $9.4 million, which will be recognized ratably as expense over the three-year period.

In addition, performance stock units granted in 2022, or 248,706 units at target, were modified during the first quarter of 2023. Modifications to these awards were made up primarily of changes in the composition of the peer group as well as changes in the way relative total shareholder return is evaluated against the updated peer group. The modification resulted in incremental fair value of $1.2 million to be recognized as expense over 2023 and 2024.

Dividends – On December 8, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.1250 per share of common stock. Estimated dividends of $5.5 million were accrued in December 2022 and were paid on March 15, 2023 to shareholders of record on March 1, 2023 in the amount of $5.6 million. Refer to Note 12 for information regarding dividends declared after the date of the financial statements.

On February 18, 2022, the Company announced that its Board of Directors approved an increase in its initial quarterly cash dividend to $5.0 million from the formerly approved $2.5 million that was declared and accrued in December 2021. Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on March 15, 2022 to shareholders of record on March 1, 2022.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at March 31, 2023 totaled approximately $26.0 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $9.0 million and $10.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March 31, 2023, the Company’s remaining commitments under take-or-pay arrangements totaled $39.9 million, the majority of which relates to a new five-year contract with a total commitment of $22.5 million. The level of these commitments will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. No amounts have been recognized as contingent liabilities related to take-or-pay arrangements.

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

NOTE 8—REVENUE

Our revenue is derived from contracts for the sale of coal and is recognized when the performance obligations under the contract are satisfied, which is at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either fixed or derived against index-based pricing mechanisms. Sales completed with delivery to an export terminal are reported as export revenue. Disaggregated information about our revenue is presented below:

	Three months ended March 31,
(In thousands)	2023	2022
Coal Sales
North American revenue	$40,027	$60,094
Export revenue, excluding Canada	126,333	94,788
Total revenue	$166,360	$154,882

As of March 31, 2023, the Company had outstanding performance obligations of approximately 1.9 million tons for contracts with fixed sales prices averaging $197 per ton, excluding freight, which will generally be satisfied within the next year, and 0.8 million tons for contracts with index-based pricing mechanisms. Index-based prices have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended March 31, 2023, sales to our top four customers accounted for approximately 63% of our total revenue. The balance due from these four customers at March 31, 2023 was approximately 61% of total accounts receivable. During the three months ended March 31, 2022, sales to our top four customers accounted for approximately 70% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues and related receivables.

NOTE 9—INCOME TAXES

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 18.0% and 19.5%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, non-deductible expenses, the foreign derived intangible income deduction, and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

The following is the computation of basic and diluted EPS:

	Three months ended March 31,
(In thousands, except per share amounts)	2023	2022
Numerator
Net income	$25,257	$41,471
Denominator
Weighted average shares used to compute basic earnings per share	44,281	44,181
Dilutive effect of stock option awards	411	605
Dilutive effect of restricted stock units	—	122
Weighted average shares used to compute diluted earnings per share	44,692	44,908

Earnings per share
Basic	$0.57	$0.94
Diluted	$0.57	$0.92

Diluted earnings per share for the three months ended March 31, 2023, excludes all outstanding restricted stock units (396 thousand units on a weighted average outstanding basis) because the effect would have been antidilutive. In addition, diluted earnings per share for the three months ended March 31, 2023 and March 31, 2022 exclude all performance stock units, as discussed earlier in Note 6. The performance stock units were excluded based on the guidance for contingently issuable shares, which requires exclusion when the shares would not be issuable if the end of the reporting period were the end of the contingency period, or, otherwise, the effect would have been antidilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal that occurred in the second quarter of 2022, the Company incurred interest expense of $0.8 million for the three months ended March 31, 2023. The Company paid down $10.0 million of related-party debt during the first quarter of 2023, leaving a balance of $30.0 million.

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Royalties paid to Ramaco Coal during the three months ended March 31, 2022 totaled $2.0 million.

Administrative Services—Also prior to the acquisition of Ramaco Coal, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees pursuant to a mutual service agreement. Charges to Ramaco Coal were $23 thousand for the three months ended March 31, 2022.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services payable to Jones totaled $0.6 million at March 31, 2023 and were included in accrued liabilities in the consolidated balance sheet. There were no legal expenses recognized for Jones during the three months ended March 31, 2023.

NOTE 12—SUBSEQUENT EVENTS

On April 12, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.1250 per share of common stock to be paid on June 15, 2023 to shareholders of record on June 1, 2023.

On April 26, 2023, the Company filed a definitive proxy statement regarding a special meeting of shareholders to be held on June 12, 2023. At the meeting, which will be held virtually, shareholders will be asked to vote for a charter amendment proposal to approve the adoption of an amendment and restatement of our amended and restated certificate of incorporation. Such amendment contemplates, among other things, (1) reclassifying our existing common stock as shares of Class A common stock, par value $0.01 per share, (2) creating a separate Class B common stock (a tracking stock), par value $0.01 per share, and (3) providing our board of directors the option, in its sole discretion, to exchange all outstanding shares of the Class B common stock into shares of Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, southwestern Virginia, and southwestern Pennsylvania. Our executive offices are located in Lexington, Kentucky, with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are a pure play metallurgical coal company with 62 million reserve tons and 1,156 million of measured and indicated resource tons of high-quality metallurgical coal.

Our development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek and RAM Mine. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements as well as the potential commercialization of coal-to-carbon-based products and materials.

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

Renewed global economic concerns, including those related to the military conflict involving Russia and Ukraine, have caused volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, has had a significant effect on market prices and may affect overall demand for our coal as well as the cost of supplies and equipment.

During the first quarter of 2023, we sold 0.8 million tons of coal and recognized $166.4 million of revenue. Of this amount, 24% was sold in North American markets, including Canada, and 76% was sold into export markets. During the same period of 2022, we sold 0.6 million tons of coal and recognized $154.9 million of revenue. Of this amount, 39% of our sales were sold in North American markets, including Canada, with the remaining 61% being sold into the export markets.

As of March 31, 2023, the Company had outstanding performance obligations of approximately 1.9 million tons for contracts with fixed sales prices averaging $197 per ton, excluding freight, which will generally be satisfied within the next year, and 0.8 million tons for contracts with index-based pricing mechanisms.

Recent Developments

The Company continues to assess its potential rare earth element deposit in Wyoming, and core analysis performed to date shows high relative concentrations of heavy rare earth elements such as Terbium and Dysprosium as well as lighter rare earth elements such as Neodymium and Praseodymium. Refer to the Company’s Current Report on Form 8-K filed on May 3, 2023 for additional information. The exploration target does not represent, and should not be construed to be, a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K.

Results of Operations

	Three months ended March 31,
(In thousands, except per share amounts)	2023	2022

Revenue	$166,360	$154,882

Costs and expenses
Cost of sales (exclusive of items shown separately below)	110,549	81,253
Asset retirement obligations accretion	350	235
Depreciation, depletion, and amortization	11,852	8,680
Selling, general and administrative expenses	11,742	11,824
Total costs and expenses	134,493	101,992

Operating income	31,867	52,890

Other income, net	1,247	366
Interest expense, net	(2,309)	(1,130)
Income before tax	30,805	52,126

Income tax expense	5,548	10,655

Net income	$25,257	$41,471

Earnings per common share
Basic	$0.57	$0.94
Diluted	$0.57	$0.92

Adjusted EBITDA	$48,253	$64,058

During the three months ended March 31, 2023, our net income and Adjusted EBITDA were lower compared to the same period in 2022, which was largely due to lower margins on coal sales driven by the negative impact of pricing.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Coal sales information is summarized as follows:

	Three months ended March 31,
(In thousands)	2023	2022	Increase (Decrease)
Company Produced
Coal sales revenue	$158,959	$150,929	$8,030
Tons sold	727	573	154
Purchased from Third Parties
Coal sales revenue	$7,401	$3,953	$3,448
Tons sold	29	10	19
Totals
Coal sales revenue	$166,360	$154,882	$11,478
Tons sold	757	583	173

Coal sales revenue in the first quarter of 2023 was $166.4 million, which increased 7% compared to the first quarter of 2022, despite the negative impact of pricing, due to the increase in tons sold. Revenue per ton sold decreased 17% from $266 per ton in 2022 to $220 per ton in 2023. Revenue per ton sold (FOB mine), which excludes transportation revenues, decreased 20% from $236 per ton in 2022 to $188 per ton in 2023.

During the second quarter of 2023, U.S. metallurgical coal spot pricing declined almost 25% from first quarter 2023 averages on the back of renewed global economic concerns. If indices remain at such levels for the duration of the second quarter, the Company estimates that average pricing for the second quarter could fall roughly 10% from first quarter levels.

Cost of sales. Our cost of sales totaled $110.5 million for the first quarter of 2023 as compared to $81.3 million for the first quarter of 2022. The 36% increase versus the prior year was driven by the increase in tons sold. Total cost per ton sold increased 5% from $139 per ton in 2022 to $146 per ton in 2023. Total cash cost per ton sold (FOB mine), which excludes transportation costs and idle mine costs related to the Berwind ignition event, was flat year-to-year at $110 per ton sold.

Asset retirement obligation accretion. Asset retirement obligation accretion was $0.4 million for the three-month period ended March 31, 2023 and $0.2 million for the three-month period ended March 31, 2022.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $11.9 million and $8.7 million for the three-month periods ended March 31, 2023 and March 31, 2022, respectively. The increase was primarily due to additional mining equipment placed in service as well as new equipment leases compared to the previous year.

Selling, general and administrative. Selling, general and administrative expenses were nearly flat year over year.

Other income, net. Other income was $1.2 million for the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022.

Interest expense, net. Interest expense, net was approximately $2.3 million during the three months ended March 31, 2023 compared to $1.1 million during the same period in 2022. The increase in interest expense is generally due to higher debt levels, including debt incurred to finance acquisitions in the second and third quarters of 2022.

Income tax expense. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was 18.0% and 19.5%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, non-deductible expenses, the foreign derived intangible income deduction, and depletion expense for income tax purposes.

Liquidity and Capital Resources

At March 31, 2023, we had $36.6 million of cash and cash equivalents and $28.8 million available under our Revolving Credit Facility for future borrowings. In the first quarter of 2023, the Company entered into an arrangement whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC insured limit to help safeguard against potential losses in the financial sector.

Significant sources and uses of cash during the first three months of 2023

Sources of cash:

●	Cash flows from operating activities were $21.4 million driven by cash earnings and the increase in accounts payable during the quarter. These activities were offset partially by the increase in accounts receivable during the first quarter of 2023 driven by the increase in revenues compared to the fourth quarter of 2022.
●	Net borrowings from the Revolving Credit Facility increased by $25.0 million (gross proceeds of $45.0 million less repayments of $20.0 million). Proceeds were used to pay down $10.0 million of related party debt (below) as well as for the management of our normal operating cash position.

Uses of cash:

●	Capital expenditures were $23.5 million driven by growth projects
●	We made repayments of $10.0 million and $2.4 million against debt incurred from the 2022 acquisitions of Ramaco Coal (a related party) and Maben assets, respectively.
●	We paid dividends of $5.6 million.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, ongoing operating expenses and deferred cash payments in connection with the Ramaco Coal and Maben Coal acquisitions. We expect to fund our capital and liquidity requirements with cash on hand, borrowings under the Revolving Credit Facility, and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Indebtedness

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s indebtedness. During April 2023, shortly after the balance sheet date, the Company repaid $15.0 million of its outstanding borrowings under the Revolving Credit Facility using funds from current operations.

Critical Accounting Estimates

A discussion of our critical accounting policies is included in the Annual Report. There were no material changes to our critical accounting policies during the first quarter of 2023.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included in the Annual Report. There were no material changes during the first quarter of 2023.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation expense; depreciation, depletion, and amortization expenses; income taxes; accretion of asset retirement obligations; and, when applicable, certain non-operating expenses (charitable contributions). A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended March 31,
(In thousands)	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net income	$25,257	$41,471
Depreciation, depletion, and amortization	11,852	8,680
Interest expense, net	2,309	1,130
Income tax expense	5,548	10,655
EBITDA	44,966	61,936
Stock-based compensation	2,937	1,887
Accretion of asset retirement obligation	350	235
Adjusted EBITDA	$48,253	$64,058

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

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$158,959	$7,401	$166,360	$150,929	$3,953	$154,882
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(24,270)	(176)	(24,446)	(17,131)	(239)	(17,370)
Non-GAAP revenue (FOB mine)	$134,689	$7,225	$141,914	$133,798	$3,714	$137,512
Tons sold	727	29	757	573	10	583
Revenue per ton sold (FOB mine)	$185	$245	$188	$234	$354	$236

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

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$104,246	$6,303	$110,549	$77,863	$3,390	$81,253
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(24,347)	(134)	(24,481)	(17,134)	(239)	(17,373)
Idle mine costs	(2,559)	—	(2,559)	—	—	—
Non-GAAP cash cost of sales	$77,340	$6,169	$83,509	$60,729	$3,151	$63,880
Tons sold	727	29	757	573	10	583
Cash cost per ton sold	$106	$209	$110	$106	$300	$110

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer, who serves as our principal executive officer, and chief financial officer, who serves as our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

Item 5. Other Information

None

Item 6. Exhibits

+10.1

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

RAMACO RESOURCES, INC.

May 9, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2023	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)