Form 10-Q
period 2023-06-30
Ramaco Resources, Inc.
filed 2023-08-09
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

250 West Main Street, Suite 1900
Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip code)

(859) 244-7455
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	METC	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	METCB	NASDAQ Global Select Market
9.00% Senior Notes due 2026	METCL	NASDAQ Global Select Market

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

As of July 31, 2023, the registrant had 43,902,118 and 8,783,877 outstanding shares of Class A and Class B common stock, respectively.

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

Forward-looking statements may include statements about:

●	risks related to the impact of the novel coronavirus “COVID-19” global pandemic, such as the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;
●	anticipated production levels, costs, sales volumes, and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves as currently contemplated or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production, and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance, and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;
●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;

●	risks related to Russia’s invasion of Ukraine and the international community’s response;
●	risks related to weakened global economic conditions and inflation;
●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and
●	other risks identified in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties, and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal. Moreover, we operate in a very competitive and rapidly changing environment and additional risks may arise from time to time. It is not possible for our management to predict all of the risks associated with our business, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$33,883	$35,613
Accounts receivable	58,973	41,174
Inventories	67,425	44,973
Prepaid expenses and other	17,521	25,729
Total current assets	177,802	147,489
Property, plant, and equipment, net	457,564	429,842
Financing lease right-of-use assets, net	17,363	12,905
Advanced coal royalties	3,464	3,271
Other	4,198	2,832
Total Assets	$660,391	$596,339
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$49,781	$34,825
Accrued liabilities	38,703	41,806
Current portion of asset retirement obligations	29	29
Current portion of long-term debt	25,333	35,639
Current portion of related party debt	20,000	40,000
Current portion of financing lease obligations	7,366	5,969
Insurance financing liability	846	4,577
Total current liabilities	142,058	162,845
Asset retirement obligations, net	29,555	28,856
Long-term debt, net	63,975	18,757
Long-term financing lease obligations, net	8,296	4,917
Senior notes, net	33,061	32,830
Deferred tax liability, net	42,257	35,637
Other long-term liabilities	4,084	3,299
Total liabilities	323,286	287,141
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,155,735 shares issued and outstanding at December 31, 2022 *	—	442
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 43,902,118 shares issued and outstanding at June 30, 2023 *	439	—
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 8,783,877 shares issued and outstanding at June 30, 2023	88	—
Additional paid-in capital	272,728	168,711
Retained earnings	63,850	140,045
Total stockholders' equity	337,105	309,198
Total Liabilities and Stockholders' Equity	$660,391	$596,339
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per-share amounts	2023	2022	2023	2022

Revenue	$137,469	$138,655	$303,829	$293,537

Costs and expenses
Cost of sales (exclusive of items shown separately below)	99,199	76,644	209,748	157,897
Asset retirement obligations accretion	349	755	700	990
Depreciation, depletion, and amortization	13,556	9,783	25,407	18,463
Selling, general, and administrative	14,319	8,786	26,061	20,610
Total costs and expenses	127,423	95,968	261,916	197,960

Operating income	10,046	42,687	41,913	95,577

Other income, net	2,495	2,348	3,742	2,714
Interest expense, net	(2,518)	(1,937)	(4,826)	(3,068)

Income before tax	10,023	43,098	40,829	95,223
Income tax expense	2,467	9,818	8,016	20,472
Net income	$7,556	$33,280	$32,813	$74,751

Earnings per common share *
Basic - Single class (through 6/20/2023)	$0.14	$0.75	$0.71	$1.69
Basic - Class A (6/21/2023 - 6/30/2023)	$0.03	$—	$0.03	$—
Total	$0.17	$0.75	$0.74	$1.69

Diluted - Single class (through 6/20/23)	$0.14	$0.74	$0.70	$1.66
Diluted - Class A (6/21/2023 - 6/30/2023)	$0.03	$—	$0.03	$—
Total	$0.17	$0.74	$0.73	$1.66

* Refer to Note 10 for earnings per common share calculations

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

			Class B	Additional		Total
	Common		Common	Paid-	Retained	Stockholders'
In thousands	Stock *		Stock	in Capital	Earnings	Equity
Balance at January 1, 2023	$442		$—	$168,711	$140,045	$309,198
Stock-based compensation	3		—	2,934	—	2,937
Shares surrendered for withholding taxes payable	(1)		—	(114)	—	(115)
Adjustment to cash dividends previously declared	—		—	—	(354)	(354)
Net income	—		—	—	25,257	25,257
Balance at March 31, 2023	444		—	171,531	164,948	336,923
Stock-based compensation	—		—	3,568	—	3,568
Cash dividends declared	—		—	—	(5,734)	(5,734)
Stock dividend declared and distributed	—		89	102,831	(102,920)	—
Shares surrendered for withholding taxes payable	(5)		(1)	(5,202)	—	(5,208)
Net income	—		—	—	7,556	7,556
Balance at June 30, 2023	$439	*	$88	$272,728	$63,850	$337,105
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.

Balance at January 1, 2022	$441		$—	$163,566	$47,067	$211,074
Stock-based compensation	2		—	1,885	—	1,887
Cash dividends declared	—		—	—	(2,497)	(2,497)
Net income	—		—	—	41,471	41,471
Balance at March 31, 2022	443		—	165,451	86,041	251,935
Shares surrendered for withholding taxes payable	(2)		—	(2,819)	—	(2,821)
Stock-based compensation	—		—	2,286	—	2,286
Cash dividends declared	—		—	—	(4,998)	(4,998)
Net income	—		—	—	33,280	33,280
Balance at June 30, 2022	$441		$—	$164,918	$114,323	$279,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2023	2022
Cash flows from operating activities:
Net income	$32,813	$74,751
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	700	990
Depreciation, depletion, and amortization	25,407	18,463
Amortization of debt issuance costs	357	243
Stock-based compensation	6,505	4,173
Other income	(1,936)	(2,113)
Deferred income taxes	6,620	6,448
Changes in operating assets and liabilities:
Accounts receivable	(17,799)	(8,293)
Prepaid expenses and other current assets	5,106	1,472
Inventories	(22,452)	(16,597)
Other assets and liabilities	(957)	1,263
Accounts payable	13,030	10,060
Accrued liabilities	2,184	18,441
Net cash provided by operating activities	49,578	109,301

Cash flow from investing activities:
Capital expenditures	(48,016)	(53,807)
Acquisition of Ramaco Coal assets	—	(11,738)
Maben acquisition bond recovery	1,182	—
Other	3,000	2,000
Net cash used for investing activities	(43,834)	(63,545)

Cash flows from financing activities:
Proceeds from borrowings	77,500	1,337
Payment of dividends	(11,108)	(9,996)
Repayment of borrowings	(42,588)	(9,407)
Repayment of Ramaco Coal acquisition financing - related party	(20,000)	—
Repayments of insurance financing	(3,001)	(210)
Repayments of equipment finance leases	(3,098)	(2,718)
Shares surrendered for withholding taxes payable	(5,179)	(2,821)
Net cash used for financing activities	(7,474)	(23,815)

Net change in cash and cash equivalents and restricted cash	(1,730)	21,941
Cash and cash equivalents and restricted cash, beginning of period	36,473	22,806
Cash and cash equivalents and restricted cash, end of period	$34,743	$44,747

Non-cash investing and financing activities:
Leased assets obtained under new financing leases	7,874	3,624
Capital expenditures included in accounts payable and accrued liabilities	14,615	15,609
Ramaco Coal acquisition financing	—	56,551
Financed insurance	406	—
Tax liability on shares surrendered by employees	144	—
Accrued dividends payable	504	—

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the first six months of 2023.

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw coal	$42,374	$22,414
Saleable coal	19,788	18,223
Supplies	5,263	4,336
Total inventories	$67,425	$44,973

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Plant and equipment	$251,002	$232,885
Mining property and mineral rights	120,533	120,760
Construction in process	35,039	34,698
Capitalized mine development costs	165,812	153,436
Less: accumulated depreciation, depletion, and amortization	(114,822)	(111,937)
Total property, plant and equipment, net	$457,564	$429,842

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

Depreciation, depletion, and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Depreciation of plant and equipment	$7,661	$5,270	$14,428	$10,024
Amortization of right of use assets (finance leases)	1,999	1,383	3,881	2,097
Amortization and depletion of capitalized
mine development costs and mineral rights	3,896	3,130	7,098	6,342
Total depreciation, depletion, and amortization	$13,556	$9,783	$25,407	$18,463

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Revolving Credit Facility	$67,500	$25,000
Equipment loans	5,608	8,396
Senior Notes, net	33,061	32,830
Financing of Ramaco Coal acquisition - Related party debt	20,000	40,000
Financing of Maben Coal acquisition	16,200	21,000
Total debt	$142,369	$127,226
Current portion of long-term debt	45,333	75,639
Long-term debt, net	$97,036	$51,587

Revolving Credit Facility—On February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which includes multiple lending parties and provides additional borrowing capacity compared to the facility utilized in 2022. The new facility, which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million subject to certain terms and conditions, including the lenders’ consents. The remaining availability under the facility after borrowing base limitations and outstanding borrowings above was $28.9 million at June 30, 2023.

Revolving loans under the new facility bear interest at either the base rate plus 1.50% or the Secured Overnight Financing Rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%.

The terms of the new facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the new facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements, with which the Company was in compliance at June 30, 2023.

Fair Value—The Company’s Senior Notes had an estimated fair value of approximately $36 million at both June 30, 2023 and December 31, 2022. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Other—Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at June 30, 2023 were $38.7 million compared to $41.8 million at December 31, 2022. The year-to-date decrease in accrued liabilities was driven by the payment of cash dividends that were accrued at December 31, 2022 in the estimated amount of $5.5 million.

Self-Insurance—The Company is self-insured for certain losses relating to workers’ compensation claims and occupational disease obligations under the Federal Mine Safety and Health Act of 1969, as amended. Starting in 2023, the Company also elected to self-insure employee medical expenses. The Company purchases insurance coverage to reduce its exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and certain actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, trends or changes in claim settlement patterns, and future cost trends. As a result, actual costs could differ significantly from the estimated amounts.

The estimated aggregate liability for these items totaled $4.7 million and $3.6 million as of June 30, 2023 and December 31, 2022, respectively. Of the aggregate liability, the amounts included in other long-term liabilities were $3.1 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in other current assets on the condensed consolidated balance sheets. Restricted cash balances were $0.9 million at June 30, 2023 and December 31, 2022.

NOTE 6—EQUITY

Common Stock—On June 12, 2023, a charter amendment was approved by shareholder vote to reclassify the Company’s existing common stock as shares of Class A common stock, par value $0.01 per share, and create a separate Class B common stock having a par value of $0.01 per share.

The initial distribution of Class B common stock occurred on June 21, 2023 via a stock dividend to existing holders of common stock as of May 12, 2023. On the date of initial distribution, each holder of common stock received 0.2 shares of Class B common stock for every one share of existing common stock held on the record date. Similar actions occurred for holders of outstanding stock-based awards.

The distribution of the Class B common stock provides existing holders of the Company’s common stock with an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially as part of the

Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost bearing revenue streams based on the Company’s current expectations:

●	Royalty fees derived from the royalties associated with the Ramaco Coal and Amonate reserves, which we believe approximates 3% of Company-produced coal sales revenue excluding coal sales revenue from Knox Creek,
●	Infrastructure fees based on $5.00 per ton of coal processed at our preparation plants and $2.50 per ton of loaded coal at the Company’s rail load-out facilities, and
●	Future income derived, if and when realized, from advanced carbon products and rare earth elements initiatives.

The Company expects to pay a dividend equal to 20% of the revenues above; however, any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors.

In addition, the Board of Directors retains the power to change or add expense allocation policies related to CORE, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Holders of shares of Class A common stock continue to be entitled to receive dividends when and if declared by the Board of Directors subject to any statutory or contractual restrictions on the payment of dividends and to any prior rights and preferences that may be applicable to outstanding preferred stock, if any.

CORE is not a separate legal entity and holders of Class B common stock do not own a direct interest in the assets of CORE. Holders of Class B common stock are stockholders of Ramaco Resources, Inc. and are subject to all risks and liabilities of the Company as a whole.

With respect to voting rights, holders of shares of Class A common stock and Class B common stock are entitled to one vote per share on all matters to be voted upon by shareholders. The holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders. The holders of Class A common stock and Class B common stock do not have cumulative voting rights in the election of directors. Class B common stock does not have any specific voting rights or governance rights with respect to CORE.

With respect to liquidation rights, holders of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of outstanding preferred stock, if any. That is, the rights to residual net assets upon liquidation are equal between holders of Class A and Class B common stock. Holders of Class B common stock do have specific rights to CORE assets in the event of liquidation.

The Board of Directors also retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock.

The initial distribution of the tracking stock was recorded as a stock dividend at fair value, which was estimated to be $11.00 per share based on the closing price of Class B shares on the first day of regular-way trading. The effect of the equity restructuring was a $102.9 million reduction in retained earnings and an increase of $102.9 million to Class B common stock and additional paid-in capital during the second quarter of 2023. The Company initially distributed 8,201,956 shares of Class B common shares as well as additional restricted stock, restricted stock units, and performance stock units as discussed below under Effects of Class B Distribution on Outstanding Stock-based Awards.

Stock-Based Awards—Stock-based compensation expense totaled $3.6 million and $2.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Stock-based compensation expense totaled $6.5 million and $4.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. During 2023, the Company granted new stock-based awards and modified certain awards previously granted as discussed below.

Restricted Stock—We granted 296,115 shares of restricted stock to certain senior executives, key employees, and directors during the first quarter of 2023, having a grant-date fair value of $10.61 per share. The aggregate fair value of these awards was $2.5 million, which is recognized ratably as expense over the three-year service period unless forfeited. The aggregate fair value of restricted stock granted to directors during the quarter was $0.6 million, which is recognized ratably as expense over 2023 unless forfeited. During the vesting period, the participants have voting rights and receive nonforfeitable dividends on the same basis as fully vested common stockholders.

Restricted Stock Units—We granted 518,348 restricted stock units to certain senior executives and key employees during the first quarter of 2023, having a grant-date fair value of $10.61 per share. The aggregate fair value of these awards was $5.5 million, which is recognized ratably as expense over the three-year service period unless forfeited. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

Performance Stock Units—We granted performance stock units to certain senior executives and key employees during the first quarter of 2023. These awards cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. Upon vesting and within 30 days thereafter, the recipient will receive one share of common stock for each stock unit.

The target number of performance stock units granted during the first quarter of 2023, or 518,348 units, were valued relative to the total shareholder return of a peer group based on a Monte Carlo simulation, which resulted in a grant date fair value of $18.09 per unit. The aggregate fair value of these awards was $9.4 million, which is recognized ratably as expense over the three-year period.

In addition, performance stock units granted in 2022, or 248,706 units at target, were modified during the first quarter of 2023. Modifications to these awards were made up primarily of changes in the composition of the peer group as well as changes in the way relative total shareholder return is evaluated against the updated peer group. The modification resulted in incremental fair value of $1.2 million, which is recognized as expense over 2023 and 2024.

Effects of Class B Distribution on Outstanding Stock-based Awards—Outstanding stock-based awards, including those discussed above, were reclassified to Class A common stock as part of the equity restructuring. In addition, the terms of the Company’s outstanding stock-based awards contained anti-dilution provisions before the contemplation of the equity restructuring. Equitable adjustments were made in accordance with such terms and the Company initially distributed 680,718 of Class B restricted stock as well as 473,707 of Class B stock-based awards (183,484 stock options, 136,819 restricted stock units, and 153,404 performance stock units at target) based on the same factor of 0.2 for every outstanding award. Since there were no changes in fair value, vesting conditions, or classification, no incremental compensation expense resulted.

Dividends–On December 8, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.125 per share of common stock. Estimated dividends of $5.5 million were accrued in December 2022 and were paid on March 15, 2023 to shareholders of record on March 1, 2023 in the amount of $5.6 million.

Dividends in the amount of $5.6 million, or approximately $0.125 per share of common stock, were paid on June 15, 2023, to shareholders of record on June 1, 2023, bringing the total cash dividends paid for the six months ended June 30, 2023 to $11.1 million.

No dividends were declared on the tracking stock during the second quarter of 2023. CORE financial performance is shown in the table below.

Three months ended June 30,
(In thousands)	2023

Royalty Revenue
Ramaco Coal	$1,351
Amonate Assets	752
Other	—
Total Royalty Revenue	$2,103

Infrastructure Revenue
Preparation Plants (Processing at $5.00/ton)	$3,433
Rail Load-outs (Loading at $2.50/ton)	1,726
Total Infrastructure Revenue (at $7.50/ton)	$5,159

CORE Revenue	$7,262

Total Cash Available for Dividend for Class B Common Stock	$7,262

20% of Cash Available for Dividend for Class B Common Stock	$1,452

Refer to Note 12 for information regarding cash dividends declared after the date of the financial statements for holders of Class A and Class B common stock.

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

Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on June 15, 2022, to shareholders of record on June 1, 2022, bringing the total cash dividends paid for the six months ended June 30, 2022 to $10.0 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Environmental Liabilities—Environmental liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology, and undiscounted site-specific costs. Generally, such recognition would coincide with a commitment to a formal plan of action. No amounts have been recognized for environmental liabilities.

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at June 30, 2023 totaled approximately $26.1 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expense was $7.0 million for both the three months ended June 30, 2023 and June 30, 2022, and $16.0 million and $17.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of June 30, 2023, the Company’s remaining commitments under take-or-pay arrangements totaled $36.0 million, the majority of which relates to a five-year contract entered into during 2023 with a total remaining commitment of $22.2 million. The level of these commitments will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. No amounts have been recognized as contingent liabilities related to take-or-pay arrangements.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. No amounts have been accrued in the consolidated financial statements with respect to any matters.

On November 5, 2018, one of our three raw coal storage silos that fed our Elk Creek plant experienced a partial structural failure. A temporary conveying system completed in late-November 2018 restored approximately 80% of our plant capacity. We completed a permanent belt workaround and restored the preparation plant to its full processing capacity in mid-2019. Our insurance carrier, Federal Insurance Company, disputed our claim for coverage based on certain exclusions to the applicable policy and, therefore, on August 21, 2019, we filed suit against Federal Insurance Company and Chubb INA Holdings, Inc. in Logan County Circuit Court in West Virginia seeking a declaratory judgment that the partial silo collapse was an insurable event and to require coverage under our policy. Defendants removed the case to the United States District Court for the Southern District of West Virginia, and upon removal, we substituted ACE American Insurance Company as a defendant in place of Chubb INA Holdings, Inc. The trial in the matter commenced on June 29, 2021, in Charleston, West Virginia. On July 15, 2021, the jury returned a verdict in our favor for $7.7 million in compensatory damages and on July 16, 2021, made an additional award of $25.0 million for inconvenience and aggravation. On August 12, 2021, the defendants filed a post-trial motion for judgment as a matter of law or in the alternative to alter or amend the judgment or for a new trial. The parties fully briefed the motion, and it stood submitted on August 31, 2021. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, and also vacated and set aside, in its entirety, the jury award of damages for inconvenience and aggravation. The same day, the court entered the judgment in accordance with the memorandum opinion and order.

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million verdict. The court further determined that we are entitled to attorney’s fees in an amount to be determined on remand. Finally, the court held that we are entitled to damages for inconvenience and aggravation but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition of Rehearing and Rehearing En Banc with the Fourth Circuit. The Petition is now pending before the court. No amounts have been recorded for this matter based on the accounting guidance for gain contingencies.

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

Disaggregated information about our revenue is presented below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Coal Sales
North American revenue	$53,401	$91,397	$93,428	$150,629
Export revenue, excluding Canada	84,068	47,258	210,401	142,908
Total revenue	$137,469	$138,655	$303,829	$293,537

As of June 30, 2023, the Company had outstanding performance obligations of approximately 0.9 million tons for contracts with fixed sales prices averaging $198 per ton, excluding freight, which will generally be satisfied in the second half of 2023, and 0.7 million tons for contracts with index-based pricing mechanisms. Index-based prices have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended June 30, 2023, sales to our top two customers accounted for approximately 35% of our total revenue. During the six months ended June 30, 2023, sales to our top four customers accounted for approximately 49% of our total revenue. During the three months ended June 30, 2022, sales to our top four customers accounted for approximately 65% of total revenue. During the six months ended June 30, 2022, sales to our top three customers accounted for approximately 53% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues. Three customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 61% of the Company’s accounts receivable balance at June 30, 2023.

Segments—CORE represents a separate operating segment and has economic and geographic differences compared to the Company’s metallurgical operations in the Appalachian basin; however, CORE does not meet the significance tests for separate disclosure as a reportable segment at this time. In addition, reconciling items of the metallurgical coal segment to the Company’s consolidated results are not yet material. CORE revenues disclosed in Note 6 are primarily intracompany revenues eliminated upon consolidation and are not included in the disaggregated revenue table above.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was 24.6% and 22.8%, respectively. Our effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was 19.6% and 21.5%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

Earnings per share (“EPS”) is not presented retrospectively for periods prior to the issuance of the tracking stock as the tracking stock was not a part of the Company’s capital structure during those periods and the issuance of the tracking stock changes the common shareholders’ relative residual interest in the Company. Therefore, EPS is presented for the Company’s single common stock up to the time the tracking stock was issued. EPS is presented prospectively under the two-class method starting on the date of initial distribution of the tracking stock. Refer to Note 6 for information related to the Company’s tracking stock.

The following is the computation of basic and diluted EPS:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Earnings attribution
Single class of common stock (through 6/20/2023) *	$6,125	$33,280	$31,382	$74,751
Class A common stock (6/21/2023 - 6/30/2023)	1,326	—	1,326	—
Class A restricted stock awards (6/21/2023 - 6/30/2023)	105	—	105	—
Class B common stock (6/21/2023 - 6/30/2023)	—	—	—	—
Class B restricted stock awards (6/21/2023 - 6/30/2023)	—	—	—	—
Net income	$7,556	$33,280	$32,813	$74,751

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation
	Three months ended June 30,		Six months ended June 30,
	2023 **	2022	2023 **	2022
EPS data for single class of common stock through 6/20/2023
Numerator
Net earnings	$6,125	$33,280	$31,382	$74,751
Denominator
Weighted average shares used to compute basic earnings per share *	44,414	44,271	44,344	44,226
Dilutive effect of stock option awards	350	615	381	610
Dilutive effect of restricted stock units	—	249	—	186
Dilutive effect of performance stock units	55	—	27	—
Weighted average shares used to compute diluted earnings per share	44,819	45,135	44,752	45,022

Earnings per common share (single class of common stock)
Basic	$0.14	$0.75	$0.71	$1.69
Diluted	$0.14	$0.74	$0.70	$1.66

	6/21/2023 - 6/30/2023
	Class A	Class B
EPS data for dual-class common stock 6/21/2023 - 6/30/2023
Numerator
Net earnings	$1,326	$—
Denominator
Weighted average shares used to compute basic earnings per share **	41,123	8,225
Dilutive effect of stock option awards	326	93
Dilutive effect of restricted stock units	39	32
Dilutive effect of performance stock units	224	82
Weighted average shares used to compute diluted earnings per share	41,712	8,432

Earnings per common share (dual-class structure)
Basic	$0.03	$—
Diluted	$0.03	$—

** Does not include unvested restricted stock, which averaged 3,239 and 648 for Class A and Class B, respectively

Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. Historically, the Company has shown EPS for its common stock and unvested restricted stock on a combined basis since both instruments participate on the same basis and the resulting EPS is typically the same. Starting under the two-class method, the Company will report separately the net earnings allocated away from holders of Class A and Class B common stock to holders of unvested restricted stock awards.

For accounting purposes, Class B’s participation rights are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual dividends declared during the period for the tracking stock. No dividends were declared on Class B common stock during the second quarter of 2023.

Diluted EPS for the second quarter and year-to-date periods through June 20, 2023 excluded all outstanding restricted stock units, or 684,151 units in total, because the effect would have been antidilutive. In addition, diluted EPS for the second quarter and year-to-date periods through June 20, 2023 excluded outstanding performance stock units originally granted in 2022, or 248,706 units at target, based on the guidance for contingently issuable shares, which requires exclusion when the shares would not be issuable if the end of the reporting period were the end of the contingency period.

For the period from June 21 through June 30, 2023, diluted EPS for Class A common stock excluded 165,803 RSUs because the effect would have been antidilutive. Class A diluted EPS for this period also excluded outstanding performance stock units originally granted in 2022, or 248,706 units at target, based on the guidance for contingently issuable shares. In addition, the Company’s ability to convert Class B common shares into Class A common shares, as discussed previously in Note 6, is a contingency that will not be reflected in the diluted EPS for Class A under the if-converted method until such time that the required Board resolutions occur, if ever.

For the period from June 21 through June 30, 2023, diluted EPS for Class B common stock excludes certain performance stock units, 49,737 at target, based on the guidance for contingently issuable shares guidance.

NOTE 11—RELATED PARTY TRANSACTIONS

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal that occurred in the second quarter of 2022, the Company incurred interest expense of $0.6 million and $1.3 million for the three months and six months ended June 30, 2023, respectively. The Company incurred interest expense of $0.8 million for the three months and six months ended June 30, 2022. In addition, the Company paid down $20.0 million of its related-party debt during the first six months of 2023, leaving a balance of $20.0 million at June 30, 2023.

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Royalties paid to Ramaco Coal during the three months and six months ended June 30, 2022 totaled $1.1 million and $3.1 million, respectively.

Administrative Services—Also prior to the acquisition of Ramaco Coal, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees pursuant to a mutual service agreement. Charges to Ramaco Coal were $14 thousand and $44 thousand for the three months and six months ended June 30, 2022, respectively.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services payable to Jones totaled $0.6 million at June 30, 2023 and were included in accrued liabilities in the consolidated balance sheet. There were no legal expenses recognized for Jones during the three months and six months ended June 30, 2023. Legal expenses recognized for Jones during the three months and six months ended June 30, 2022 were $0.8 million

NOTE 12—SUBSEQUENT EVENTS

On July 31, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.125 per share of Class A common stock to be paid on September 15, 2023 to shareholders of record on September 1, 2023. The Company also announced on this date that its Board of Directors declared its first quarterly cash dividend of $0.165 per share of Class B common stock to be paid on September 15, 2023 to shareholders of record on September 1, 2023. The Class B dividend was based on 20% of CORE royalty and infrastructure revenues for the second quarter of 2023.

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

During the first six months of 2023, we sold 1.5 million tons of coal and recognized $303.8 million of revenue. Of this amount, 31% was sold in North American markets, including Canada, and 69% was sold into export markets. During the same period of 2022, we sold 1.2 million tons of coal and recognized $293.5 million of revenue. Of this amount, 51% of our sales were sold in North American markets, including Canada, with the remaining 49% being sold into the export markets. The increase in sales into export markets, which often include index-based pricing, creates greater potential exposure to variability in pricing in 2023 compared to 2022.

As of June 30, 2023, the Company had outstanding performance obligations of approximately 0.9 million tons for contracts with fixed sales prices averaging $198 per ton, excluding freight, which will generally be satisfied in the second half of 2023, and 0.7 million tons for contracts with index-based pricing mechanisms.

Recent Developments

The Company continues to assess its potential rare earth elements deposit in Wyoming, and core analysis performed to date shows high relative concentrations of heavy rare earth elements such as Terbium and Dysprosium as well as lighter rare earth elements such as Neodymium and Praseodymium. The exploration target does not represent, and should not be construed to be, a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K. The Company also continues its work to advance new carbon product technologies with the goal of commercializing products that use coal in both an improved economic and environmental manner.

On June 21, 2023, the Company distributed Class B common stock, a tracking stock, to provide existing holders of the Company’s common stock an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially by the Company as part of the Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost bearing revenue streams based on the Company’s current expectations:

●	Royalty fees derived from the royalties associated with the Ramaco Coal and Amonate reserves, which we believe approximates 3% of Company-produced coal sales revenue excluding coal sales revenue from Knox Creek,
●	Infrastructure fees based on $5.00 per ton of coal processed at our preparation plants and $2.50 per ton of loaded coal at the Company’s rail load-out facilities, and
●	Future income derived, if and when realized, from advanced carbon products and rare earth elements initiatives.

The Company expects to pay a dividend equal to 20% of the revenues above; however, any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors. Dividends paid on the tracking stock may create additional value for common stockholders and allow the Company to return to investors a portion of the savings from royalties and infrastructure usage fees resulting from the acquisition of Ramaco Coal. In addition, the tracking stock provides an opportunity for investors to participate directly in the potential revenue growth associated with the development of carbon products and rare earth elements.

Separate financial statements for CORE have not been included as exhibits to this filing since CORE’s financial performance and dividends will be evaluated based on non-cost bearing revenue streams, at least initially, and other potential forms of passive income rather than reduced by allocated costs and expenses. Refer to Note 6 of Part I, Item 1 for additional information related to the tracking stock.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022

Revenue	$137,469	$138,655	$303,829	$293,537

Costs and expenses
Cost of sales (exclusive of items shown separately below)	99,199	76,644	209,748	157,897
Asset retirement obligations accretion	349	755	700	990
Depreciation, depletion, and amortization	13,556	9,783	25,407	18,463
Selling, general and administrative expenses	14,319	8,786	26,061	20,610
Total costs and expenses	127,423	95,968	261,916	197,960

Operating income	10,046	42,687	41,913	95,577

Other income, net	2,495	2,348	3,742	2,714
Interest expense, net	(2,518)	(1,937)	(4,826)	(3,068)
Income before tax	10,023	43,098	40,829	95,223

Income tax expense	2,467	9,818	8,016	20,472

Net income	$7,556	$33,280	$32,813	$74,751

Earnings per common share
Basic - Single class (through 6/20/2023)	$0.14	$0.75	$0.71	$1.69
Basic - Class A (6/21/2023 - 6/30/2023)	$0.03	$—	$0.03	$—
Total	$0.17	$0.75	$0.74	$1.69

Diluted - Single class (through 6/20/23)	$0.14	$0.74	$0.70	$1.66
Diluted - Class A (6/21/2023 - 6/30/2023)	$0.03	$—	$0.03	$—
Total	$0.17	$0.74	$0.73	$1.66

Adjusted EBITDA	$30,014	$57,859	$78,267	$121,917

During the three and six months ended June 30, 2023, our net income and Adjusted EBITDA were lower compared to the same periods in 2022, which was largely due to lower margins on coal sales driven by the negative impact of pricing.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Coal sales information is summarized as follows:

	Three months ended June 30,
(In thousands)	2023	2022	Increase (Decrease)
Company Produced
Coal sales revenue	$132,571	$137,714	$(5,143)
Tons sold	695	578	117
Purchased from Third Parties
Coal sales revenue	$4,898	$941	$3,957
Tons sold	20	5	15
Totals
Coal sales revenue	$137,469	$138,655	$(1,186)
Tons sold	715	584	131

May not foot due to rounding

Coal sales revenue in the second quarter of 2023 was $137.5 million, which decreased 1% compared to the second quarter of 2022, despite the 23% increase in tons sold, due to the negative impact of pricing. Revenue per ton sold decreased 19% from $238 per ton in the second quarter of 2022 to $192 per ton in the second quarter of 2023. Revenue per ton sold (FOB mine), which excludes transportation revenues, decreased 23% from $215 per ton in the second quarter of 2022 to $165 per ton in the second quarter of 2023, including company-produced coal and purchased coal. In addition, index pricing in the third quarter of 2023 to date is down another 10% from the second quarter 2023 average, which will negatively affect future revenue if the market trend continues.

Cost of sales. Our cost of sales totaled $99.2 million for the second quarter of 2023 as compared to $76.6 million for the second quarter of 2022. The 29% increase versus the prior year was driven primarily by the increase in tons sold. However, the Company’s cost per ton sold also increased due primarily to inflationary pressure. Total cost per ton sold increased 6% from $131 per ton in the second quarter of 2022 to $139 per ton in the second quarter of 2023. Total cash cost per ton sold (FOB mine), which excludes transportation costs, increased 3% from $108 per ton in the second quarter of 2022 to $111 per ton in the second quarter of 2023, including company-produced coal and purchased coal.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $13.6 million and $9.8 million for the second quarter of 2023 and 2022, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative expenses were $14.3 million and $8.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The 63% increase in 2023 was primarily due to increased compensation and benefits on the back of higher headcount as well as increased spending for professional services consistent with the Company’s growth efforts.

Income tax expense. The effective tax rate for the second quarter of 2023 and the second quarter of 2022 was 24.6% and 22.8%, respectively. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue. Coal sales information is summarized as follows:

	Six months ended June 30,
(In thousands)	2023	2022	Increase (Decrease)
Company Produced
Coal sales revenue	$291,530	$288,643	$2,887
Tons sold	1,422	1,151	271
Purchased from Third Parties
Coal sales revenue	$12,299	$4,894	$7,405
Tons sold	49	16	33
Totals
Coal sales revenue	$303,829	$293,537	$10,292
Tons sold	1,472	1,167	304

May not foot due to rounding

Coal sales revenue for the six months ended June 30, 2023 was $303.8 million, approximately 4% higher than the same period in 2022 driven by the 26% increase in tons sold offset partially by the negative impact of pricing. Revenue per ton sold decreased 18% from $252 per ton in the first half of 2022 to $206 per ton in the first half of 2023. Revenue per ton sold (FOB mine), which excludes transportation revenues, decreased 22% from $225 per ton in the first half of 2022 to $176 per ton in the first half of 2023, including company-produced coal and purchased coal. In addition, U.S. metallurgical coal spot pricing is down over 20% in the third quarter of 2023 to date from the first half 2023 average, which will negatively affect future revenue if the market trend continues.

Cost of sales. Our cost of sales totaled $209.7 million for the first half of 2023 compared to $157.9 million for the same period in 2022. The 33% increase was due largely to the increase in tons sold. However, the Company’s cost per ton sold also increased due primarily to inflationary pressure. Total cost per ton sold increased 5% from $135 per ton in the first half of 2022 to $143 per ton in the first half of 2023. Total cash cost per ton sold (FOB mine), which excludes transportation costs, increased 2% from $109 per ton in the first half of 2022 to $111 per ton in the first half of 2023, including company-produced coal and purchased coal.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $25.4 million and $18.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative expenses were $26.1 million and $20.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The 26% increase in 2023 was primarily due to increased compensation and benefits on the back of higher headcount as well as increased spending for professional services consistent with the Company’s growth efforts.

Income tax expense. The effective tax rate for the six months ended June 30, 2023 and 2022 was 19.6% and 21.5%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Liquidity and Capital Resources

At June 30, 2023, we had $33.9 million of cash and cash equivalents and $28.9 million available under our Revolving Credit Facility for future borrowings. Starting in the first quarter of 2023, the Company has entered into an arrangement whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC-insured limit to help safeguard against potential losses in the financial sector.

Significant sources and uses of cash during the first six months of 2023

Sources of cash:

●	Cash flows provided by operating activities were $49.6 million and were driven by cash earnings and the increase in accounts payable during 2023 driven by increased spending. These activities were offset partially by the increase in accounts receivable, which was primarily due to the timing of revenues within the second quarter of 2023 and the greater mix of export sales having longer payment terms compared to the fourth quarter of 2022, as well as the increase in inventories, which occurred primarily in raw coal as the volume of production has outpaced sales volume during the year.
●	Net borrowings from the Revolving Credit Facility increased by $42.5 million (gross proceeds of $77.5 million less repayments of $35.0 million). The proceeds were used primarily for the management of our normal operating cash position.

Uses of cash:

●	Capital expenditures were $48.0 million driven by growth projects
●	We made repayments of $20.0 million and $4.8 million against debt incurred from the 2022 acquisitions of Ramaco Coal (a related party) and Maben assets, respectively.
●	We paid dividends of $11.1 million. Refer to Note 12 of Part I, Item 1 for information regarding dividends declared after the date of the financial statements.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, ongoing operating expenses, and deferred cash payments in connection with the Ramaco Coal and Maben Coal acquisitions. We expect to fund our capital and liquidity requirements with cash on hand, borrowings under the Revolving Credit Facility, and projected cash flow from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

The Company intends to pay a separate dividend on the Class B common stock based on the financial performance of CORE, as discussed earlier, in addition to the regular cash dividend on Class A common stock. Although both dividends are subject to the discretion of the Board of Directors, dividends paid on the Class B common stock will likely result in a new use of cash in future periods.

Indebtedness

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s indebtedness. During July 2023, shortly after the balance sheet date, the Company repaid $11.0 million of its outstanding borrowings under the Revolving Credit Facility using funds from current operations.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the first six months of 2023.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the first six months of 2023.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net income	$7,556	$33,280	$32,813	$74,751
Depreciation, depletion, and amortization	13,556	9,783	25,407	18,463
Interest expense, net	2,518	1,937	4,826	3,068
Income tax expense	2,467	9,818	8,016	20,472
EBITDA	26,097	54,818	71,062	116,754
Stock-based compensation	3,568	2,286	6,505	4,173
Accretion of asset retirement obligation	349	755	700	990
Adjusted EBITDA	$30,014	$57,859	$78,267	$121,917

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

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$132,571	$4,898	$137,469	$137,714	$941	$138,655
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(19,291)	(440)	(19,731)	(13,461)	—	(13,461)
Non-GAAP revenue (FOB mine)	$113,280	$4,458	$117,738	$124,253	$941	$125,194
Tons sold	695	20	715	578	5	584
Revenue per ton sold (FOB mine)	$163	$226	$165	$215	$186	$215

May not foot due to rounding

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$291,530	$12,299	$303,829	$288,643	$4,894	$293,537
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(43,561)	(616)	(44,177)	(30,593)	(239)	(30,832)
Non-GAAP revenue (FOB mine)	$247,969	$11,683	$259,652	$258,050	$4,655	$262,705
Tons sold	1,422	49	1,472	1,151	16	1,167
Revenue per ton sold (FOB mine)	$174	$238	$176	$224	$299	$225

May not foot due to rounding

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

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$95,425	$3,774	$99,199	$75,857	$787	$76,644
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(19,298)	(434)	(19,732)	(13,459)	—	(13,459)
Non-GAAP cash cost of sales	$76,127	$3,340	$79,467	$62,398	$787	$63,185
Tons sold	695	20	715	578	5	584
Cash cost per ton sold	$109	$169	$111	$108	$155	$108

May not foot due to rounding

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$199,671	$10,077	$209,748	$153,720	$4,177	$157,897
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(43,645)	(568)	(44,213)	(30,595)	(238)	(30,833)
Idle mine costs	(2,559)	—	(2,559)	—	—	—
Non-GAAP cash cost of sales	$153,467	$9,509	$162,976	$123,125	$3,939	$127,064
Tons sold	1,422	49	1,472	1,151	16	1,167
Cash cost per ton sold	$108	$193	$111	$107	$253	$109

May not foot due to rounding

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our business, financial condition, cash flows, or future results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

There have been no material changes in our risk factors from those described in our Annual Report except as set forth below:

Risks Related to our Class B Common Stock Structure

Holders of Class B common stock are common stockholders of the Company and, therefore, are subject to risks associated with an investment in the Company as a whole, even if a holder does not own shares of Class A common stock.

We retain legal title to all of our assets and our tracking stock capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of Class B common stock do not have any legal rights related to specific assets attributed to CORE and, in any liquidation, holders of Class B common stock and Class A common stock will be entitled to receive a pro rata share of our available net assets based on their respective numbers of shares.

Our Board’s ability to reattribute businesses, assets and expenses between the Class A common stock and Class B common stock may make it difficult to assess the future prospects of a class of common stock based on past performance.

Our Board currently expects to attribute 100% of the costs associated with the CORE Assets to Ramaco Resources and zero such costs to CORE; however, our Board is vested with discretion to reattribute businesses, assets and liabilities that are attributed to one class of common stock to another class of common stock, without the approval of any of our stockholders. Any such reattribution made by our Board, as well as the existence, in and of itself, of the right to effect a reattribution may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a class of common stock, including liquidity and capital resource needs to pay the projected dividend to holders of our Class B common stock, based on past performance. Stockholders may also have difficulty evaluating the liquidity and capital resources of the businesses and assets attributed to each class of common stock based on past performance, as our Board may use the liquidity of one class to fund the liquidity of another class and capital expenditure requirements through the use of loans and interests between classes.

We could be required to use assets attributed to one class of common stock to pay liabilities attributed to another class.

The assets attributed to one class are potentially subject to the liabilities attributed to another class, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other class. No provision of our

Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) prevents us from satisfying liabilities of one class with assets of another class, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

Dividends on our Class B common stock are discretionary and may fluctuate materially quarter to quarter. We cannot guarantee that we will be able to pay dividends in the future or what the actual dividends will be for any future periods.

Our ability to pay dividends is subject to the discretion of our Board, the requirements of applicable law, any statutory or contractual restrictions on the payment of dividends, any prior rights and preferences that may be applicable to any outstanding preferred stock and commercial factors, whether or not attributable to the CORE Assets. We may lack sufficient cash to pay dividends to our Class B stockholders due to cash flow shortfalls attributable to a number of factors, many of which are beyond our control, as well as increases in corporate level general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs. The timing and amount of dividends declared in future periods will depend on, among other things, (a) our earnings, earnings outlook, production, processing and shipping levels, financial condition, cash flow, cash requirements and our outlook on current and future market conditions, (b) our overall liquidity, (c) the restrictive covenants in the Second Amended and Restated Credit and Security Agreement and any future debt instruments that we may enter into and (d) provisions of applicable law governing the dividends. We have not established a minimum dividend payment for any class of our Common Stock, including our Class B common stock. Further our ability to pay and the amount of dividends declared in future periods may be harmed by other risk factors described herein and incorporated by reference herein. Our ability to pay dividends may fluctuate materially from quarter to quarter, and any quarterly estimate is subject to uncertainty due to the factors described above and elsewhere herein.

The market price of the Class B common stock may not reflect the performance of CORE attributed to it, as we intend.

We cannot assure the holders of Class B common stock that the market price of the Class B common stock related to CORE will, in fact, reflect the performance of CORE attributed to it. Holders of Class B common stock are common stockholders of the Company as a whole and, as such, are subject to all risks associated with an investment in the Company and all of our businesses, assets and liabilities. As a result, the market price of Class B common stock may, in part, reflect events that are intended to be reflected by the Class A common stock of the Company. In addition, investors may discount the value of Class B common stock because it is part of a common enterprise rather than a stand-alone entity.

The market price of the Class B common stock may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional common stock.

To the extent the market price of the Class B common stock tracks the performance of more focused classes of businesses and assets than our existing common stock does, the market price of the Class B common stock may be more volatile than the market price of our existing common stock has been historically. The market price of the Class B common stock may be materially affected by, among other things:

●	actual or anticipated fluctuations CORE’s operating results;

●	potential acquisition activity by the Company (regardless of the class to which it is attributed) or the companies in which we invest;

●	issuances of debt or equity securities to raise capital by the Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the classes;

●	changes in financial estimates by securities analysts regarding the Class B common stock, the Class A common stock or CORE attributable to the Class B common stock;

●	the complex nature and the potential difficulties investors may have in understanding the terms of our new tracking stock, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and

●	general market conditions.

Until an orderly trading market develops for the Class B common stock, the trading price of the Class B common stock may fluctuate significantly.

The market value of the Class B common stock could be adversely affected by events involving the other assets and businesses of the Company.

Because we are the issuer of the Class B common stock, an adverse market reaction to events relating to any of our assets and businesses, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may cause an adverse market reaction in a particular class of common stock. This could occur even if the triggering event is not material to us as a whole. Certain events may also have a greater impact on one class than the same triggering event would have on another class due to the asset composition of the affected class. In addition, the incurrence of significant indebtedness by us or any of our subsidiaries on behalf of one class, including indebtedness incurred or assumed in connection with acquisitions of or investments in businesses, could affect our credit rating and that of our subsidiaries and, therefore, could increase the borrowing costs of businesses attributable to our other classes or the borrowing costs of the Company as a whole.

We may not pay dividends equally or at all on our classes of common stock.

We have the right to pay dividends on the shares of Class A common stock and Class B common stock in equal or unequal amounts, and we may pay dividends on one class of common stock and not pay dividends on another class. In addition, any dividends or distributions on, or repurchases of, shares relating to a class will reduce our assets legally available to be paid as dividends on another class.

Our new tracking stock capital structure could create conflicts of interest, and our Board may make decisions that could adversely affect only some holders of our common stock.

Our tracking stock capital structure could give rise to occasions when the interests of holders of one class of common stock might diverge or appear to diverge from the interests of holders of another class of common stock. Our Class B common stock is not issued by a separate entity and thus holders of Class B common stock do not have the right to elect a separate board of directors. As a result, the Company’s officers and directors owe fiduciary duties to the Company as a whole and all of our stockholders as opposed to only holders of a particular class of common stock. Decisions deemed to be in the best interest of the Company and all of our stockholders may not be in the best interest of a particular class of common stock when considered independently. Examples include:

●	decisions as to the terms of any business relationships between classes of common stock;

●	the terms of any reattributions of assets between classes of common stock;

●	decisions as to the allocation of consideration among the holders of Class B common stock and Class A common stock to be received in connection with a merger involving the Company;

●	decisions as to the allocation of corporate opportunities between the classes, especially where the opportunities might meet the strategic business objectives of both classes;

●	decisions as to operational and financial matters that could be considered detrimental to one class but beneficial to the other;

●	decisions as to the conversion of shares of Class B common stock into shares of Class A common stock;

●	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any interest that one class of common stock may own in the other class of common stock;

●	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our classes of common stock;

●	decisions as to the dispositions of assets of any of our classes of common stock; and

●	decisions as to the payment of dividends on any of our classes of common stock.

Our directors’ or officers’ equity ownership may create or appear to create conflicts of interest.

If directors or officers own disproportionate interests (in percentage or value terms) in Class A common stock or Class B common stock, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of Class A common stock or Class B common stock.

We have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of Class A common stock or Class B common stock. Rather than develop additional specific procedures in advance, our Board intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

●	obtain information regarding the divergence (or potential divergence) of interests;

●	determine under what circumstances to seek the assistance of outside advisers;

●	determine whether a committee of our Board should be appointed to address a specific matter and the appropriate members of that committee; and

●	assess what is in the Company’s best interests and the best interests of all of our stockholders.

Our Board believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.

Our Board does not expect to formally adopt any management or allocation policies with respect to the CORE Assets.

The Board does not expect to formally adopt any management or allocation policies with respect to the CORE Assets to serve as guidelines in making decisions regarding the relationship between the Company’s overall business and CORE with respect to matters such as tax liabilities and benefits, loans between the two, attribution of assets, financing alternatives, corporate opportunities and similar items. Such determinations are in the sole discretion of our Board and our Board may at any time change or make exceptions to the relationship between CORE and Ramaco Resources. A decision to change, or make exceptions to, these arrangements could disadvantage one class of stockholder while advantaging the other.

Holders of a class of common stock may not have any remedies if any action by our directors or officers has an adverse effect on only that class of common stock.

Principles of applicable law and the provisions of our Amended Charter may protect decisions of our Board that have a disparate impact upon a particular class of common stock. Under applicable law, our Board has a duty to act with due care and in the best interests of all of our stockholders, regardless of the class of stock, or series, they hold. Principles of applicable law established in cases involving differing treatment of multiple classes or series of stock provide that a Board owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of a particular series of that stock. Under the principles of applicable law and the business judgment rule referred to above, the holders of Class B common stock may not be able to successfully challenge decisions that they believe have a disparate impact upon the stockholders of one of our classes if a majority of our Board is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that our Board is acting in the best interest of the Company and all of our stockholders.

Stockholders will not vote on how to attribute consideration received in connection with a merger involving the Company among holders of Class A common stock and Class B common stock.

Our Amended Charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving the Company is to be to the holders of Class A common stock and Class B common stock, and none of the holders of Class A common stock and Class B common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of applicable law, our Board will seek to divide the type and amount of consideration received in a merger or consolidation involving the Company among holders of Class A common stock and Class B common stock in a fair manner. As the different ways our Board may divide the consideration between holders of the different classes of stock might have materially different results, the consideration to be received by holders of Class B common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

We may dispose of assets of CORE without the approval of the Class B common stock holders.

Applicable law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of the Company taken as a whole, and our Amended Charter does not require a separate class vote in the case of a sale of a significant amount of assets attributed to any of our classes of common stock. As long as the assets attributed to a certain class of common stock proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such class without any stockholder approval.

Our Board will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any particular class of stock.

Holders of Class B common stock may receive less consideration upon a sale of the assets attributed to that class than if that class were a separate company.

If CORE was a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Class B common stock would receive upon a sale of all or substantially all of the assets of CORE. In addition, we cannot assure the holders of Class B common stock that in the event of such a sale the per share consideration to be paid to holders of Class B common stock will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of CORE. Further, there is no requirement that the consideration paid be tax-free to the holders of Class B common stock. Accordingly, if we sell all or substantially all of the assets attributed to CORE, our Class B stockholders could suffer a loss in the value of their investment in our Class B common stock.

In the event of a liquidation of Ramaco Resources, holders of Class B common stock will not have a priority with respect to the assets attributed to CORE remaining for distribution to stockholders.

Under the Amended Charter, upon Ramaco Resources’ liquidation, dissolution or winding up, holders of Class A common stock and Class B common stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Ramaco Resources’ assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of shares. Hence, the assets to be distributed to a holder of either class of common stock upon a liquidation, dissolution or winding up of Ramaco Resources will have nothing to do with the value of the assets attributed to the class of common stock or to changes in the relative value of the Class B common stock over time.

Our Board may, in its sole discretion, elect to convert the Class B common stock to Class A common stock, thereby changing the nature of an investment in the Class B common stock and possibly diluting the economic interest in the Company of Class B common stock holders, which could result in a loss in value to such holders.

Our Amended Charter permits our Board, in its sole discretion, to convert all of the outstanding shares of Class B common stock into shares of Class A common stock based on an exchange ratio determined by a 20-day trailing VWAP for each class of stock. A conversion would preclude the holders of Class B common stock from retaining their investment in a security that is intended to reflect separately the performance of CORE. We cannot predict the impact on the market value of our stock of (1) our Board’s ability to effect any such conversion or (2) the exercise of this conversion right by our Board. In addition, our Board may effect such a conversion at a time when the market value of our different stocks could cause the stockholders of one group to be disadvantaged.

Holders of Class A common stock and Class B common stock vote together and have limited separate voting rights.

Holders of Class A common stock and Class B common stock vote together as a single class, except in certain limited circumstances prescribed under applicable law. When holders of Class A common stock and Class B common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our stockholders or has a greater impact on one class than another.

Transactions in Class B common stock by our insiders could depress the market price of those stocks.

Sales of, or hedging transactions such as collars relating to, shares of Class B common stock by any of our directors or executive officers, could cause a perception in the marketplace that the stock price of the Class B common stock has peaked or that adverse events or trends have occurred or may be occurring at the Company or with respect to the Class B common stock. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of the Class B common stock.

Our capital structure, as well as the fact that CORE is not an independent company, may inhibit or prevent acquisition bids for CORE attributed to the Class B common stock and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

If CORE was a separate independent company, any person interested in acquiring CORE without negotiating with management could seek control of that class by obtaining control of its outstanding voting stock, by means of a tender offer or a proxy contest. Although we intend Class B common stock to reflect the separate economic performance of CORE, it is not a separate entity, and a person interested in acquiring that class of common stock without negotiation with our management could obtain control of that class only by obtaining control of a majority in voting power of all of the outstanding voting shares of the Company. The existence of different classes of common stock could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have a capital structure similar to ours.

Certain provisions of our Amended Charter and bylaws may discourage, delay or prevent a change in control of the Company that a stockholder may consider favorable.

These provisions include:

●	authorizing a capital structure with multiple classes of common stock: a Class A common stock and Class B common stock;

●	classifying our Board with staggered three-year terms, which may lengthen the time required to gain control of our Board;

●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

●	limiting who may call special meetings of stockholders;

●	establishing advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

●	requiring stockholder approval by holders of at least 66 2/3% of our aggregate voting power with respect to certain extraordinary matters, such as an amendment to our Amended Charter (excluding amendments to Section 4.1 thereof) or bylaws, and the approval by holders of at least 75% of our aggregate voting power for the removal of a director; and

●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our Board to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of the Company.

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

Item 5. Other Information

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6. Exhibits

3.1

Second Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2023)

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

RAMACO RESOURCES, INC.

August 9, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 9, 2023	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)