Form 10-Q
period 2023-09-30
Ramaco Resources, Inc.
filed 2023-11-09
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 31, 2023, the registrant had 43,902,118 and 8,783,877 outstanding shares of Class A and Class B common stock, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$42,924	$35,613
Accounts receivable	63,634	41,174
Inventories	50,242	44,973
Prepaid expenses and other	12,422	25,729
Total current assets	169,222	147,489
Property, plant, and equipment, net	456,712	429,842
Financing lease right-of-use assets, net	13,201	12,905
Advanced coal royalties	3,606	3,271
Other	3,965	2,832
Total Assets	$646,706	$596,339
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$51,584	$34,825
Accrued liabilities	46,485	41,806
Current portion of asset retirement obligations	110	29
Current portion of long-term debt	28,015	35,639
Current portion of related party debt	10,000	40,000
Current portion of financing lease obligations	6,312	5,969
Insurance financing liability	—	4,577
Total current liabilities	142,506	162,845
Asset retirement obligations, net	28,495	28,856
Long-term debt, net	34,157	18,757
Long-term financing lease obligations, net	5,765	4,917
Senior notes, net	33,178	32,830
Deferred tax liability, net	45,685	35,637
Other long-term liabilities	4,322	3,299
Total liabilities	294,108	287,141
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,155,735 shares issued and outstanding at December 31, 2022 *	—	442
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 43,902,118 shares issued and outstanding at September 30, 2023 *	439	—
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 8,783,877 shares issued and outstanding at September 30, 2023	88	—
Additional paid-in capital	275,929	168,711
Retained earnings	76,142	140,045
Total stockholders' equity	352,598	309,198
Total Liabilities and Stockholders' Equity	$646,706	$596,339
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,			Nine months ended September 30,
In thousands, except per-share amounts	2023		2022	2023	2022

Revenue		$186,966	$136,925	$490,795	$430,461

Costs and expenses
Cost of sales (exclusive of items shown separately below)		144,635	79,634	354,383	237,530
Asset retirement obligations accretion		349	495	1,049	1,485
Depreciation, depletion, and amortization		14,443	11,435	39,850	29,898
Selling, general, and administrative		11,458	8,672	37,519	29,282
Total costs and expenses		170,885	100,236	432,801	298,195

Operating income		16,081	36,689	57,994	132,266

Other income (expense), net		11,333	(933)	15,076	1,781
Interest expense, net		(2,447)	(2,255)	(7,274)	(5,323)

Income before tax		24,967	33,501	65,796	128,724
Income tax expense		5,505	6,596	13,521	27,068
Net income		$19,462	$26,905	$52,275	$101,656

Earnings per common share *
Basic - Single class (through 6/20/2023)	$	N/A	$0.61	$0.71	$2.30
Basic - Class A (6/21/2023 - 9/30/2023)		$0.41	$—	$0.44	$—
Total		$0.41	$0.61	$1.15	$2.30

Basic - Class B (6/21/2023 - 9/30/2023)		$0.17	$—	$0.17	$—

Diluted - Single class (through 6/20/23)	$	N/A	$0.60	$0.70	$2.27
Diluted - Class A (6/21/2023 - 9/30/2023)		$0.40	$—	$0.44	$—
Total		$0.40	$0.60	$1.14	$2.27

Diluted - Class B (6/21/2023 - 9/30/2023)		$0.16	$—	$0.16	$—

* Refer to Note 10 for earnings per common share calculations

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

			Class B	Additional		Total
	Common		Common	Paid-	Retained	Stockholders'
In thousands	Stock *		Stock	in Capital	Earnings	Equity
Balance at January 1, 2023	$442		$—	$168,711	$140,045	$309,198
Stock-based compensation	3		—	2,934	—	2,937
Shares surrendered for withholding taxes payable	(1)		—	(114)	—	(115)
Adjustment to cash dividends previously declared	—		—	—	(354)	(354)
Net income	—		—	—	25,257	25,257
Balance at March 31, 2023	444		—	171,531	164,948	336,923
Stock-based compensation	—		—	3,568	—	3,568
Cash dividends declared	—		—	—	(5,734)	(5,734)
Stock dividend declared and distributed	—		89	102,831	(102,920)	—
Shares surrendered for withholding taxes payable	(5)		(1)	(5,202)	—	(5,208)
Net income	—		—	—	7,556	7,556
Balance at June 30, 2023	439	*	88	272,728	63,850	337,105
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.
Stock-based compensation	—		—	3,201	—	3,201
Cash dividends declared	—		—	—	(7,170)	(7,170)
Net income	—		—	—	19,462	19,462
Balance at September 30, 2023	$439		$88	$275,929	$76,142	$352,598

Balance at January 1, 2022	$441		$—	$163,566	$47,067	$211,074
Stock-based compensation	2		—	1,885	—	1,887
Cash dividends declared	—		—	—	(2,497)	(2,497)
Net income	—		—	—	41,471	41,471
Balance at March 31, 2022	443		—	165,451	86,041	251,935
Shares surrendered for withholding taxes payable	(2)		—	(2,819)	—	(2,821)
Stock-based compensation	—		—	2,286	—	2,286
Cash dividends declared	—		—	—	(4,998)	(4,998)
Net income	—		—	—	33,280	33,280
Balance at June 30, 2022	441		—	164,918	114,323	279,682
Stock-based compensation	—		—	2,019	—	2,019
Stock options exercised	—		—	107	—	107
Shares surrendered for withholding taxes payable	—		—	(50)	—	(50)
Cash dividends declared	—		—	—	(9,994)	(9,994)
Net income	—		—	—	26,905	26,905
Balance at September 30, 2022	$441		$—	$166,994	$131,234	$298,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2023	2022
Cash flows from operating activities:
Net income	$52,275	$101,656
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,049	1,485
Depreciation, depletion, and amortization	39,850	29,898
Amortization of debt issuance costs	566	367
Stock-based compensation	9,706	6,192
Other income	(4,912)	(2,113)
Deferred income taxes	10,048	11,579
Changes in operating assets and liabilities:
Accounts receivable	(22,460)	(5,905)
Prepaid expenses and other current assets	10,115	1,242
Inventories	(5,269)	(24,237)
Other assets and liabilities	(816)	91
Accounts payable	19,253	12,432
Accrued liabilities	10,071	26,112
Net cash provided by operating activities	119,476	158,799

Cash flows from investing activities:
Capital expenditures	(64,924)	(91,384)
Acquisition of Ramaco Coal assets	—	(11,738)
Acquisition of Maben assets (bond recovery in 2023)	1,182	(10,715)
Other	5,976	2,000
Net cash used for investing activities	(57,766)	(111,837)

Cash flows from financing activities:
Proceeds from borrowings	95,000	17,000
Proceeds from stock options exercised	—	107
Payment of dividends	(18,049)	(14,996)
Repayment of borrowings	(87,225)	(17,066)
Repayment of Ramaco Coal acquisition financing - related party	(30,000)	—
Repayments of insurance financing	(3,848)	(280)
Repayments of equipment finance leases	(4,954)	(3,760)
Shares surrendered for withholding taxes payable	(5,323)	(2,871)
Net cash used for financing activities	(54,399)	(21,866)

Net change in cash and cash equivalents and restricted cash	7,311	25,096
Cash and cash equivalents and restricted cash, beginning of period	36,473	22,806
Cash and cash equivalents and restricted cash, end of period	$43,784	$47,902

Non-cash investing and financing activities:
Leased assets obtained under new financing leases	6,144	4,259
Financed equipment purchases	—	5,730
Capital expenditures included in accounts payable and accrued liabilities	10,910	9,004
Ramaco Coal acquisition financing	—	56,551
Maben Coal acquisition financing	—	21,000
Financed insurance	407	—
Accrued dividends payable	733	4,994

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

Recent Accounting Pronouncements—In October 2023, subsequent to the date of the Company’s financial statements, the FASB issued Accounting Standards Update No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in ASU 2023-06 clarify or improve disclosure and presentation requirements for a variety of topics, including debt and earnings per share. The effective date for each amendment in ASU 2023-06 will be the effective date of the SEC’s removal of that related disclosure from existing SEC regulations, and each amendment should be applied prospectively after its effective date. Although the Company is still evaluating this guidance, we do not expect a material impact to our disclosures since the Company is already subject to existing SEC disclosure requirements.

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw coal	$27,334	$22,414
Saleable coal	17,645	18,223
Supplies	5,263	4,336
Total inventories	$50,242	$44,973

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Plant and equipment	$276,813	$232,885
Mining property and mineral rights	120,532	120,760
Construction in process	17,554	34,698
Capitalized mine development costs	168,646	153,436
Less: accumulated depreciation, depletion, and amortization	(126,833)	(111,937)
Total property, plant and equipment, net	$456,712	$429,842

On July 10, 2022, the Company experienced a methane ignition at the Berwind No. 1 mine, which was one of the active mines at our Berwind mining complex. The other mines resumed production while the Berwind No. 1 mine was idled until a full investigation could be conducted. There were no personnel in the mine at the time of the incident and no injuries or fatalities occurred. Production from the Berwind No. 1 mine restarted in the first quarter of 2023. The Company received $6.0 million of insurance proceeds during the nine months ended September 30, 2023 related to this matter, which have been reported as other investing activities on the statement of cash flows, and recognized a $4.9 million gain in other income as the Company had previously accrued a $1.1 million loss recovery asset at December 31, 2022.

On September 30, 2023, the Company updated its estimates of the amount and timing of future spending related to asset retirement obligations. The adjustment resulted in a $1.3 million decrease to capitalized mine development costs and a corresponding decrease to the Company’s asset retirement obligations liabilities ($1.4 million decrease to noncurrent liabilities and a $0.1 million increase to current liabilities).

Depreciation, depletion, and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Depreciation of plant and equipment	$8,063	$5,903	$22,492	$15,928
Amortization of right of use assets (finance leases)	2,432	1,710	6,312	3,806
Amortization and depletion of capitalized
mine development costs and mineral rights	3,948	3,822	11,046	10,164
Total depreciation, depletion, and amortization	$14,443	$11,435	$39,850	$29,898

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Revolving Credit Facility	$43,500	$25,000
Equipment loans	4,872	8,396
Senior Notes, net	33,178	32,830
Financing of Ramaco Coal acquisition - Related party debt	10,000	40,000
Financing of Maben Coal acquisition	13,800	21,000
Total debt	$105,350	$127,226
Current portion of long-term debt	38,015	75,639
Long-term debt, net	$67,335	$51,587

Revolving Credit Facility—On February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which includes multiple lending parties and provides additional borrowing capacity compared to the facility utilized in 2022. The new facility, which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million subject to certain terms and conditions, including the lenders’ consents. The remaining availability under the facility at September 30, 2023 was $55.3 million after the determination of the collateralized borrowing base of $98.8 million less $43.5 million of outstanding borrowings.

Revolving loans under the new facility bear interest at either the base rate plus 1.50% or the Secured Overnight Financing Rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%.

The terms of the new facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the new facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements, with which the Company was in compliance at September 30, 2023.

Fair Value—The Company’s Senior Notes had an estimated fair value of approximately $35.5 million and $36.3 million at September 30, 2023 and December 31, 2022, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—Debt repayments occurring over the next twelve months from September 30, 2023 include $14.0 million of borrowings under the Revolving Credit Facility that were repaid shortly after the balance sheet date using funds from current operations, $10.0 million of related party debt shown above, $9.6 million of Maben Coal acquisition financing, and $4.4 million of equipment loans.

Other—Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at September 30, 2023 were $46.5 million compared to $41.8 million at December 31, 2022. The year-to-date increase was driven primarily by accrued compensation.

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

The estimated aggregate liability for these items totaled $4.9 million and $3.6 million as of September 30, 2023 and December 31, 2022, respectively. Of the aggregate liability, the amounts included in other long-term liabilities were $3.2 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in other current assets on the condensed consolidated balance sheets. Restricted cash balances were $0.9 million at September 30, 2023 and December 31, 2022.

NOTE 6—EQUITY

Common Stock—On June 12, 2023, a charter amendment was approved by shareholder vote to reclassify the Company’s existing common stock as shares of Class A common stock, par value $0.01 per share, and create a separate Class B common stock having a par value of $0.01 per share.

The initial distribution of Class B common stock occurred on June 21, 2023 via a stock dividend to existing holders of common stock as of May 12, 2023. On the date of initial distribution, each holder of common stock received 0.2 shares of Class B common stock for every one share of existing common stock held on the record date. Similar actions or modifications occurred for holders of outstanding stock-based awards.

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

The Company expects to pay a dividend equal to 20% of the total fees above; however, any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors.

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

With respect to voting rights, holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders and are entitled to one vote per share. The holders of Class A common stock and Class B common stock do not have cumulative voting rights in the election of directors. Class B common stock does not have any specific voting rights or governance rights with respect to CORE.

With respect to liquidation rights, holders of common stock are entitled to receive ratably the assets available for distribution to the stockholders after payment of liabilities and the liquidation preference of outstanding preferred stock, if any. That is, the rights to residual net assets upon liquidation are equal between holders of Class A and Class B common stock. Holders of Class B common stock do not have specific rights to CORE assets in the event of liquidation.

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

Stock-Based Awards—Stock-based compensation expense totaled $3.2 million and $2.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Stock-based compensation expense totaled $9.7 million and $6.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. During 2023, the Company granted new stock-based awards and modified certain awards previously granted as discussed below.

Restricted Stock—We granted 296,115 shares of restricted stock to certain senior executives, key employees, and directors during the first quarter of 2023, having a grant-date fair value of $10.61 per share. The aggregate fair value of these awards was $2.5 million, which is recognized ratably as expense over the three-year service period unless forfeited. The aggregate fair value of restricted stock granted to directors during the same quarter was $0.6 million, which is recognized ratably as expense over 2023 unless forfeited. During the vesting period, the participants have voting rights and receive nonforfeitable dividends on the same basis as fully vested common stockholders.

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

Performance stock units are accounted for as awards with a market condition since vesting depends on total shareholder return relative to a group of peer companies.

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

Dividends in the amount of $5.6 million, or approximately $0.125 per share of common stock, were paid on June 15, 2023, to shareholders of record on June 1, 2023, and dividends in the amount of $5.5 million, or approximately $0.125 per share of Class A common stock, were paid on September 15, 2023 to shareholders of record on September 1, 2023.

The Company also paid on September 15, 2023 its first cash dividend on Class B common stock in the amount of $1.5 million, or approximately $0.165 per share of Class B common stock, to shareholders of record on September 1, 2023, bringing the total cash dividends paid for all classes of common stock for the nine months ended September 30, 2023 to $18.0 million. The Class B dividend was declared in July 2023 and was based on 20% of CORE royalty and infrastructure fees for the second quarter of 2023. CORE financial performance is shown in the table below.

	Three months ended September 30,	Three months ended June 30,
(In thousands)	2023	2023

Royalties
Ramaco Coal	$3,572	$1,351
Amonate Assets	614	752
Other	13	—
Total Royalties	$4,199	$2,103

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,521	$3,433
Rail Load-outs (Loading at $2.50/ton)	2,202	1,726
Total Infrastructure Fees (at $7.50/ton)	$6,723	$5,159

CORE Royalty and Infrastructure Fees	$10,922	$7,262

Total Cash Available for Dividend for Class B Common Stock	$10,922	$7,262

20% of Cash Available for Dividend for Class B Common Stock	$2,184	$1,452

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

Dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on June 15, 2022, to shareholders of record on June 1, 2022, and dividends in the amount of $5.0 million, or approximately $0.11 per share of common stock, were paid on September 15, 2022 to shareholders of record on September 1, 2022, bringing the total cash dividends paid for the nine months ended September 30, 2022 to $15.0 million.

On September 28, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.11 per share of common stock. Dividends of $5.0 million were accrued at September 30, 2022 and paid on December 15, 2022 to shareholders of record on December 1, 2022.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at September 30, 2023 totaled approximately $28.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Royalty expense was $9.0 million and $8.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $25.0 million and $25.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of September 30, 2023, the Company’s remaining commitments under take-or-pay arrangements totaled $28.9 million, the majority of which relates to a five-year contract entered into during 2023 with a total remaining commitment of $21.1 million. The level of these commitments will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. No amounts have been recognized as contingent liabilities related to take-or-pay arrangements.

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

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million verdict. The court further determined that we are entitled to attorney’s fees in an amount to be determined on remand. Finally, the court held that we are entitled to damages for inconvenience and aggravation but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition of Rehearing and Rehearing En Banc with the Fourth Circuit. The petition was denied by order dated August 15, 2023. On August 29, 2023, the court clarified that the amount of attorney’s fees to be determined on remand included appellate fees. On September 8, 2023, the court entered its amended judgment, which awarded post-judgment interest on the previously awarded and reinstated verdict related to contract (compensatory) damages and the Fourth Circuit thereafter issued its mandate on October 2, 2023. The matter is now pending before the District Court for a new trial on damages for inconvenience and aggravation as well as the court’s determination and award of attorney’s fees.

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order, which was received by the Company subsequent to the date of the financial statements, and that portion of the matter is considered closed. The Company recognized a $7.8 million gain in the third quarter of 2023, which was recorded in other income and other current assets. The Company determined the full amount to be realizable as of September 30, 2023 under the accounting guidance for contingencies based on the reinstated verdict above and acknowledgement received from the counterparty prior to the date of the financial statements.

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

Disaggregated information about our revenue is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Coal Sales
North American revenue	$75,143	$78,442	$168,571	$231,365
Export revenue, excluding Canada	111,823	58,483	322,224	199,096
Total revenue	$186,966	$136,925	$490,795	$430,461

As of September 30, 2023, the Company had outstanding performance obligations of approximately 1.5 million tons for contracts with fixed sales prices averaging $177 per ton, excluding freight, and 0.4 million tons for contracts with index-based pricing mechanisms. For contracts with fixed sales prices, 0.4 million tons are expected to be satisfied in the fourth quarter of 2023 having an average sales price of $197 per ton, excluding freight, and 1.1 million tons are expected to be satisfied in 2024 having an average sales price of $169 per ton, excluding freight. For contracts with index-based pricing, 0.4 million tons are expected to be satisfied in the fourth quarter of 2023. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended September 30, 2023, sales to our top three customers accounted for approximately 52% of our total revenue. During the nine months ended September 30, 2023, sales to our top four customers accounted for approximately 55% of our total revenue. During the three months ended September 30, 2022, sales to our top four customers accounted for approximately 56% of total revenue. During the nine months ended September 30, 2022, sales to our top two customers accounted for approximately 40% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues. Three customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 72% of the Company’s accounts receivable balance at September 30, 2023.

Segments—CORE represents a separate operating segment and has economic and geographic differences compared to the Company’s metallurgical operations in the Appalachian basin; however, CORE does not meet the significance tests for separate disclosure as a reportable segment at this time. In addition, reconciling items of the metallurgical coal segment to the Company’s consolidated results are not yet material. CORE royalty and infrastructure fees disclosed in Note 6 are primarily intracompany transactions eliminated upon consolidation and are not included in the disaggregated revenue table above.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2023 and September 30, 2022 was 22.0% and 20%, respectively, excluding discrete items. Our effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was 20.5% and 21.9%, respectively, excluding discrete items. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

In addition, the Company received an income tax refund of $11.8 million in the third quarter of 2023, which drove the decrease in prepaid expenses and other current assets on the balance sheet compared to December 31, 2022.

NOTE 10—EARNINGS PER SHARE

Earnings per share (“EPS”) is not presented retrospectively for periods prior to the issuance of the tracking stock as the tracking stock was not a part of the Company’s capital structure during those periods and the issuance of the tracking stock changes the common shareholders’ relative residual interest in the Company. Therefore, EPS is presented for the Company’s single class of common stock up to the time the tracking stock was issued. EPS is presented prospectively under the two-class method starting on the date of initial distribution of the tracking stock. Refer to Note 6 for information related to the Company’s tracking stock.

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Three months ended September 30,			Nine months ended September 30,
	2023		2022	2023	2022

Earnings attribution
Single class of common stock (through 6/20/2023) *	$	N/A	$26,905	$31,382	$101,656
Class A common stock (6/21/2023 - 9/30/2023)		17,288	—	18,616	—
Class A restricted stock awards (6/21/2023 - 9/30/2023)		721	—	824	—
Class B common stock (6/21/2023 - 9/30/2023)		1,395	—	1,395	—
Class B restricted stock awards (6/21/2023 - 9/30/2023)		58	—	58	—
Net income		$19,462	$26,905	$52,275	$101,656

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation
	Three months ended September 30,			Jan. 1 - June 20,	Jan. 1 - Sept. 30,
	2023		2022	2023	2022
EPS data for single class of common stock through 6/20/2023
Numerator
Net earnings	$	N/A	$26,905	$31,382	$101,656
Denominator
Weighted average shares used to compute basic earnings per share *		N/A	44,085	44,344	44,179
Dilutive effect of stock option awards		N/A	458	381	560
Dilutive effect of restricted stock units		N/A	—	—	8
Dilutive effect of performance stock units		N/A	—	27	—
Weighted average shares used to compute diluted earnings per share		N/A	44,543	44,752	44,747

Earnings per common share (single class of common stock)
Basic	$	N/A	$0.61	$0.71	$2.30
Diluted	$	N/A	$0.60	$0.70	$2.27

	Three months ended September 30, 2023			June 21, 2023 - September 30, 2023
	Class A		Class B	Class A	Class B
EPS data for dual-class common stock 6/21/2023 - 9/30/2023
Numerator
Net earnings		$17,288	$1,395	$18,616	$1,395
Denominator
Weighted average shares used to compute basic earnings per share **		42,144	8,432	42,044	8,412
Dilutive effect of stock option awards		352	103	339	97
Dilutive effect of restricted stock units		85	49	62	41
Dilutive effect of performance stock units		302	102	263	92
Weighted average shares used to compute diluted earnings per share		42,883	8,686	42,708	8,642

Earnings per common share (dual-class structure)
Basic		$0.41	$0.17	$0.44	$0.17
Diluted		$0.40	$0.16	$0.44	$0.16

** Does not include unvested restricted stock, which averaged 1.8 million and 0.4 million for Class A and Class B, respectively, for the third quarter of 2023 and 1.9 million and 0.4 million for Class A and Class B, respectively, for the period June 21, 2023 through September 30, 2023

Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. Historically, the Company has shown EPS for its common stock and unvested restricted stock on a combined basis since both instruments participate on the same basis and the resulting EPS is typically the same. Starting under the two-class method, the Company reports separately the net earnings allocated away from holders of Class A and Class B common stock to holders of unvested restricted stock awards.

For accounting purposes, Class B’s participation rights are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual dividends declared during the period for the tracking stock. Refer to Note 6 for information regarding dividends declared on Class B common stock.

Diluted EPS was calculated using the treasury stock method for stock options and restricted stock units. For performance stock units, the awards were first evaluated under the contingently issuable shares guidance, which requires a determination as to whether shares would be issuable if the end of the reporting period were the end of the contingency period. For shares determined to be issuable under performance stock unit awards, the treasury stock method was then applied to determine the dilutive impact of the awards, if any. Unvested restricted stock awards are considered potential common shares as well as participating securities, as discussed previously, and were included in diluted EPS using the more dilutive of the treasury stock method or the two-class method. Since these awards share in dividends on a 1:1 basis with common shares, applying the treasury stock method was antidilutive compared to the basic EPS calculation that allocates earnings to participating securities under the two-class method discussed previously.

Diluted EPS for the period from January 1, 2023 through June 20, 2023, the period for which a single class of common stock existed, excluded all outstanding restricted stock units, or 684,151 units in total, because the effect would have been antidilutive under the treasury stock method. In addition, diluted EPS for the same period excluded outstanding performance stock units originally granted in 2022, or 248,706 units at target, based on the guidance for contingently issuable shares, which requires exclusion when shares would not be issuable if the end of the reporting period were the end of the contingency period.

For the third quarter of 2023 and the period from June 21,2023 through September 30, 2023, diluted EPS for Class A common stock excluded 165,803 RSUs because the effect would have been antidilutive under the treasury stock method. Class A diluted EPS for these periods also excluded outstanding performance stock units originally granted in 2022, or approximately 153,452 units if September 30, 2023 were the end of the contingency period, because the effect would have been antidilutive under the treasury stock method. The same performance stock unit awards, or 248,706 units at target, were excluded in the previous reporting period based on the guidance for contingently issuable shares. In addition, the Company’s ability to convert Class B common shares into Class A common shares, as discussed previously in Note 6, is a contingency that will not be reflected in the diluted EPS for Class A under the if-converted method until such time that the required Board resolutions occur, if ever.

For the third quarter of 2023 and the period from June 21, 2023 through September 30, 2023, diluted EPS for Class B common stock excluded certain performance stock units, or approximately 30,688 units if September 30, 2023 were the end of the contingency period, because the effect would have been antidilutive under the treasury stock method. The same awards, or 49,737 units at target, were excluded in the previous reporting period based on the guidance for contingently issuable shares.

Diluted EPS for the single class of common stock in the third quarter of 2022 excluded 248,706 RSUs because the effect would have been antidilutive under the treasury stock method and 248,706 performance stock units, at target, based on the guidance for contingently issuable shares. The performance stock units were excluded from diluted EPS for the single class of common stock for the nine months ended September 30, 2022 as well.

NOTE 11—RELATED PARTY TRANSACTIONS

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal that occurred in the second quarter of 2022, the Company incurred interest expense of $0.4 million and $1.7 million for the three months and nine months ended September 30, 2023, respectively. The Company incurred interest expense of $1.1 million and $2.0 million for the three months and nine months ended September 30, 2022, respectively. In addition, the Company paid down $30.0 million of its related-party debt during the first nine months of 2023, leaving a balance of $10.0 million at September 30, 2023.

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, much of the coal reserves and surface rights that we control were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Royalties paid to Ramaco Coal in 2022 prior to the acquisition totaled $3.1 million.

Administrative Services—Also prior to the acquisition of Ramaco Coal, the Company and Ramaco Coal agreed to share the services of certain of each company’s employees pursuant to a mutual service agreement. Charges to Ramaco Coal in 2022 prior to the acquisition totaled $44 thousand related to this arrangement.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services payable to Jones totaled $0.6 million at September 30, 2023 and were included in accrued liabilities on the balance sheet. There were no legal fees incurred for Jones during the three months and nine months ended September 30, 2023. Legal fees incurred for Jones during the three months and nine months ended September 30, 2022 were zero and $0.8 million, respectively.

Other Professional Services—The Company has also entered into professional services agreements with two other related parties, neither of which has resulted in material activity at this time.

NOTE 12—SUBSEQUENT EVENTS

On October 16, 2023, the Company announced that its Board of Directors declared quarterly cash dividends of $0.125 per share of Class A common stock and $0.249 per share of Class B common stock. The Class B dividend was based on 20% of CORE royalty and infrastructure fees for the third quarter of 2023. Both dividends are to be paid on December 15, 2023 to shareholders of record on December 1, 2023.

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

Renewed global economic concerns, including those related to the military conflict involving Russia and Ukraine, have caused volatility in the commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, has had a significant effect on market prices and may affect overall demand for our coal. Furthermore, inflation has affected the cost of supplies and other materials and may continue to negatively impact our profitability.

During the first nine months of 2023, we sold 2.5 million tons of coal and recognized $490.8 million of revenue. Of this amount, 34% was sold in North American markets, including Canada, and 66% was sold into export markets. During the same period of 2022, we sold 1.8 million tons of coal and recognized $430.5 million of revenue. Of this amount, 54% of our sales were sold in North American markets, including Canada, with the remaining 46% being sold into the export markets. The increase in sales into export markets, which often include index-based pricing, has created greater exposure to variability in pricing in 2023 compared to 2022.

As of September 30, 2023, the Company had outstanding performance obligations of approximately 1.5 million tons for contracts with fixed sales prices averaging $177 per ton, excluding freight, and 0.4 million tons for contracts with index-based pricing mechanisms. Subsequent to the date of the financial statements, the Company was able to obtain sales commitments for an additional 0.2 million tons under North America fixed price contracts and an additional 0.2 million tons under index-priced contracts. The Company expects to satisfy its existing sales commitments in 2023 and 2024. Refer to Note 8 of Part I, Item 1 for additional information.

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

The Company anticipates paying a quarterly dividend equal to 20% of the total fees above; however, any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors. Dividends paid on the tracking stock may create additional value for common stockholders and allow the Company to return to investors a portion of the savings from royalties and infrastructure usage fees resulting from the acquisition of Ramaco Coal. In addition, the tracking stock provides an opportunity for investors to participate directly in the potential revenue growth associated with the development of carbon products and rare earth elements. The Company paid its first dividend on Class B common stock during the third quarter of 2023.

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

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except per share amounts)	2023		2022	2023	2022

Revenue		$186,966	$136,925	$490,795	$430,461

Costs and expenses
Cost of sales (exclusive of items shown separately below)		144,635	79,634	354,383	237,530
Asset retirement obligations accretion		349	495	1,049	1,485
Depreciation, depletion, and amortization		14,443	11,435	39,850	29,898
Selling, general and administrative expenses		11,458	8,672	37,519	29,282
Total costs and expenses		170,885	100,236	432,801	298,195

Operating income		16,081	36,689	57,994	132,266

Other income (expense), net		11,333	(933)	15,076	1,781
Interest expense, net		(2,447)	(2,255)	(7,274)	(5,323)
Income before tax		24,967	33,501	65,796	128,724

Income tax expense		5,505	6,596	13,521	27,068

Net income		$19,462	$26,905	$52,275	$101,656

Earnings per common share
Basic - Single class (through 6/20/2023)	$	N/A	$0.61	$0.71	$2.30
Basic - Class A (6/21/2023 - 9/30/2023)		$0.41	$—	$0.44	$—
Total		$0.41	$0.61	$1.15	$2.30

Basic - Class B (6/21/2023 - 9/30/2023)		$0.17	$—	$0.17	$—

Diluted - Single class (through 6/20/23)	$	N/A	$0.60	$0.70	$2.27
Diluted - Class A (6/21/2023 - 9/30/2023)		$0.40	$—	$0.44	$—
Total		$0.40	$0.60	$1.14	$2.27

Diluted - Class B (6/21/2023 - 9/30/2023)		$0.16	$—	$0.16	$—

Adjusted EBITDA		$45,407	$50,705	$123,675	$172,622

During the three and nine months ended September 30, 2023, our net income and Adjusted EBITDA were lower compared to the same periods in 2022, which was driven by lower margins on coal sales due to the negative impact of sales pricing coupled with higher per ton cost of sales as discussed below.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Coal sales information is summarized as follows:

	Three months ended September 30,
(In thousands)	2023	2022	Increase (Decrease)
Company Produced
Coal sales revenue	$177,826	$135,416	$42,410
Tons sold	949	602	348
Purchased from Third Parties
Coal sales revenue	$9,140	$1,509	$7,631
Tons sold	46	7	40
Totals
Coal sales revenue	$186,966	$136,925	$50,041
Tons sold	996	608	388

May not foot due to rounding

Coal sales revenue in the third quarter of 2023 was $187.0 million, which increased 37% compared to the third quarter of 2022, despite the negative impact of pricing, due to the 64% increase in tons sold. Revenue per ton sold decreased 17% from $225 per ton in the third quarter of 2022 to $188 per ton in the third quarter of 2023. Revenue per ton sold (FOB mine), which excludes transportation revenues, decreased 22% from $202 per ton in the third quarter of 2022 to $157 per ton in the third quarter of 2023, including company-produced coal and purchased coal.

Cost of sales. Our cost of sales totaled $144.6 million for the third quarter of 2023 as compared to $79.6 million for the third quarter of 2022. The 82% increase versus the prior year was due to the increase in tons sold, as discussed above, as well as the increase in the Company’s cost per ton sold related mostly to inflationary pressures. Total cost per ton sold increased 11% from $131 per ton in the third quarter of 2022 to $145 per ton in the third quarter of 2023. Total cash cost per ton sold (FOB mine), which excludes transportation costs, increased 15% from $99 per ton in the third quarter of 2022 to $114 per ton in the third quarter of 2023, including company-produced coal and purchased coal.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $14.4 million and $11.4 million for the third quarter of 2023 and third quarter of 2022, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative expenses were $11.5 million and $8.7 million for the third quarter of 2023 and third quarter of 2022, respectively. The 32% increase in 2023 was primarily due to greater compensation-related expenses on the back of higher headcount as well as increased spending for professional services consistent with the Company’s growth efforts.

Other income (expense), net. The Company had other income, net of $11.3 million in the third quarter of 2023 as compared to other expense, net of $0.9 million for the third quarter of 2022. Other income, net in the third quarter of 2023 was due primarily to recognition of the $7.8 million legal verdict for contract (compensatory) damages related to the 2018 Elk Creek silo failure as well as the receipt of $3.0 million of insurance proceeds related to the methane ignition event that occurred at our Berwind complex in 2022. Other expense, net in the third quarter of 2022 was due primarily to a $1.0 million charitable contribution made by the Company.

Income tax expense. The effective tax rate for the third quarter of 2023 and the third quarter of 2022 was 22% and 20%, respectively, excluding discrete items. The primary difference from the federal statutory rate of 21% in each period is related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue. Coal sales information is summarized as follows:

	Nine months ended September 30,
(In thousands)	2023	2022	Increase (Decrease)
Company Produced
Coal sales revenue	$469,356	$424,058	$45,298
Tons sold	2,372	1,753	619
Purchased from Third Parties
Coal sales revenue	$21,439	$6,403	$15,036
Tons sold	96	22	74
Totals
Coal sales revenue	$490,795	$430,461	$60,334
Tons sold	2,467	1,775	692

May not foot due to rounding

Coal sales revenue for the nine months ended September 30, 2023 was $490.8 million, approximately 14% higher than the same period in 2022 driven by the 39% increase in tons sold offset partially by the negative impact of pricing. Revenue per ton sold decreased 18% from $243 per ton for the nine months ended September 30, 2022 to $199 per ton for the nine months ended September 30, 2023. Revenue per ton sold (FOB mine), which excludes transportation revenues, decreased 22% from $217 per ton for the nine months ended September 30, 2022 to $169 per ton for the nine months ended September 30, 2023, including company-produced coal and purchased coal.

Cost of sales. Our cost of sales totaled $354.4 million for the nine months ended September 30, 2023 compared to $237.5 million for the same period in 2022. The 49% increase was due to the increase in tons sold, as discussed above, as well as the increase in the Company’s cost per ton sold related mostly to inflationary pressures. Total cost per ton sold increased 7% from $134 per ton for the nine months ended September 30, 2022 to $144 per ton for the nine months ended September 30, 2023. Total cash cost per ton sold (FOB mine), which excludes transportation costs, increased 6% from $106 per ton for the nine months ended September 30, 2022 to $112 per ton for the nine months ended September 30, 2023, including company-produced coal and purchased coal.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $39.9 million and $29.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative expenses were $37.5 million and $29.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The 28% increase in 2023 was primarily due to greater compensation-related expenses on the back of higher headcount as well as increased spending for professional services consistent with the Company’s growth efforts.

Other income (expense), net. Other income, net for the nine months ended September 30, 2023 and September 30, 2022 was $15.1 million and $1.8 million, respectively. Other income, net for 2023 was due primarily to recognition of the $7.8 million legal verdict for contract (compensatory) damages related to the 2018 Elk Creek silo failure as well as the $4.9 million gain from the Company’s insurance claim related to the methane ignition event that occurred at our Berwind complex in 2022. The Company received $6.0 million of proceeds during 2023 related to the Berwind ignition event and had previously accrued a $1.1 million loss recovery asset at year-end 2022. Other income, net for 2022 included a $2.1 million gain on the sale of mineral rights offset partially by a $1.0 million charitable contribution made by the Company.

Income tax expense. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 20.5% and 21.9%, respectively, excluding discrete tax items. The primary difference from the federal statutory rate of 21% is related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Liquidity and Capital Resources

At September 30, 2023, we had $42.9 million of cash and cash equivalents and $55.3 million available under our Revolving Credit Facility for future borrowings. The Company is party to an arrangement that began in the first quarter of 2023 whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC-insured limit to help safeguard against potential losses in the financial sector.

Significant sources and uses of cash during the first nine months of 2023

Sources of cash:

●	Cash flows provided by operating activities were $119.5 million, which were driven primarily by cash earnings as well as the receipt of an $11.8 million income tax refund during the third quarter of 2023. Other factors included:
o	Accounts payable increased $19.3 million, excluding unfunded capital expenditures, due to increased spending as well as the timing of payments
o	Accounts receivable increased $22.5 million during the year driven by the increase in quarterly revenues for the third quarter of 2023 compared to the fourth quarter of 2022.
●	Net borrowings from the Revolving Credit Facility increased by $18.5 million (gross proceeds of $95.0 million less repayments of $76.5 million). The proceeds were used primarily for the management of our normal operating cash position.
●	The Company received $6.0 million of insurance proceeds during 2023 related to the methane ignition that occurred at our Berwind Complex in 2022. The proceeds were reported as other investing activities on the statement of cash flows.

Uses of cash:

●	Capital expenditures were $64.9 million driven by investments in growth projects. We expect to spend approximately $70 million to $75 million on capital expenditures for the full year 2023.
●	We made repayments of $30.0 million and $7.2 million against debt incurred from the 2022 acquisitions of Ramaco Coal (which was a related party) and Maben assets, respectively.
●	We paid dividends of $18.0 million, which includes the Company’s first cash dividend payment on Class B common stock in the amount of $1.5 million. Refer to Note 6 of Part I, Item 1 for information regarding dividends.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, ongoing operating expenses, and deferred cash payments in connection with the Ramaco Coal and Maben Coal acquisitions. We expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under the Revolving Credit Facility, and projected cash flows from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

On September 1, 2023, the Company filed a shelf registration statement to sell any combination of Class A common stock, Class B common stock, preferred stock, depositary shares, debt securities, warrants, and rights at an aggregate initial offering price of up to $400.0 million. However, the Company has no specific plans to raise capital at this time and no securities may be sold until a prospectus supplement describing the method and terms of any future offering is delivered.

The Company anticipates paying a separate quarterly dividend on Class B common stock based on the financial performance of CORE in addition to the quarterly cash dividend on Class A common stock. Although both dividends are subject to the discretion of the Board of Directors, dividends paid on the Class B common stock will likely result in a new use of cash compared to prior periods. The Company paid its first cash dividend on Class B common stock during the third quarter of 2023 as discussed above. In addition, the Company declared a second cash dividend on Class B common stock during October 2023 of approximately $2.2 million, or $0.249 per share, to be paid in the fourth quarter of 2023.

Indebtedness

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s indebtedness. During October 2023, shortly after the balance sheet date, the Company repaid $14.0 million of its outstanding borrowings under the Revolving Credit Facility using funds from current operations.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the first nine months of 2023.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the first nine months of 2023.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net income	$19,462	$26,905	$52,275	$101,656
Depreciation, depletion, and amortization	14,443	11,435	39,850	29,898
Interest expense, net	2,447	2,255	7,274	5,323
Income tax expense	5,505	6,596	13,521	27,068
EBITDA	41,857	47,191	112,920	163,945
Stock-based compensation	3,201	2,019	9,706	6,192
Other non-operating expenses	—	1,000	—	1,000
Accretion of asset retirement obligation	349	495	1,049	1,485
Adjusted EBITDA	$45,407	$50,705	$123,675	$172,622

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

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$177,826	$9,140	$186,966	$135,416	$1,509	$136,925
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(28,928)	(1,505)	(30,433)	(14,158)	—	(14,158)
Non-GAAP revenue (FOB mine)	$148,898	$7,635	$156,533	$121,258	$1,509	$122,767
Tons sold	949	46	996	602	7	608
Revenue per ton sold (FOB mine)	$157	$164	$157	$202	$231	$202

May not foot due to rounding

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$469,356	$21,439	$490,795	$424,058	$6,403	$430,461
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation costs	(72,489)	(2,121)	(74,610)	(44,749)	(239)	(44,988)
Non-GAAP revenue (FOB mine)	$396,867	$19,318	$416,185	$379,309	$6,164	$385,473
Tons sold	2,372	96	2,467	1,753	22	1,775
Revenue per ton sold (FOB mine)	$167	$202	$169	$216	$279	$217

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

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$138,959	$5,676	$144,635	$78,818	$816	$79,634
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(29,249)	(1,005)	(30,254)	(14,156)	—	(14,156)
Idle mine costs	(378)	—	(378)	(5,037)	—	(5,037)
Non-GAAP cash cost of sales	$109,332	$4,671	$114,003	$59,625	$816	$60,441
Tons sold	949	46	996	602	7	608
Cash cost per ton sold	$115	$101	$114	$99	$125	$99

May not foot due to rounding

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$338,629	$15,754	$354,383	$232,536	$4,994	$237,530
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(72,894)	(1,573)	(74,467)	(44,749)	(239)	(44,988)
Idle mine costs	(2,937)	—	(2,937)	(5,037)	—	(5,037)
Non-GAAP cash cost of sales	$262,798	$14,181	$276,979	$182,750	$4,755	$187,505
Tons sold	2,372	96	2,467	1,753	22	1,775
Cash cost per ton sold	$111	$148	$112	$104	$215	$106

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

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If CORE were a separate independent company, any person interested in acquiring CORE without negotiating with management could seek control of that class by obtaining control of its outstanding voting stock, by means of a tender offer or a proxy contest. Although we intend Class B common stock to reflect the separate economic performance of CORE, it is not a separate entity, and a person interested in acquiring that class of common stock without negotiation with our management could obtain control of that class only by obtaining control of a majority in voting power of all of the outstanding voting shares of the Company. The existence of different classes of common stock could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have a capital structure similar to ours.

Certain provisions of our Amended Charter and bylaws may discourage, delay, or prevent a change in control of the Company that a stockholder may consider favorable.

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

RAMACO RESOURCES, INC.

November 9, 2023	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

November 9, 2023	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)