Form 10-K
period 2023-12-31
Ramaco Resources, Inc.
filed 2024-03-14
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $269.1 million.

As of February 29, 2024, the registrant had 44,263,429 and 8,825,928 outstanding shares of Class A and Class B common stock, respectively.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2024 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2023.

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

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our Class A and Class B common stock are listed on the NASDAQ Global Select Market under the symbols “METC” and “METCB,” respectively. Our 9.00% Senior Notes due 2026 (the “Senior Notes”) are listed on the NASDAQ Global Select Market under the symbol “METCL”. Our principal corporate offices are located in Lexington, Kentucky. As used herein, “Ramaco Resources,” “Ramaco,” “the Company,” “we,” “us,” or “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. We are a pure play metallurgical coal company with 59 million reserve tons and 1,119 million measured and indicated resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivity and industry-leading lower cash costs.

Our development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements as well as the potential commercialization of coal-to-carbon-based products and materials.

Our operations include six active mines at our Elk Creek mining complex (the “Elk Creek Complex”), three active mines at our Berwind mining complex (the “Berwind Complex”), two active mines at our Knox Creek mining complex (the “Knox Creek Complex”), and one active mine at our Maben mining complex (the “Maben Complex”).

Development of the Elk Creek Complex commenced in 2016 and included the construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains approximately 16 seams that we have targeted for production. Expansion of the Elk Creek preparation plant occurred during 2022 and 2023 in order to increase production.

Development of the Berwind Complex began in late 2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the COVID-19 outbreak. In early-2021, as pricing and demand improved, Berwind development was restarted. We successfully reached the thicker Pocahontas No. 4 seam in late 2021. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the December 2021 acquisition of “Amonate Assets” from subsidiaries of Coronado Global Resources Inc. (“Coronado”) in 2021. The Amonate Assets include a processing plant located in our Berwind Complex, saving us transportation costs to our Knox Creek plant 26 miles away. The Berwind Complex experienced an ignition event in 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023.

Our Knox Creek Complex includes a preparation plant and 64,050 acres of controlled mineral rights that we expect to develop in the future. The Knox Creek preparation plant processed some coal from our Berwind Complex in 2023 as well as coal purchased from third parties.

The Maben Coal acquisition in 2022 provides the Company with 28,000 leased acres of controlled mineral rights, which includes coal deposits that may be mined currently by surface and high wall mining methods as well as developed in the future through deep mining.

Our RAM Mine property is located in southwestern Pennsylvania. Following years of delays, the Pennsylvania Department of Environmental Protection issued a denial of the RAM Mine permit. While the Company believes that the RAM permit was denied incorrectly and capriciously, we will not appeal the denial of the permit and will instead focus on our other core properties and monetize these assets at the appropriate time.

Our Brook Mine property consists of approximately 16,000 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal in 2022. The mine is currently undergoing mineral analysis and core drilling assessment to assess the potential concentrations of rare earth elements.

As of December 31, 2023, our estimated aggregate annual production capacity is just under four million clean tons of coal. We plan to complete development of our existing properties and increase annual production over the next few years to approximately seven million clean tons of metallurgical coal annually, subject to market conditions, permitting, and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

Metallurgical Coal Industry

Metallurgical coal, also known as “met coal “ or “coking coal,” is a key component of the blast furnace steelmaking process and, therefore, demand for such coal is highly correlated with conditions in the steel industry. The metallurgical coal global market has grown steadily in recent years and is expected to continue to do so over the next few years.

United States metallurgical coal mines are primarily located in the Appalachian area of the eastern U.S. Imported metallurgical coal has historically been uneconomic due to transportation costs and availability of domestic supply. Metallurgical coal is transported to domestic customers by truck, rail, barge and vessel. Metallurgical coal contracts in North America are typically 12-month, calendar year contracts where both prices and volumes are fixed. These contracts are normally negotiated and entered into during the third and fourth quarters of the preceding calendar year.

U.S. metallurgical coal is also exported to the seaborne market and sold to buyers in Europe, South America, Africa, and Asia. U.S. metallurgical coal exports are primarily sold to buyers in the Atlantic Basin market (customers in Europe, Brazil and Africa), and serve as swing supply to buyers in the Pacific Basin (customers in India, South Korea,

Japan and China). U.S. metallurgical coal exports compete with Australian metallurgical coals that are generally produced at a lower cost but are geographically disadvantaged to the Atlantic Basin. Conversely, Australian production has a much shorter logistical route to Pacific Basin customers. Any supply shortfall out of Australia, or increase in global demand beyond Australia’s capacity, has historically been serviced by U.S. and Canadian metallurgical coal producers.

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

Metallurgical coals are generally classified as high, medium or low-volatile (“vol”). Volatiles are products, other than water, that are released as gas or vapor when coal is converted to coke. Carbon is the primary element that remains when the volatiles are released.

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 59 million reserve tons and 1,119 million measured and indicated resource tons of high-quality metallurgical coal with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

We plan to complete development of our existing properties and increase annual production over the next few years to approximately seven million clean tons of metallurgical coal, subject to market conditions, permitting, and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Demonstrating Excellence in Safety and Environmental Stewardship. We are committed to complying with both regulatory and our high standards for environmental and employee health and safety requirements. We believe that business excellence is achieved through the pursuit of safer and more productive work practices.

Advancing our Initiatives in Rare Earth Elements and Advanced Carbon Products. We are also focused on critical mineral rare earth development as well as the potential commercialization of coal-to-carbon-based products and materials. These initiatives provide additional growth opportunities and upside potential in future periods.

Our Projects

Our properties are primarily located in southern West Virginia, southwestern Virginia, southwestern Pennsylvania, and northeastern Wyoming. The following map shows the location of our mining complexes and projects, excluding our properties located in Pennsylvania and Wyoming:

Elk Creek Mining Complex

Our Elk Creek Complex in southern West Virginia began production in late December 2016. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains 16 seams that we believe are economically mineable. Nearly all our seams contain high-quality, high-volatile metallurgical coal accessible at or above drainage. Additionally, almost all of this coal is high-fluidity, which is an important factor for high-volatile metallurgical coal.

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through lease agreements with McDonald Land Company among others. We estimate that the Elk Creek Complex contains reserves capable of yielding approximately 28 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 215 million. We estimate that the mine life for the Elk Creek Complex is over 20 years.

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

We process our Elk Creek coal production through the preparation plant located on-site at the complex, which has a heavy-media vessel, large-diameter heavy-media cyclone, dual-stage spiral concentrators, froth flotation, horizontal vibratory and screen bowl centrifuges. Our rail load-out facilities at Elk Creek are served by the CSX railroad; however, we also have the ability to develop on controlled property a rail-loading facility on the Norfolk Southern railroad, which would facilitate dual rail service. We have not yet committed capital for the development of a Norfolk Southern rail facility.

The combined refuse capacity at the active disposal areas is expected to provide over 20 years of disposal life for our operations with additional refuse areas being permitted. We completed construction of a full complement of plate presses during 2020 to allow for dewatering of material which then was being pumped as slurry to our impoundment. This equipment allows us to process all waste material for placement in areas designed for combined refuse disposal and maximize the life for disposal of fine waste rock in the pool of the impoundment.

A large portion of our controlled reserves are permitted through existing, issued permits, and we continue actively pursuing multiple new permits.

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

During 2022, we began work on a throughput upgrade at our Elk Creek Preparation plant. The upgrade, which was completed in 2023, increased our annual processing capacity for this complex to approximately three million tons per year. In order to utilize the increased capacity, we also began development work on additional low-cost, high- volatile mines at Elk Creek, which began production during 2022.

Berwind Mining Complex

Our Berwind Complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low-volatile coals. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the Amonate acquisition. We estimate that the Berwind Complex contains reserves capable of yielding approximately 23 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 629 million. We estimate that the mine life for the Berwind Complex is over 20 years. We view Berwind as the second flagship complex for Ramaco.

Development of our Berwind Complex began in late 2017 in the thinner Pocahontas No. 3 seam and has since sloped up to current mining in the thicker Pocahontas No. 4 seam. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the economic effects of COVID-19. In early 2021, as pricing and demand improved, Berwind development resumed, and we successfully reached the Pocahontas No. 4 seam in late 2021. The Berwind Complex experienced an ignition event during the third quarter of 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023.

We have the necessary permits for the Berwind Complex for our current and budgeted operations. A permit for our Squire Jim seam room-and-pillar underground mine was issued in 2020 and contains a large area of Squire Jim seam coal deposits. The Squire Jim seam of coal is the lowest known coal seam on the geologic column in this region, and due to the depth of cover has never been significantly explored. At this point, we do not anticipate activating this mining permit.

In December 2021, we acquired the Amonate Assets from Coronado, pursuant to an asset purchase agreement. The acquisition included a mine complex located in McDowell County, West Virginia and Tazewell County, Virginia adjacent and contiguous to the Company’s existing Berwind Complex. The assets primarily consist of high-quality, low and mid-volatile metallurgical coal reserves and resources, much of which will be mined from the Company’s Berwind Complex. Also purchased were several additional permitted mines and an idled 1.3 million ton per annum capacity coal preparation plant with a rail loading facility.

We began mine development on the Amonate Assets shortly after acquisition, and production began in the first quarter of 2022. The preparation plant and rail loading facility were refurbished in 2022 and began operation in the fourth quarter of 2022. Rail service is provided by Norfolk Southern.

Knox Creek Mining Complex

The Knox Creek Complex consists of approximately 64,050 acres of controlled mineral rights as well as a preparation plant, a coal-loading facility, and a refuse impoundment. Rail service is provided by Norfolk Southern.

The Tiller Mine slope face-up and shafts were idled before our acquisition of the property. The Company has spent limited amounts of capital to review the feasibility of a high-vol A metallurgical deep mine in the Jawbone seam of coal. This seam is located slightly above the Tiller Seam and would be accessed via a short slope from within the existing Tiller seam mine. Jawbone coal could flow through the same portal and slope as the idle Tiller mine. Production is expected to resume once warranted by market conditions. We estimate that the Knox Complex contains reserves capable of yielding approximately 8 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 275 million. We estimate that the mine life for the Knox Creek Complex is approximately 15 years.

From time to time, we process coal purchased from other independent producers at the Knox Creek preparation plant and load-out facilities. We have also processed and loaded coal from our Berwind Complex at this facility.

In the fourth quarter of 2019, we acquired multiple permits from various affiliates of Omega Highwall Mining, LLC. These permits are in close proximity to our Knox Creek preparation plant and loadout infrastructure and provide immediate access to two separate mining areas in Southwestern Virginia. One is a deep mine permit in the Jawbone Seam, a geologically advantaged metallurgical coal reserve and resource. The second is a metallurgical surface mine in the Tiller seam that is mined via surface and highwall mining methods.

In August 2021, we began production at the Big Creek surface mine. We added a highwall miner in the fourth quarter of 2021. The mine reached full production during 2023.

RAM Mine

Following years of delays, the Pennsylvania Department of Environmental Protection issued a denial of the RAM Mine permit in southwest Pennsylvania. While the Company believes that the RAM permit was denied incorrectly and capriciously, we will not appeal the denial of the permit and will instead focus on our other core properties and monetize these assets at the appropriate time.

Maben Complex

The Maben property is located in southern West Virginia and consists of approximately 28,000 acres of controlled mineral rights acquired from the purchase of Maben Coal in the third quarter of 2022. As part of the transaction, we assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorizes mining by both surface and highwall mining methods as well as by underground methods. The property also has issued permits covering an existing haul road as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed as of the closing date. In early 2024, the Company completed the purchase of an existing coal preparation plant, which will be relocated to the Company’s Maben Complex.

The Maben property contains various areas of high-quality low-vol metallurgical coal in the Sewell, Beckley, Pocahontas 3, Pocahontas 4, and Pocahontas 6 seams of coal. The Company expects that coal contained in the Sewell seam will be mined by surface and high-wall mining methods. Initial production began in 2023, reaching an annualized production rate of approximately 250,000 tons of low-volatile coal. The Company will consider deep mine development of coal contained in Beckley, Pocahontas 3, 4, and 6 seams at a future point. Although the Company currently utilizes the Berwind preparation plant, such development would require the construction of a new preparation plant and loadout as mentioned above, which is under way.

Brook Mine

The property is located in northeastern Wyoming, near Sheridan, and consists of approximately 16,000 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal during 2022. The property includes a thermal coal deposit and permit as well as occurrences of rare earth elements. The mine is currently undergoing mineral analysis and core drilling assessment to assess the potential concentrations of rare earth elements. This property is being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal.

Three drillhole programs involving a total of 123 new core drillholes specifically targeting rare earth elements (REEs) have been completed within the current Brook Mine permit area. So far, the results of these drilling programs indicate elevated levels of REEs, along with significant concentrations of other critical elements such as Yttrium, Gallium, and Germanium. Work is ongoing to evaluate the potential exploitation of these minerals within the current Brook Mine permit area.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market the bulk of our production to North American integrated steel mills and coke plants, as well as international customers in Europe, South America, Asia and Africa. Additionally, we market limited amounts of our production to various premium-priced specialty markets, such as foundry cokemakers, manufacturers of activated carbon products, and specialty metals producers.

Coal quality and volumes are stipulated in coal sales agreements, and, in many cases, the annual pricing and volumes are fixed. Our contracts with customers typically require us to deliver coal with minimum specifications or qualities. Variances from these specifications or qualities are settled by employing price adjustments.

Generally, the Company’s domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either fixed or derived against index-based pricing mechanisms.

We sold 3.5 million tons of coal during 2023. Of this, 33% was sold to North American markets and 67% was sold into export markets, excluding Canada. Principally, our export market sales were made to Europe. During 2023, sales to three customers accounted for approximately 41% of total revenue. No other customer accounted for 10% or more of our total revenue during 2023. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our traditional products and services or subsidiaries, nor do we believe that any trademark or trade name is material to our metallurgical coal business. The names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market. However, trademarks related to our advanced carbon products business could become material depending on future developments.

In connection with our advanced carbon products business, the Company holds 61 intellectual property patents and pending patents related to the conversion of low-cost carbon ore into higher-value carbon products as well as exclusive licensing agreements, all of which have a remaining duration of 14-20 years.

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

Environmental, Health and Safety and Other Regulatory Matters

Our operations are subject to numerous federal, state, and local environmental, health and safety laws and regulations, such as those relating to permitting and licensing matters, employee health and safety, reclamation and restoration of mining properties, water discharges, air emissions, plant and wildlife protection, the storage, treatment and disposal of certain materials (including solid and hazardous wastes), remediation of contaminated sites, surface subsidence from underground mining and the effects of mining on surface water and groundwater conditions.

Compliance with these laws and regulations may be costly and time-consuming, delay the commencement, continuation or expansion of exploration or production at our facilities, and depress demand for our products by imposing more stringent requirements and limits on our customers’ operations. Moreover, these laws are constantly evolving, and the trend has been for increasingly complex and stringent regulation over time. New legislative or administrative proposals, or judicial interpretations of existing laws and regulations related to the protection of the environment could result in substantially increased capital, operating and compliance costs.

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

The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977 (the “SMCRA”) establishes comprehensive operational, reclamation and closure standards for our mining operations and requires that such standards be met during the course of and following completion of mining activities. The SMCRA also stipulates compliance with many other major environmental statutes, including the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Endangered Species Act (the “ESA”), the Resource Conservation and Recovery Act (the “RCRA”) and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “CERCLA”). Permits for all mining operations must be obtained from the United States Office of Surface Mining Reclamation and Enforcement (the “OSMRE”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. Our operations are located in West Virginia and Virginia, which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators must also submit a reclamation plan for restoring the mined property to its prior condition, productive use or other permitted condition. The conditions of certain permits also require that we obtain surface-owner consent if the surface estate has been split from the mineral estate. This requires us to negotiate with third parties for surface access that overlies coal we acquired or intend to acquire. These negotiations can be costly and time-consuming, lasting years in some instances, which can create additional delays in the permitting process. If we cannot successfully negotiate for land access, we could be denied a permit to mine coal we already own.

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

The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded or made more stringent, raising compliance costs and increasing potential liability. Our compliance with current or future mine health and safety regulations could increase our mining costs. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent, may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly impacts coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

●	Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (the “CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, the EPA finalized a rule that further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States beginning in May 2017 (the “CSAPR Update Rule”). For states to meet these requirements, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. Moreover, in September 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) remanded the CSAPR Update Rule to the EPA on the grounds that it failed to timely require upwind states to control or eliminate their contribution to ozone and/or fine particulate matter in downwind states, as required under the CAA. In October 2020, the EPA proposed a Revised CSAPR Update Rule in response to the D.C. Circuit’s ruling, which was finalized in April 2021. The final rule resolves 21 states’ outstanding interstate pollution transport obligations and would require additional emissions reductions of nitrogen oxides from power plants in 12 states. Imposition of stricter deadlines for controlling downwind contribution could accelerate unit retirements or the need to implement emission control strategies. Any reduction in the amount of coal consumed by electric power generators as a result of these limitations could decrease demand for thermal coal.
●	Acid Rain. Title IV of the CAA requires reductions of sulfur dioxide emissions by electric utilities and applies to all coal-fired power plants generating greater than 25 megawatts of power. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. These reductions could impact our customers in the electric generation industry. These requirements are not supplanted by the CSAPR.
●	NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter (“PM”) and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for carbon monoxide, nitrogen dioxide, lead, sulfur dioxide, PM and ground-level ozone. The CAA further requires the EPA to periodically review and revise the NAAQS, resulting in the trend of more stringent standards over time. In February 2024, for example, the EPA published a final rule that revised the primary annual PM2.5 standard by lowering the level from 12.0 µg/m3 to 9.0 µg/m3. States with non-attainment areas must adopt a state implementation plan that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. New rules and standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

●	Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metals, fine particulates, and acid gases from coal- and oil-fired power plants through the Mercury and Air Toxics Standards (“MATS”) rule. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

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

At the international level, in April 2016, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In February 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. In November 2021, the 26th Conference of the Parties to the United Nations Framework on Climate Change concluded with the finalization of the Glasgow Climate Pact, which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Forty-six countries signed onto a Global Coal to Clean Energy Transition Statement, committing to transition away from unabated coal power generation by about 2030 for “major economies” and a global transition by roughly 2040. Most recently, at the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. International commitments, reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations that may impact our business.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The law provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The Inflation Reduction Act of 2022 also provides significant funding for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change.

Furthermore, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA, over time, has attempted to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, the EPA finalized the Clean Power Plan (the “CPP”) to cut carbon emissions from existing power plants, which did not formally go into effect because the U.S. Supreme Court stayed its implementation in February 2016. In July 2019, the EPA adopted the Affordable Clean Energy Rule (the “ACE Rule”) that repealed and replaced the CPP. The ACE Rule required states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. In January 2021, the D.C. Circuit vacated the ACE Rule and remanded it to the agency for further proceedings. In February 2021, the EPA issued a memorandum stating the agency’s position that neither the Clean Power Plan nor the ACE Rule are in effect, and future regulation of carbon dioxide emissions from existing power generation facilities remains uncertain. In May 2023, the EPA proposed revised new source performance standards for GHG emissions from new and reconstructed power plants that undertake a large modification. The finalization of this rule and any future rules or future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product.

Additionally, on March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. The final rules will require the Company to disclose, among other things, material climate-related risks, information about our board of directors’ (“Board”) oversight of climate-related risks, management’s role in managing material climate-related risks, and Scope 1 and Scope 2 greenhouse gas emissions. Compliance with these rules will be phased in over time based on our filing status as well as the content of the disclosure and assurance requirements. Although the Company is in the process of evaluating the new rules, compliance may result in increased legal, accounting, and other compliance-related costs, as well as place strain on our personnel, systems, and resources.

At the state level, several states, including Pennsylvania and Virginia, have already adopted measures requiring GHG emissions to be reduced within state or regional boundaries, including cap-and-trade programs and the imposition of renewable energy portfolio standards. Various states and regions have also adopted GHG initiatives, and certain governmental bodies have imposed, or are considering the imposition of, fees or taxes based on the emission of GHGs by certain facilities. A number of states have also enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Furthermore, many state and local leaders have intensified or stated their intent to intensify efforts to support international climate commitments and treaties.

The extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for thermal coal, thereby reducing our revenue and adversely affecting our business and results of operations. We or our prospective customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards.

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

Clean Water Act. The CWA and corresponding state laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. Likewise, permits are required under the CWA to construct impoundments, fills or other structure in areas that are designated as waters of the United States. For example, prior to placing fill material in waters of the United States, such as with the construction of a valley fill, coal mining companies are required to obtain a permit from the Corps under Section 404 of the CWA. The permit can be either a Nationwide Permit (“NWP”), normally NWP 21, 49 or 50 for coal mining activities, or a more complicated individual permit. NWPs are designed to allow for an expedited permitting process, while individual permits involve a longer and more detailed review process. The EPA has the authority to veto permits issued by the Corps under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. Additionally, recent court decisions, regulatory actions and proposed legislation have created uncertainty over CWA jurisdiction and permitting requirements, such as (1) an April 2020 decision further defining the scope of the CWA, wherein the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit and (2) a May 2023 decision further defining the scope of the CWA, wherein the U.S. Supreme Court held that discharges from a point source to a wetland could fall within the scope of the CWA and require a permit if the adjacent body of water is a relatively permanent body of water connected to traditional interstate navigable waters and the wetland has a continuous surface connection with that water.

Prior to discharging any pollutants into waters of the United States, coal mining companies must obtain a National Pollutant Discharge Elimination System (“NPDES”) permit from the appropriate state or federal permitting authority. NPDES permits include effluent limitations for discharged pollutants and other terms and conditions, including required monitoring of discharges. Failure to comply with the CWA or NPDES permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Potential changes in state and federally recommended water quality standards may result in the issuance or modification of permits with new or more stringent effluent limits or terms and conditions. For instance, waters designated by states as impaired (i.e., as not meeting current water quality standards) are subject to Total Maximum Daily Load (“TMDL”) regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment. Likewise, the water quality of certain receiving streams requires an anti-degradation review before approving any discharge permits. TMDL regulations and anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits. In addition, in certain circumstances private citizens may challenge alleged violations of NPDES permit limits in court. Recently, certain citizen groups have filed lawsuits alleging ongoing discharges of pollutants, including selenium and conductance, from valley fills located at certain mining sites in some of the regions where we operate. In West Virginia, several of these cases have been successful for the challengers. While it is difficult to predict the outcome of any potential or future suits, such litigation could result in increased compliance costs following the completion of mining at our operations.

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. This definition never took effect as it was replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by the U.S. District Court for the District of Arizona in August 2021. In December 2022, the EPA and Corps announced the final “Revised Definition of ‘Waters of the United States’” rule. This rule is not currently operative in certain states and for certain parties due to ongoing litigation. In August 2023, the EPA and Corps issued a final rule to amend the “Revised Definition of ‘Waters of the United States’” rule in response to the U.S. Supreme Court’s May 2023 decision in the case of Sackett v. Environmental Protection Agency. In the jurisdictions and for the parties where the January 2023 rule is enjoined, the EPA and Corps are interpreting “waters of the United States” consistent with the U.S. Supreme Court’s decision in Sackett and the pre-2015 regulatory regime. To the extent a new rule or further litigation expands the scope of the CWA’s jurisdiction, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct mining operations or to do so profitably.

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

The RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. For example, the EPA regulates coal ash as a solid waste under Subtitle D of the RCRA through its coal combustion residuals (“CCR”) rule. This rule establishes limits for the location of new sites and requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. As initially promulgated, the rule exempted closed coal ash impoundments located at inactive facilities and allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provided for the establishment of state and EPA permit programs for the control of CCR and authorizes states to incorporate the EPA’s final rule for CCR or develop other criteria that are at least as protective as the final rule. In May 2023, the EPA published proposed changes to the CCR rule for legacy CCR surface impoundments and a notice of data availability related to the proposed rule in November 2023. The finalization of this proposal, the current requirements of the CCR rules, as well as any future changes in the management of CCR, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to material liability for our customers under the RCRA or other federal or state laws and potentially further reduce the demand for coal.

Currently, certain coal mine wastes, such as earth and rock covering a mineral deposit (commonly referred to as overburden) and coal cleaning wastes, are exempted from hazardous waste management under the RCRA. Any change or reclassification of this exemption could significantly increase our coal mining costs.

Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances into the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on hazardous substance generators, site owners, transporters, lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the primary hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals listed as hazardous substances under CERCLA, could trigger the liability provisions of CERCLA or similar state laws. The EPA periodically evaluates the CERCLA list of hazardous substances. In September 2022, the EPA proposed to designate two per- and polyfluoroalkyl substances (“PFAS”), including their salts and structural isomers, as hazardous substances under CERCLA. This proposed rule, if finalized, may result in increased costs to cleanup properties at which the listed PFAS were released.

We may be subject to liability under CERCLA and similar state laws for coal mines that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances. These liabilities could be significant and materially and adversely impact our financial results and liquidity.

Endangered Species and Bald and Golden Eagle Protection Acts. The ESA and similar state legislation protect species designated as threatened, endangered or other special status. The U.S. Fish and Wildlife Service (the “USFWS”) works closely with the OSMRE and state regulatory agencies to ensure that species subject to the ESA are protected from mining-related impacts. Several species indigenous to the areas in which we operate are protected under the ESA. Other species in the vicinity of our operations may have their listing status reviewed in the future and could also become protected under the ESA. In addition, the USFWS has identified bald eagle habitats in some of the counties where we operate. The Bald and Golden Eagle Protection Act prohibits taking certain actions that would harm bald or golden eagles without obtaining a permit from the USFWS. Compliance with the requirements of the ESA and the Bald and Golden Eagle Protection Act could have the effect of prohibiting or delaying us from obtaining mining permits. These requirements may also include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species or their habitats. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us or our customers to incur costs or take measures which may adversely impact our business or operations.

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

On July 16, 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective, and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of CEQ’s proposed rulemaking process was finalized on April 20, 2022 and generally restored provisions that were in effect prior to 2020. Phase II of the proposed rulemaking was published by CEQ in July 2023. Phase II proposes further revisions in an attempt to ensure the NEPA process “provides for efficient and effective environmental reviews,” and meets environmental, environmental justice, and climate change objectives. These rules could create additional delays and costs in the NEPA review process or in our operations, or even an inability to obtain necessary federal approvals for our operations due to the increased risk of legal challenges from environmental groups seeking additional analysis of climate impacts.

Other Environmental Laws. We are required to comply with numerous other federal, state, and local environmental laws and regulations in addition to those previously discussed. These additional laws include but are not limited to the Safe Drinking Water Act, the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act and similar state laws. Each of these laws can impact permitting or planned operations and can result in additional costs or operational delays.

Seasonality

Our primary business is not materially impacted by seasonal fluctuations. Demand for metallurgical coal is generally more heavily influenced by other factors such as the general economy, interest rates and commodity prices.

Human Capital Resources

We believe our employees are a competitive advantage. We seek to foster a culture that supports diversity, equity and inclusion, and strive to provide a safe, healthy and rewarding work environment with opportunities for growth. We had 811 employees as of December 31, 2023, including our named executive officers, and nearly all of our employees are full-time employees. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

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

Risks Related to Our Business

●	Our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.
●	We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.
●	Our customer base is highly dependent on the steel industry.
●	Deterioration in the global economic conditions, a worldwide financial downturn or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.
●	Our operations may be disrupted, and our financial results may be adversely affected, by global outbreaks of contagious diseases, including COVID-19.
●	We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.
●	We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower-than-expected revenues, higher than expected costs and decreased profitability.
●	A substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.
●	Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.
●	Increased competition or a loss of our competitive position could adversely affect sales of, or prices for, our coal, which could impair our profitability.
●	The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to prospective customers.

●	Any significant downtime of our major pieces of mining equipment, including any preparation plants, could impair our ability to supply coal to prospective customers and materially and adversely affect our results of operations.
●	Our ability to collect payments from customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.
●	If we are unable to obtain needed capital or financing on satisfactory terms, we may have to curtail our operations and delay our construction and growth plans, which may materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.
●	Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.
●	Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
●	Substantially all of our mining properties are leased from our affiliates and conflicts of interest may arise in the future as a result.
●	We may face restricted access to international markets in the future.
●	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
●	Technology development involves significant time and expense and can be uncertain.

Risks Related to Environmental, Health, Safety and Other Regulations

●	The current U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.
●	Current and future government laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.
●	Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could expose us to significant costs and liabilities.
●	We must obtain, maintain, and renew governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on our operations.
●	We and our significant stockholders are subject to the Applicant Violator System.
●	Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors in certain circumstances may have the ability to order our operations to be shut down based on safety considerations.
●	We have reclamation, mine closing, and related environmental obligations under the SMCRA. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

Risks Related to Our Company

●	Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions of any future debt instruments and by additional factors unrelated to our profitability.
●	Your percentage of ownership in us may be diluted in the future.
●	Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Risks Related to Our Class B Common Stock Structure

●	Holders of Class B common stock are common stockholders of the Company and, therefore, are subject to risks associated with an investment in the Company as a whole, even if the holder does not own shares of Class A common stock.
●	Our Board’s ability to reattribute businesses, assets, and expenses between the Class A common stock and Class B common stock may make it difficult to assess the future prospects of a class of common stock based on past performance.
●	Dividends on our Class B common stock are discretionary and may fluctuate materially quarter to quarter. We cannot guarantee that we will be able to pay dividends in the future or what the actual dividends will be for any future periods.
●	The market value of the Class B common stock could be adversely affected by events involving the other assets and businesses of the Company.
●	Our new tracking stock capital structure could create conflicts of interest, and our Board may make decisions that could adversely affect only the holders of one class of our common stock.

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

Our operations may be disrupted, and our financial results may be adversely affected, by global outbreaks of contagious diseases, including COVID-19.

Global outbreaks of contagious diseases, including the December 2019 outbreak of a strain of coronavirus (“COVID-19”), have the potential to significantly and adversely impact our operations and business. On March 11, 2020, the World Health Organization recognized COVID-19 as a global pandemic. Pandemics or disease outbreaks such as the COVID-19 outbreak may have a variety of adverse effects on our business, including by depressing commodity prices and the market value of our securities and limiting the ability of our management to meet with potential financing sources. Like other coal companies, our business was adversely affected by the COVID-19 pandemic and measures that were taken to mitigate its impact. The pandemic resulted in widespread adverse impacts on our employees, customers, suppliers and other parties with whom we have business relations. The spread of COVID-19 had a negative impact on the financial markets, which may impact our ability to obtain additional financing. A prolonged downturn in the financial markets could have an adverse effect on our business, results of operations and ability to raise capital.

We cannot predict the full impact that future global outbreaks of contagious diseases, including COVID-19, will have on our business, cash flows, liquidity, financial condition and results of operations at this time, due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the consequences of governmental and other measures designed to slow the spread of such diseases, the development of effective treatments, the duration of the outbreaks, actions taken by governmental authorities, customers, suppliers and other third parties, workforce availability, and the timing and extent to which normal economic and operating conditions resume.

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

The costs of establishing the infrastructure necessary to enable us to continue to ramp up our mining operations will be significant. We have constructed preparation and loading facilities at our Elk Creek Complex and have recently undertaken expansion projects to increase the rates of processing and preparation. Our Berwind Complex will remain under development until we reach our full targeted annual coal production. Some of the Berwind coal will continue to be washed at our active Knox Creek plant until our Berwind plant is fully up and running. We also endeavor to purchase, relocate, and reassemble preparation plant assets at our Maben complex for future use. Our failure to provide the necessary preparation, processing and loading facilities for our projects would have a material adverse effect on our operations.

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

We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower-than-expected revenues, higher than expected costs and decreased profitability.

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

We regularly use contractors in the development of our mines. Timely and cost-effective completion of the development of our properties, including necessary facilities and infrastructure, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our contractors under the agreements with them.

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

Metallurgical coal is an extremely volatile commodity. There are no assurances that supplies will remain low, that demand will not decrease or that overcapacity may resume, which could cause declines in the prices of and demand for coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Transportation logistics play an important role in allowing us to supply coal to prospective customers. Any significant delays, interruptions, or other limitations on the ability to transport our coal, including those similar to the rail-related constraints we experienced in 2022, could negatively affect our operations. Delays and interruptions of rail services because of accidents, failure to complete construction of rail infrastructure, infrastructure damage, lack of rail or port capacity, weather-related problems, governmental regulation, terrorism, strikes, lockouts, third-party actions or other events could impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuations in the price of locomotive diesel fuel and demurrage, could make our coal less competitive, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

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

If either our preparation plants, or train loadout facilities, or those of a third party processing or loading our coal, suffer extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders. For example, in late-2018, we experienced a partial structural failure at one of the raw coal storage silos that feeds our Elk Creek plant in West Virginia, which idled our Elk Creek preparation plant for approximately one month. We also experienced a methane ignition at the Berwind No. 1 mine in the third quarter of 2022, which required the mine to be idled until production was restarted in the first quarter of 2023.

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

Permitting rules may also require, under certain circumstances, that we obtain surface-owner consent if the surface estate has been severed from the mineral estate. This could require us to negotiate with third parties for surface access that overlies coal we acquired or intend to acquire. These negotiations can be costly and time-consuming, lasting years in some instances, which can create additional delays in the permitting process. If we cannot successfully negotiate for land access, we could be denied a permit to mine coal we already own.

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

Risks Related to Our Company

Our ability to pay dividends on our Class A common stock and our Class B common stock may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions in debt instruments and by additional factors unrelated to our profitability.

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

In addition, Section 170 of the Delaware General Corporation Law (the “DGCL”) allows our board of directors to declare and pay dividends on the shares of our Class A common stock and Class B common stock either (i) out of our surplus, as defined in and computed in accordance with the DGCL or (ii) in case there shall be no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We may not have sufficient surplus or net profits in the future to pay dividends, and our subsidiaries may not have sufficient funds, surplus or net profits to make distributions to us. As a result of these and the other factors mentioned above, we can give no assurance that dividends will be paid in the future.

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

Your percentage of ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A common stock and Class B common stock.

It is anticipated that the compensation committee of the board of directors of the Company will grant additional equity awards to Company employees and directors, from time to time, under the Company’s compensation and employee benefit plans. These additional awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s Class A common stock and Class B common stock.

In addition, our Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Class A common stock and Class B common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our Class A common stock and Class B common stock.

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

Our Charter and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and Class B common stock.

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

We have identified a material weakness in our internal controls over financial reporting. Our systems and procedures for internal control over financial reporting and the disclosure controls related to them have, and may have in the future, material weaknesses, which may adversely affect the value of our common stock.

We are responsible for maintaining systems and documentation necessary to evaluate the effectiveness of our internal control over financial reporting. These activities may divert management’s attention from other business concerns. As described in Part II, Item 9A, “Controls and Procedures” in this Annual Report, we have determined that certain of our internal controls over financial reporting have material weaknesses. If we are unable to correct those issues in a timely fashion, or if other internal control issues arise, there could be a material adverse effect on our business, financial condition, results of operations and cash flows, and investors could lose confidence in our reported results, thus affecting our ability to finance our business. To maintain and improve our controls and procedures, we must commit significant resources, may be required to hire additional staff and will need to continue to provide effective management oversight, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The material weaknesses will not be considered remediated until enhanced controls are implemented and operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We can give no assurance that the measures we take to remediate the material weaknesses will be effective.

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

The market price of the Class B common stock has been volatile, has fluctuated substantially, and could be affected by factors that do not affect traditional common stock.

To the extent the market price of the Class B common stock tracks the performance of more focused classes of businesses and assets than our Class A common stock does, the market price of the Class B common stock may be more volatile than the market price of our existing common stock has been historically. The market price of the Class B common stock may be materially affected by, among other things:

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

Our tracking stock capital structure could create conflicts of interest, and our Board may make decisions that could adversely affect only the holders of one class of our common stock.

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

We may dispose of assets of CORE without the approval of the Class B common stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As discussed earlier under General Risk Factors, we have become increasingly dependent upon technology, including information systems as well as infrastructure and cloud applications and services. These technologies are used to operate our businesses, process and record financial and operating data, communicate with our business partners, analyze mining information, estimate quantities of coal reserves, and perform other activities related to our business.

Ramaco uses third parties to manage its information technology (“IT”) infrastructure. The Company’s process for assessing, identifying, and managing material cybersecurity risks includes the following activities, all of which are performed or assisted by third parties with considerable experience providing managed IT and security services or IT assurance services:

●	Assessment of cybersecurity risks, using the National Institute of Standards and Technology Cybersecurity Framework as a guide, as part of the overall IT risk assessment performed annually;
●	Network operations center monitoring to establish baseline metrics and assist with anomaly detection;
●	Periodic vulnerability scanning;
●	Configuration of firewall, antivirus, and malware protection as well as alert thresholds;
●	Generation of system audit logs and recovery backups;
●	Preparation of an incident response plan and assignment of team members;
●	Logical access security reviews for applications and data protection; and
●	Awareness training for employees on cybersecurity threats and safe practices.

The Company also uses applications hosted by a reputable third party that are critical to managing Ramaco’s business and financial records. The process to oversee and identify cyber risks associated with the third-party service provider involves reviewing its annual System and Organization Controls 2 (“SOC 2”), Type 2 Report as well as conducting recurring status meetings with the third party.

The responsibility for managing and assessing material risks from cybersecurity threats lies with the Company’s IT Steering Committee, which is made up of five members of senior management having legal or corporate finance backgrounds. The committee also includes one lead representative of the third-party IT management and security service providers utilized by the Company to mitigate cybersecurity risks as discussed above. The IT Steering Committee met at least on a quarterly basis during 2023 and intends to meet monthly going forward. Information regarding cybersecurity risks and mitigation efforts is reported periodically by the IT Steering Committee to the Company’s chief executive officer, chief financial officer, and Audit Committee. The Audit Committee is primarily responsible for the Board of Directors’ oversight of cybersecurity risks.

We have not experienced any cybersecurity incidents to date that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. However, cybersecurity threats are constantly evolving, and we may not be successful in preventing or mitigating a cybersecurity incident despite our efforts to protect against such risks. A successful cyberattack could lead to theft of sensitive information, ransomware, destruction of data, or other issues causing financial, legal, or reputational damage. These events are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, should they occur.

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

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A “Risk Factors”

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A “Risk Factors”

The information that follows relating to the Elk Creek Complex, Berwind Complex, and Knox Creek Complex is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report.

Item 2 Properties, Figure 1 below shows the location of our mining properties and offices as of December 31, 2023:

At December 31, 2023, we had five mining properties, as summarized in the table below (tons produced in 000s), excluding the Brook Mine property:

					Clean Tons	Clean Tons	Clean Tons
		Controlled			Produced	Produced	Produced			Processing Facilities -
	Location	Acres	Yrs	Stage	2021	2022	2023	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming, and Mingo Counties, WV	20,200	20+	Production	1,981	2,033	2,031	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind Complex	McDowell County, WV, Buchanan and Tazewell Counties, VA	62,500	20+	Production	180	416	601	Underground, Highwall, Surface	Low and Mid Volatile	Berwind Preparation Plant - Truck, Norfolk Southern RR
Knox Creek Complex	McDowell County, WV, Buchanan, Russell, and Tazewell Counties, VA	64,050	15	Production	45	235	370	Underground, Highwall, Surface	Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
Maben Complex	Wyoming and Raleigh Counties, WV	28,000	18	Production	—	—	172	Underground, Highwall, Surface	Low Volatile	Berwind Preparation Plant - Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	1,567	n/a	Commercial Development or Other	—	—	—	Underground	High Volatile C	Truck, Barge
Total		176,317			2,206	2,684	3,174

At December 31, 2023, we owned or controlled, primarily through long-term leases, approximately 174,750 acres of coal in Virginia and West Virginia and 1,567 acres of coal in Pennsylvania. The aggregate annual production for our properties during the three most recently completed fiscal years are as follows: 3.2 million tons for fiscal year 2023, 2.7 million tons for fiscal year 2022, and 2.2 million tons for fiscal year 2021. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Many of these leases provide for a royalty payment to the lessor based on a specific price per ton of coal extracted or as a percentage of coal sales revenue. We believe that all of our leases were entered into at market terms.

The Company leases office space in Lexington, Kentucky that serves as its executive headquarters. In addition, the Company owns office space in Charleston, West Virginia that serves as an operations center. The Company also owns offices in Sheridan, Wyoming. See Item 1. “Business - Our Projects” for additional information about our mining operations and CORE initiatives.

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

The Elk Creek Complex consists of approximately 20,200 acres of leased coal holdings. Within the Elk Creek Complex controlled coal holdings, 16,000 acres lie in Logan County, 2,800 acres in Wyoming County and 1,400 acres in Mingo County. The Elk Creek Complex is in the production stage and currently has six active mines, three planned and permitted mines, one permitted inactive mine, and one planned but not permitted mine. The five planned and/or permitted mines include two contour surface mine developing areas for a highwall miner, and three underground room and pillar mines, which use continuous miners for mine development. Ramaco began production of metallurgical coal at the complex in 2016. A majority of the underground mines implement retreat mining, which results in mining recovery of greater than 80 percent. Contour mining has an average mining recovery of approximately 90 percent, and the highwall mines have an average mining recovery of approximately 40 percent.

The Elk Creek Complex is mining several seams and seam splits, including the Chilton A, Upper Dorothy, Upper Dorothy 2, 3, and 4, Middle Dorothy, Lower Dorothy, Upper Cedar Grove, Lower Cedar Grove A, Lower Cedar Grove B, Lower Cedar Grove C, Upper Alma, Lower Alma, Powellton, Eagle, and No. 2 Gas seams, in descending stratigraphic order.

Currently, there are six active mines within the complex:

●	Ram No. 1 Surface and Highwall Mine;
●	Stonecoal No. 2 Alma Deep Mine;
●	Rockhouse Eagle Deep Mine;
●	No. 2 Gas Deep Mine;
●	Michael Powellton Deep Mine; and
●	Crucible Deep Mine Lower Cedar Grove B and C seams

There are three planned and permitted mines within the complex:

●	Ram No. 3 Surface and Highwall Mine, scheduled for 2024 startup
●	Ram No. 2 Surface and Highwall Mine (which is the extension of Ram No. 1 above), scheduled for late 2024 startup; and
●	Glen Alum Tunnel #1 Deep Mine, scheduled for 2027 startup.

There are two permitted inactive mines, the Eight-Kay Deep Mine that is projected to start in 2027 as well as the Monarch Deep Mine that is scheduled to start in 2026. The Bens Creek Deep Mine is planned but is not yet permitted. The projected startup date for this mine is 2028. It is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions. With the exception of the Ram No. 3 mine, all planned mines are subject to future Board approval.

The current Elk Creek Complex Life-of-Mine (“LOM”) Plan projects mining through 2040; an expected mine life for the complex of 17 years.

All Run-of-Mine (“ROM”) coal is washed at the Elk Creek Preparation Plant. The Elk Creek Preparation Plant, built in 2017 by Raw Resources Group located in Princeton, West Virginia, is a well designed and constructed preparation plant, with ROM processing capacity of 700 tons per hour. During 2022, we began work on a throughput upgrade at our Elk Creek Preparation plant. We completed the expansion in 2023, which raised the nameplate processing capacity to 1,050 raw tons per hour and our annual processing capacity from this complex to approximately three million tons per year.

We also began development work on additional low-cost, high-volatile underground and surface mines at Elk Creek. These mines began production during the second quarter of 2022 and reached full levels of productivity during 2023. Production increased at Elk Creek during 2023 commensurate with the increase in processing capacity discussed above.

The gross book value of the Elk Creek Complex property and its associated plant and equipment was $269 million as of December 31, 2023. The Elk Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Elk Creek Complex produces high-quality, high-volatile metallurgical coal. Historically, the market for metallurgical coal from the Elk Creek Complex has been domestic metallurgical coal consumers and the global seaborne metallurgical coal market. Coal produced from the complex is primarily high-volatile A and high-volatile B metallurgical coal. The Elk Creek Complex also produces thermal coal and specialty coals, which represent approximately five percent of sales.

Volatiles refers to the volatile matter contained in the coal. Classification of coal as low, mid or high-volatile refers to the specific volatile content within the coal, with coals of 17% to 22% volatile matter being classified as low-volatile, 23% to 31% as mid-volatile and 32% or greater as high-volatile. The volatile matter in coal impacts coke yield (i.e. the amount of coke and coke by-products produced per ton of coal charged). Low-volatile coal contains more carbon, but too much carbon can result in coke oven damage. Too much volatile matter results in less carbon and reduces the volume of coke produced. Therefore, coke producers use blends of high-volatile and low-volatile coals for coke production.

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

The Berwind Complex and surrounding area have an extensive history of coal mining, primarily by underground mining methods. Mining within the Berwind/Knox Creek Complex likely began in the early-1900s and there have been many different mine operators both large and small in the region since then.

The Berwind Property consists of approximately 62,500 acres of leased coal holdings located in McDowell County, West Virginia and Buchanan and Tazewell Counties, Virginia. Ramaco obtained its initial lease for this property in 2015 and commenced mine operations in 2017. The Berwind Complex is in the production stage and currently has three active mines. The three mines that were active at December 31, 2023 are underground room and pillar mines, which use continuous miners for mine development.

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

Active Mines:

●	Laurel Fork Pocahontas 3 Deep Mine
●	Triad No. 2 Deep Mine
●	Berwind No. 1 Pocahontas 4 Deep Mine

Permitted Mines:

●	Squire Jim No. 1 Deep Mine, permitted but not planned for startup

The current Berwind Complex Life-of-Mine (LOM) Plan projects mining through 2049, an expected mine life for the complex of 20+ years. However, it is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

All Run-of-Mine (ROM) coal is washed at the Berwind Preparation Plant with no planned direct shipment coal. The Berwind Preparation Plant was initially built in 1955 and commissioned in 1957. Ramaco refurbished the preparation plant in 2021 and 2022 based on a design by Ramsey Industrial, with a current ROM processing capacity of 600 tons per hour.

The gross book value of the Berwind Complex property and its associated plant and equipment was $155 million as of December 31, 2023. The Berwind Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Berwind Complex produces high-quality, mid and low-volatile metallurgical coal. Historically, the market for metallurgical coal from the Berwind Complex has been for both domestic metallurgical coal consumers and the global seaborne metallurgical coal market.

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

The Knox Creek Complex and surrounding area have an extensive history of coal mining, primarily by underground mining methods. Mining within the Knox Creek Complex likely began in the early-1900s and there have been many different mine operators both large and small in the region since then.

The Knox Creek Complex consists of approximately 64,050 acres of owned and leased coal holdings. Within the Knox Creek Complex controlled coal holdings, 5,370 acres lie in McDowell County, West Virginia. The Knox Creek Complex is in the production stage and currently has two active mines and two planned and permitted mines. There are no active or planned West Virginia mines currently within the Knox Creek Complex. The two active mines include one contour surface mine developing areas for a highwall miner, and one underground room and pillar mine, which uses continuous miners for mine development.

Ramaco began production of metallurgical coal at the complex in 2019. The underground mines will implement retreat mining, which typically results in mining recovery of 50 to 80 percent. At the surface mine, contour mining has an average mining recovery of approximately 90 percent, and highwall mining has an average mining recovery of approximately 40 percent.

The Knox Creek Complex is mining or plans to mine several seams and seam splits, including the Jawbone, Kennedy and Tiller seams.

Active Mines:

●	Big Creek Jawbone No. 1 Deep Mine
●	Big Creek Surface and Highwall Mine

Planned and Permitted Mines:

●	Knox Creek Tiller Deep Mine, scheduled for 2026 startup
●	Kennedy No. 3 Deep Mine, scheduled for 2026 startup

The current Knox Creek Complex Life-of-Mine (LOM) Plan projects mining through 2037, an expected mine life for the complex of 15 years. It is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions. Both planned mines listed above are subject to future Board approval.

All Run-of-Mine (ROM) coal is washed at the Knox Creek Preparation Plant. The Knox Creek Preparation Plant, built in 1981 by Powell Construction Company located in Johnson City, Tennessee, is a well designed and constructed preparation plant, with ROM processing capacity of 750 tons per hour.

The gross book value of the Knox Creek Complex property and its associated plant and equipment was $47 million as of December 31, 2023. The Knox Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Knox Creek Complex produces high-quality, mid and high-volatile metallurgical coal. Historically, the market for metallurgical coal from the Knox Creek Complex has included both domestic metallurgical coal consumers and the global seaborne metallurgical coal market. The Knox Creek Complex also sporadically produces a minimal quantity of thermal coal from the surface mine from oxidized zones.

We are unaware of any significant encumbrances to the Knox Creek Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Other Properties

Refer to the discussion of our Maben Complex and our RAM Mine under Item 1. “Business - Our Projects” for information about these properties, which are not included in the disclosures of mineral resources and reserves at December 31, 2023 to follow. Additional information regarding the acquisition of Maben can be found in Part II, Item 8, Note 4 of this report.

Summary of Mineral Resources and Reserves

Summaries of mineral resources and reserves at our material properties as of December 31, 2023, are set forth in Tables 1 and 2.

Table 1. Summary of Mineral Resources at the end of Fiscal Year ended December 31, 2023

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area

Berwind Complex	558,581	20.41	91.06	70,375	20.41	91.06	628,956	20.41	91.06	4,495	20.41	91.06

Knox Creek Complex
Big Creek Property	35,021	14.10	91.42	—	—	—	35,021	14.10	91.42	—	—	—
Knox Creek Property	234,093	13.62	87.77	6,580	13.62	87.77	240,673	13.62	87.77	—	—	—

Elk Creek Complex
Ram Surface	96,776	15.42	88.42	12,626	15.42	88.42	109,402	15.42	88.42	—	—	—
Crucible Deep	2,285	8.74	84.04	730	8.74	84.04	3,015	8.74	84.04	—	—	—
Stonecoal No. 2 Alma Deep Mine	19,928	14.32	86.83	3,041	14.32	86.83	22,969	14.32	86.83	—	—	—
Rockhouse Eagle Deep Mine	4,065	19.62	89.07	35	19.62	89.07	4,100	19.62	89.07	—	—	—
Moorfork Mine	2,390	15.49	82.24	360	15.49	82.24	2,750	15.49	82.24	—	—	—
Bens Creek Deep Mine	15,510	25.83	93.81	24,425	25.83	93.81	39,935	25.83	93.81	—	—	—
Lower War Eagle	4,965	21.76	90.64	2,870	21.76	90.64	7,835	21.76	90.64	70	21.76	90.64
Glen Alum Tunnel #1 Deep Mine	9,295	4.80	81.13	10,855	4.80	81.13	20,150	4.80	81.13	815	4.80	81.13
Gilbert Deep Mine	2,085	23.56	92.66	2,565	23.56	92.66	4,650	23.56	92.66	85	23.56	92.66

Grand Total	984,994			134,462			1,119,456			5,465

Notes:

●	Mineral Resources reported above are not Mineral Reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary of Mineral Reserves at the end of Fiscal Year ended December 31, 2023

	Proven Mineral Reserves			Probable Mineral Reserves			Proven + Probable Mineral Reserves
		Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw			Coal Quality (Dry Basis) Raw
	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)	Amount (000 Tons)	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area

Berwind Complex
Berwind No. 1 Deep Mine	16,645	23.70	92.82	26	23.70	92.82	16,671	23.70	92.82
Laurel Fork Deep Mine	6,015	10.60	84.32	22	10.60	84.32	6,037	10.60	84.32
Triple S Highwall Mine	141	11.10	84.89	37	11.10	84.89	178	11.10	84.89
Triad No. 2 Deep Mine	129	40.10	103.02	—	—	—	129	40.10	103.02

Knox Creek Complex
Big Creek Surface and Highwall Mine	132	19.00	89.72	—	—	—	132	19.00	89.72
Big Creek Jawbone 1 Deep Mine	396	30.60	97.38	—	—	—	396	30.60	97.38
Knox Creek Tiller Deep Mine	6,362	16.10	88.05	—	—	—	6,362	16.10	88.05
Kennedy No. 3 Deep Mine	720	13.60	86.48	—	—	—	720	13.60	86.48

Elk Creek Complex
Ram Surface and Highwall Mine	1,220	17.68	88.72	10	17.68	88.72	1,230	17.68	88.72
Ram Surface 3 and Highwall Mine	2,760	15.79	87.83	440	15.79	87.83	3,200	15.79	87.83
Crucible Deep	3,908	10.38	84.11	645	10.38	84.11	4,553	10.38	84.11
Stonecoal No. 2 Alma Deep Mine	4,535	24.32	88.49	60	24.32	88.49	4,595	24.32	88.49
Michael Powellton Mine	971	40.70	103.20	56	40.70	103.20	1,027	40.70	103.20
Rockhouse Eagle Deep Mine	1,426	15.79	87.45	495	15.79	87.45	1,921	15.79	87.45
No. 2 Gas Deep Mine	3,623	22.30	91.40	112	22.30	91.40	3,735	22.30	91.40
Eight-Kay	1,390	12.32	85.73	240	12.32	85.73	1,630	12.32	85.73
Bens Creek Deep Mine	1,670	28.56	95.84	170	28.56	95.84	1,840	28.56	95.84
Glen Alum Tunnel #1 Deep Mine	2,380	5.94	81.78	2,190	5.94	81.78	4,570	5.94	81.78

Grand Total	54,423			4,503			58,926

Notes:

●	Clean recoverable reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
●	Mineral Reserves are reported exclusive of Mineral Resources.

Our coal resource and reserve estimates at December 31, 2023, were prepared by a qualified person (“QP”) and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our coal resource and reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. The most recent studies of our coal reserves for the Elk Creek Complex, Berwind Complex, and Knox Creek Complex were prepared by an independent engineering firm, Weir International, Inc. (“Weir”). In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based on production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

Weir prepared our reserve reporting in compliance with the Regulation S-K 1300 requirements. Weir initiated this process with us by completing a historical project review as well as its validation of our complete drill hole database. Weir validated that property control is accurately reflected in reserve modeling, verifying the latest property boundaries, including control by each seam. Weir also examined reserve boundaries to ensure agreement with mining parameters, such as minimum thickness, minimum yield and minimum inter-burden between seams. Resource classification is determined based on the expectation of our meeting these mining parameters. Weir also conducted mining integrity checks to ensure each reserve area is minable.

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

Summaries of the mineral resources and mineral reserves as of December 31, 2023 and December 31, 2022 are shown below. Weir served as the QP and prepared the estimates of mineral resources and mineral reserves at the Berwind Complex, Knox Creek Complex, and Elk Creek Complex. Since a material change has not occurred from the last TRS filed for each complex, the previous years’ TRSs have not been updated. Refer to Exhibit 96.1, 96.2, and 96.3 for access to the previous TRS for the Berwind Complex, Knox Creek Complex, and Elk Creek Complex, respectively.

	Year ended December 31,		Year ended December 31,
	2023		2022
(in millions)	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves

Area
Berwind Complex	629	23	629	24
Knox Creek Complex	275	8	301	8
Elk Creek Complex	215	28	215	30
RAM Mine	—	—	11	—
Total	1,119	59	1,156	62

Estimates of coal reserves and resources are updated annually to reflect changes resulting from active mine production, mine plan modifications, property acquisitions/sales, impacts of additional exploration drilling, and any other changes that impact remaining coal reserve and resource tonnage.

The combined proven and probable reserves at the Berwind, Knox Creek and Elk Creek complexes decreased by three million tons due to 2023 production. Measured and indicated coal resources decreased by 37 million tons during 2023, approximately 25 million tons were due to property control changes (assignment of coal leases) at the Knox Creek Complex and 11 million tons were due to the permit denial at the RAM mine and our decision not to pursue an appeal.

Key assumptions and parameters relating to the mineral resources and mineral reserves are discussed in sections 11 and 12, respectively, of each TRS.

Exploration Target

Brook Mine is an exploration property that includes three drillhole programs involving a total of 123 new core drillholes. Specifically, targeting REEs has been completed within the current Brook Mine permit area. So far, the results of these drilling programs indicate elevated levels of REEs, along with significant concentrations of other critical elements such as Yttrium, Gallium, and Germanium. Work is ongoing to evaluate the potential exploitation of these minerals within the current Brook Mine permit area.

There has been insufficient exploration of the Brook Mine to estimate a mineral resource and it is unclear, at present, whether further exploration will result in the estimation of a mineral resource. The exploration target therefore does not represent, and should not be construed to be, an estimate of a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K.

Internal Controls

In our exploration and mineral resource and reserve estimation efforts, we utilize a certified American National Standards Institute third-party laboratory, which has in-house quality control and assurance procedures. Once in possession of the samples, the laboratory standard sample preparation and security procedures are followed. After the sample has been tested, reviewed, and accepted, the disposal of the sample is done in accordance with local, state and EPA approved methods.

Weir has determined the sample preparation, security and analysis procedures used for our drillhole samples meet current coal industry standards and practices for quality testing, with laboratory results suitable to use for geological modeling, mineral resource estimation and economic evaluation.

Year-end reserve estimates are and will continue to be reviewed by our Chief Executive Officer and other senior management, and revisions are communicated to our board of directors. Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower-than-expected revenue or higher-than-expected costs. Actual production recovered from identified reserve areas and properties, and revenue and expenditures associated with our mining operations, may vary materially from estimates.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

On June 12, 2023, an amendment to our amended and restated certificate of incorporation was approved by shareholder vote to reclassify the Company’s existing common stock as shares of Class A common stock, par value $0.01 per share, and create a separate Class B common stock having a par value of $0.01 per share.

The initial distribution of Class B common stock occurred on June 21, 2023 via a stock dividend to existing holders of common stock as of May 12, 2023. On the date of initial distribution, each holder of common stock received 0.2 shares of Class B common stock for every one share of existing common stock held on the record date.

Market Information. Our Class A and Class B common stock are listed on the NASDAQ Global Select Market under the symbols “METC” and “METCB,” respectively, and our Notes are listed on the NASDAQ Global Select Market under the symbol “METCL.”

Holders. As of the close of business on February 29, 2024, there were 87 holders of record of our Class A common stock and 76 holders of record of our Class B common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends. In addition to the stock dividend discussed above, the Company declared $27.5 million of total cash dividends during 2023, which includes $5.6 million under the Company’s single class structure, $17.0 million to Class A shareholders, and $3.6 million to Class B shareholders as well as $1.2 million of forfeitable dividends subject to the vesting conditions of outstanding restricted stock units and performance stock units.

For holders of Class A common stock, including common stock reclassified to Class A common stock, cash dividends were declared quarterly in the amount of $0.125 per share with the exception of the final quarterly dividend, which was declared in the amount of $0.1375 per share. The Company anticipates declaring cash dividends on a quarterly basis at the newly approved amount; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

For holders of Class B common stock, cash dividends were declared in the amount of $0.165 per share and $0.249 per share in the third and fourth quarter, respectively. In addition, the Company declared another quarterly cash dividend in February 2024, subsequent to the date of the financial statements, in the amount of $0.242 per share of Class B common stock. All cash dividends declared to date for Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter. The Company anticipates continuing to declare quarterly cash dividends based on 20% of CORE royalty and infrastructure fees; however, future declarations of dividends are subject to the sole discretion of the Company’s Board of Directors. In addition, the Board of Directors retains the power to change or add expense allocation policies related to CORE, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time without shareholder approval.

In regard to stock dividends, such as the initial non-cash distribution of Class B common stock discussed above, there are currently no plans to declare additional dividends payable in stock.

Equity Compensation Plans. The Company does not have any non-stockholder approved equity compensation plans. Refer to Part II, Item 8, Note 9 for the Company’s equity compensation plan information.

Stock repurchases. The Company routinely allows employees to surrender common stock that would be issuable upon the vesting or exercise of stock-based compensation awards to pay estimated taxes. The value of common stock surrendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. There were no repurchases of common shares during the quarter or year ended December 31, 2023.

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

Overview

Our primary source of revenue is the sale of metallurgical coal. We are a pure-play metallurgical coal company with 59 million reserve tons and 1,119 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue development of our existing properties and grow annual production over the next few years to approximately seven million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment in the medium-term. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties and global economic conditions. Coal consumption and production in the U.S. is driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts. In addition, blast furnace steelmaking is more prevalent outside the U.S. compared to domestic steel production, which creates demand for exports of metallurgical coal.

Although conflicts overseas continue and economic growth remains uncertain in some regions of the world, supply constraints continue to support the global metallurgical coal market overall. Ongoing bans on the import of Russian coal have affected the availability of supply to certain seaborne markets as well as contributed to volatility in prices.

Metallurgical coal benchmark prices increased significantly in early 2022, but then fell throughout the rest of the year. Market pricing for 2023 was generally down from 2022 levels but remains favorable versus long-term averages. We expect metallurgical coal prices to remain volatile in the near term. In addition, we anticipate that inflation may remain high in the near term for steel prices, freight rates, labor, and materials, which would continue to negatively affect our profitability.

During 2023, we sold 3.5 million tons of coal. North American markets made up 33% of our 2023 revenues and export markets, excluding Canada, accounted for 67% of our 2023 revenues. The Company is responsible for rail and loadout costs for coal sold into export markets. During 2022, we sold 2.5 million tons of coal. North American markets made up 58% of our 2022 revenues and export markets, excluding Canada, accounted for 42% of our 2022 revenues. We purchase coal from third parties for sale for our own account from time to time; however, sales of Company-produced coal made up 95% and 98% of total sales in 2023 and 2022, respectively.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As of December 31, 2023, we had entered into forward sales contracts with certain North American customers on a fixed price basis for 1.4 million tons of coal at an average realizable price of $166 per ton, excluding freight. This level of pricing in 2023 is lower than the average price of $198 per ton that was obtained during the previous contracting season for North America. This is due to a combination of factors, including changes in demand, variations in the types of coal qualities being purchased, fluctuations in steel prices, and other macroeconomic trends. The Company shifted to more export sales in the Company’s mix of revenues during 2023, which will likely continue into 2024. Export sales often contain index-based pricing and, therefore, greater volatility in pricing and revenues.

In 2023, our capital expenditures were $82.9 million, excluding capitalized interest of $1.1 million. In 2022, our capital expenditures were $123.0 million, excluding cash paid for the acquisitions of Ramaco Coal and Maben Coal assets which totaled $23.6 million as well as capitalized interest of $1.1 million. The decrease in capital expenditures was due to the Company’s progress related to strategic growth projects at our Elk Creek and Berwind mining complexes. We completed the expansion of processing capacity at the Elk Creek preparation plant in 2023, which now has an annualized processing and shipping capacity of approximately three million tons per year.

On July 10, 2022, we experienced a methane ignition at the Berwind No. 1 mine, which was one of the active mines at our Berwind mining complex. There were no personnel in the mine at the time of the incident and no injuries or fatalities occurred. The overall impact to pre-tax earnings in 2022 was immaterial except for idle mine costs of $9.5 million recognized during the year. The Company subsequently recognized other income of $8.1 million in 2023 related to insurance proceeds received for the event. Production from the Berwind No. 1 mine restarted in the first quarter of 2023.

As a result of the increase in capacity at the Elk Creek plant, the re-opening of the Berwind No. 1 mine described above, and the start of production at the Maben mine during 2023, the Company was producing just under an annualized four million tons per year run rate at the later part of 2023. The Company expects to produce between 4.0 million and 4.4 million tons in 2024 depending on market conditions.

On June 21, 2023, the Company distributed Class B common stock, a tracking stock, to provide existing holders of the Company’s common stock an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially by the Company as part of the Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost-bearing revenue streams based on the Company’s current expectations:

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

The Company anticipates paying a quarterly cash dividend equal to 20% of the total fees above; however, any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors. Dividends paid on the tracking stock allow the Company to return to Class B common stockholders a portion of the savings from royalties and infrastructure usage fees resulting from the acquisition of Ramaco Coal. In addition, the tracking stock provides an opportunity for Class B common stockholders to participate directly in the potential revenue growth associated with the development of carbon products and rare earth elements. The Company paid cash dividends on Class B common stock during the third and fourth quarter of 2023.

Separate financial statements for CORE have not been included as exhibits to this filing since CORE’s financial performance and dividends will be evaluated based on non-cost-bearing revenue streams, at least initially, and other potential forms of passive income rather than reduced by allocated costs and expenses.

The Company continues to assess its potential REEs deposit in Wyoming. To date, the results of drilling programs indicate elevated levels of REEs, along with significant concentrations of other critical elements such as Yttrium, Gallium, and Germanium. The exploration target does not represent, and should not be construed to be, a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K. The Company also continues its work to advance new carbon product technologies with the goal of commercializing products that use coal in both an improved economic and environmental manner.

Results of Operations

	Years ended December 31,
(In thousands, except per share amounts)	2023	2022	2021

Revenue	$693,524	$565,688	$283,394

Costs and expenses
Cost of sales (exclusive of items shown separately below)	493,793	332,960	195,412
Asset retirement obligations accretion	1,403	1,115	615
Depreciation, depletion, and amortization	54,252	41,194	26,205
Selling, general and administrative expenses	48,831	40,032	21,629
Total costs and expenses	598,279	415,301	243,861

Operating income	95,245	150,387	39,533

Other income (expense), net	18,321	2,637	7,429
Interest expense, net	(8,903)	(6,829)	(2,556)
Income before tax	104,663	146,195	44,406

Income tax expense	22,350	30,153	4,647

Net income	$82,313	$116,042	$39,759

Earnings per common share
Basic - Single class (through 6/20/2023)	$0.71	$2.63	$0.90
Basic - Class A (6/21/2023 - 12/31/2023)	$1.06	$—	$—
Total	$1.77	$2.63	$0.90

Basic - Class B (6/21/2023 - 12/31/2023)	$0.42	$—	$—

Diluted - Single class (through 6/20/23)	$0.70	$2.60	$0.90
Diluted - Class A (6/21/2023 - 12/31/2023)	$1.03	$—	$—
Total	$1.73	$2.60	$0.90

Diluted - Class B (6/21/2023 - 12/31/2023)	$0.40	$—	$—

Adjusted EBITDA	$182,126	$204,555	$79,042

Net income and Adjusted EBITDA were lower in 2023 compared to 2022, despite the increase in sales volume, due to lower sales pricing and higher cost per ton sold in 2023. Net income and Adjusted EBITDA for 2023 benefitted from $15.9 million of pre-tax income for proceeds received from insurance claims related to the 2022 Berwind ignition event and 2018 silo failure. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Adjusted EBITDA.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Revenue. Our revenue includes sales to customers of Company-produced coal as well as smaller amounts of coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

For the year ended December 31, 2023, we had revenue of $693.5 million from the sale of 3.5 million tons of coal. During 2022, we sold 2.5 million tons of coal for total revenue of $565.7 million.

Coal sales information is summarized below:

	Year ended December 31,
(In thousands)	2023	2022	Increase

Revenue:
Company Produced
Coal sales revenue	$657,090	$553,830	$103,260
Tons sold	3,299	2,396	903
Company-produced revenue per ton sold (GAAP)	$199	$231	$(32)
Purchased from Third Parties
Coal sales revenue	$36,434	$11,858	$24,576
Tons sold	156	54	102
Purchased coal revenue per ton sold (GAAP)	$234	$220	$14
Totals
Coal sales revenue	$693,524	$565,688	$127,836
Tons sold	3,455	2,450	1,005
Total revenue per ton sold (GAAP)	$201	$231	$(30)

Cost of Sales:
Company Produced
Cost of sales	$468,992	$323,550	$145,442
Tons sold	3,299	2,396	903
Company-produced cost of sales per ton sold (GAAP)	$142	$135	$7
Purchased from Third Parties
Cost of sales	$24,801	$9,410	$15,391
Tons sold	156	54	102
Purchased coal cost of sales per ton sold (GAAP)	$159	$174	$(15)
Totals
Cost of sales	$493,793	$332,960	$160,833
Tons sold	3,455	2,450	1,005
Total cost of sales per ton sold (GAAP)	$143	$136	$7

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Coal sales revenue for 2023 increased 23% from 2022, which was driven by the 41% increase in tons sold. The increase in sales volume was due to greater export sales and was aided by the Company’s increased capacity for production achieved during 2023. Revenue per ton sold decreased 13% from $231 per ton in 2022 to $201 per ton in 2023. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 18% from $207 per ton in 2022 to $170 per ton in 2023 including company-produced coal and purchased coal. The decrease in both revenue per ton sold measures in 2023 was driven by the variability in index-based pricing for export sales.

Refer to Note 2—Summary of Significant Accounting Policies—Concentrations and Note 11—Revenues in Item 8, Part II for additional information regarding sales to customers.

Cost of sales. Our cost of sales increased 48% from 2022, which was driven by the increase in tons sold discussed above. Cost of sales per ton sold increased 5% from $136 per ton in 2022 to $143 per ton in 2023. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, increased 3% from $108 per ton in 2022 to $111 per ton in 2023, including company-produced coal and purchased coal. The increase in both cost per ton sold measures in 2023 was primarily due to inflationary pressures on labor and supplies.

Asset retirement obligation accretion. ARO accretion was $1.4 million for 2023 and $1.1 million for 2022. The higher level of accretion in 2023 was driven primarily by changes in estimates of future cash flows.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $54.3 million in 2023 compared to $41.2 million in 2022. The increase in 2023 occurred across all asset classes consistent with the Company’s initiative to grow production.

Selling, general and administrative expenses. Selling, general and administrative expenses were $48.8 million for 2023 compared to $40.0 million for 2022. The 22% increase in 2023 was primarily due to greater compensation-related expenses and headcount as well as increased spending for professional services consistent with the Company’s growth efforts.

Other income (expense), net. Other income, net was $18.3 million in 2023 compared to $2.6 million in 2022. The activity in 2023 was related mostly to insurance proceeds received in 2023 related to the 2022 Berwind ignition event that occurred in 2022 and the silo failure that occurred in 2018. The Company received proceeds of $17.0 million during 2023 and had accrued a recovery asset of $1.1 million in the previous period; thus, a gain of $15.9 million was recognized in 2023. This activity is not indicative of expected future results. The activity in 2022 was driven by the gain of $2.1 million recognized on the sale of mineral rights.

Interest expense, net. Interest expense, net was approximately $8.9 million in 2023 as compared to $6.8 million in 2022. The increase in net interest expense in 2023 was primarily due to increased use of the revolving credit facility during 2023.

Income tax expense. We recognized income tax expense of $22.4 million and $30.2 million in 2023 and 2022, respectively. The lower amount in 2023 was largely due to the decrease in income before taxes. Refer to Note 13 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for an explanation of differences versus the statutory rate of 21%.

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K for a discussion of the results of operation for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

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

	Years ended December 31,
(In thousands)	2023	2022	2021
Reconciliation of Net Income to Adjusted EBITDA
Net income	$82,313	$116,042	$39,759
Depreciation, depletion, and amortization	54,252	41,194	26,205
Interest expense, net	8,903	6,829	2,556
Income tax expense	22,350	30,153	4,647
EBITDA	167,818	194,218	73,167
Stock-based compensation	12,905	8,222	5,260
Other non-operating expenses	—	1,000	—
Accretion of asset retirement obligation	1,403	1,115	615
Adjusted EBITDA	$182,126	$204,555	$79,042

Non-GAAP revenue per ton sold. Non-GAAP revenue per ton sold (FOB mine) is calculated as coal sales revenue less transportation revenues and demurrage, divided by tons sold. We believe revenue per ton (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to revenue under U.S. GAAP.

	Year ended December 31, 2023			Year ended December 31, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Revenue	$657,090	$36,434	$693,524	$553,830	$11,858	$565,688
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	(100,174)	(4,723)	(104,897)	(57,299)	(813)	(58,112)
Non-GAAP revenue (FOB mine)	$556,916	$31,711	$588,627	$496,531	$11,045	$507,576
Tons sold	3,299	156	3,455	2,396	54	2,450
Non-GAAP revenue per ton sold (FOB mine)	$169	$203	$170	$207	$203	$207

Refer to coal sales information for revenue per ton sold (GAAP) calculations

Non-GAAP cash cost per ton sold. Non-GAAP cash cost per ton sold (FOB mine) is calculated as cash cost of sales less transportation costs and idle mine costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to cost of sales under U.S. GAAP.

	Year ended December 31, 2023			Year ended December 31, 2022
	Company	Purchased		Company	Purchased
(In thousands, except per ton amounts)	Produced	Coal	Total	Produced	Coal	Total

Cost of sales	$468,992	$24,801	$493,793	$323,550	$9,410	$332,960
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(101,564)	(4,175)	(105,739)	(57,300)	(813)	(58,113)
Idle mine costs	(3,978)	—	(3,978)	(9,474)	—	(9,474)
Non-GAAP cash cost of sales	$363,450	$20,626	$384,076	$256,776	$8,597	$265,373
Tons sold	3,299	156	3,455	2,396	54	2,450
Non-GAAP cash cost per ton sold (FOB mine)	$110	$132	$111	$107	$158	$108

Refer to coal sales information for cost per ton sold (GAAP) calculations

2024 Sales Commitments

As of December 31, 2023, we had entered into forward sales contracts for approximately 1.4 million tons to North American customers at an average fixed price of $166 per ton, excluding freight, as well as roughly 2.1 million additional tons to export customers priced against various benchmark indices. The Company expects to satisfy approximately 88% of these commitments in 2024 and the remainder in 2025. Sales commitments of another 0.4 million tons were obtained subsequent to December 31, 2023 for delivery in 2024. We expect the shift to more export sales in the Company’s mix of revenue that occurred in 2023 to continue during 2024, which may lead to volatility in revenues due to index-based pricing.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, acquisitions, royalty payments, and other operating expenditures.

Cash flow information is as follows:

	Years ended December 31,
(In thousands)	2023	2022	2021
Consolidated statement of cash flow data:
Cash flows provided by operating activities	$161,036	$187,870	$53,340
Cash flows used for investing activities	(72,211)	(145,708)	(59,613)
Cash flows (used for) provided by financing activities	(82,517)	(28,495)	22,369
Net change in cash and cash equivalents and restricted cash	$6,308	$13,667	$16,096

Cash flows provided by operating activities during 2023 decreased $26.8 million versus the prior year driven by lower cash earnings. Changes in operating assets and liabilities were favorable versus the prior year due to a variety of factors, most notably, variations in income tax payments as the Company received an $11.8 million refund in 2023.

Net cash used for investing activities during 2023 decreased $73.5 million versus the prior year primarily due to lower capital expenditures and acquisition-related activity of $40.1 million and $22.2 million, respectively. The decrease in capital expenditures was due to the Company’s progress related to strategic growth projects at our Elk Creek and Berwind mining complexes. The strategic acquisitions Maben Coal and Ramaco Coal, as well as the concurrent sale of mineral rights, took place in 2022 and no such transactions occurred in 2023. In addition, the Company received $11.2 million of insurance proceeds during 2023 related to property, plant, and equipment claims from the 2022 Berwind ignition event and 2018 silo failure.

Net cash used for financing activities was $54.0 million higher in 2023 versus 2022, which was driven by greater repayment of debts and similar financings including $25.0 million and $9.6 million related to the Ramaco Coal and Maben Coal asset acquisitions, respectively. In addition, the Company also paid $5.8 million more cash dividends during 2023, which was largely due to $3.6 million of cash dividends paid on Class B common stock that was initially distributed in 2023, as part of the Company’s strategy to increase value for its shareholders. The Company declared an additional quarterly cash dividend for holders of Class B common stock in February 2024, subsequent to the date of the financial statements, in the amount of $0.242 per share of Class B common stock.

All cash dividends declared to date for Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter as shown below.

	Three months ended December 31,	Three months ended September 30,	Three months ended June 30,
(In thousands)	2023	2023	2023

Royalties
Ramaco Coal	$3,276	$3,572	$1,351
Amonate Assets	722	614	752
Other	14	13	—
Total Royalties	$4,012	$4,199	$2,103

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,432	$4,521	$3,433
Rail Load-outs (Loading at $2.50/ton)	2,198	2,202	1,726
Total Infrastructure Fees (at $7.50/ton)	$6,630	$6,723	$5,159

CORE Royalty and Infrastructure Fees	$10,642	$10,922	$7,262

Total Cash Available for Dividend for Class B Common Stock	$10,642	$10,922	$7,262

20% of Cash Available for Dividend for Class B Common Stock	$2,128	$2,184	$1,452

Restricted cash balances at December 31, 2023 and December 31, 2022 were $0.8 million and $0.9 million, respectively, and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the consolidated balance sheets.

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K for a discussion of the Company’s cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Indebtedness

At December 31, 2023, we had $91.4 million of outstanding debts, or $90.2 million net of unamortized discounts and issuance costs. Our indebtedness was comprised of $42.5 million of outstanding borrowings under the Revolving Credit Facility, $34.5 million of Senior Notes ($33.3 million net of unamortized discounts and issuance costs), $11.4 million of unpaid financing related to the Maben Coal assets acquisition, and $3.0 of various equipment loans. Of these amounts, $56.5 million is expected to be repaid in 2024, including $42.5 million of revolver borrowings that were repaid shortly after the balance sheet date using funds from current operations and $11.4 million of acquisition financing that is contractually due in 2024. The remaining amount of $34.9 million, or $33.7 net of unamortized discounts and issuance costs, is mostly comprised of the Senior Notes due in 2026.

The Company’s outstanding debt decreased approximately $37.0 million in 2023 and was due primarily to the repayment of financing associated with the previous acquisitions of Ramaco Coal and Maben Coal in the amount of $40.0 million and $9.6 million, respectively. The Company’s outstanding borrowings under the Revolving Credit Facility increased $17.5 million compared to 2022.

The acquisition of Ramaco Coal helps to reduce royalty expenses associated with the Company’s metallurgical operations in the Appalachian basin and, along with the acquisition of Maben Coal, complement our existing low-vol portfolio, both of which help achieve the Company’s objective of remaining among the lowest cost producers of metallurgical coal in the U.S. In addition, the acquisition of Ramaco Coal includes potential concentrations of rare earth elements and is being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal, both of which provide additional growth opportunities in the future. The financing associated with the acquisition of Ramaco Coal, which was provided by a related party, was repaid in full during 2023.

Revolver borrowings are typically used for the management of our normal operating cash position. Revolver borrowings that were outstanding at December 31, 2023 were repaid in full during January 2024.

In addition to the debts discussed above, the Company finances the payment of premiums associated with various insurance policies. The Company’s liability at December 31, 2023 was $4.0 million, which must be repaid in 2024.

The Company also has various finance leases for mining equipment, which generally include terms from three to five years. The Company’s total liability for finance leases at December 31, 2023 was $10.4 million, which includes $5.5 million due in 2024 and $4.9 million due thereafter.

Refer to Notes 7 and 8 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information on indebtedness and leases.

Liquidity

As of December 31, 2023, our available liquidity was $90.6 million, comprised of $42.0 million of cash and cash equivalents and $48.6 million of availability under the Revolving Credit Facility for future borrowings. Total current assets were in excess of total current liabilities, which included $42.5 million of revolver borrowings repaid in January 2024, by $19.7 million. The Company is party to an arrangement that began in 2023 whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC-insured limit to help safeguard against potential losses in the financial sector. The Revolving Credit facility, which includes multiple lending parties and has a maturity date of February 15, 2026, provides added flexibility to the Company to pursue our strategic growth initiatives and manage our normal operating cash position as well as withstand potential changes in macroeconomic conditions.

The terms of the Revolving Credit facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5 million, as determined on a monthly basis, in a dedicated account as well as an additional $1 million in a separate dedicated account to assure future credit availability. At December 31, 2023, we were in compliance with all debt covenants under the Revolving Credit Facility.

Our primary use of cash includes capital expenditures for mine development, infrastructure, and equipment as well as ongoing operating expenses and repayment of financing associated with previous acquisitions. As of the date of this Annual Report, we expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under the Revolving Credit Facility, and projected cash flows from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

On September 1, 2023, the Company filed a shelf registration statement to sell any combination of Class A common stock, Class B common stock, preferred stock, depositary shares, debt securities, warrants, and rights at an aggregate initial offering price of up to $400.0 million, which was declared effective on September 29, 2023. However, the Company has no specific plans to raise capital at this time and no securities may be sold until a prospectus supplement describing the method and terms of any future offering is delivered.

In March 2024, Ramaco initiated actions to extend the maturity date and increase the size of its existing Revolver facility. The Company is targeting a $200 million facility with a $75 million accordion feature and a maturity date of five years from the closing date. The Company hopes to achieve a successful syndication of the new facility during the second quarter of 2024, which would strengthen our liquidity and provide additional flexibility in support of the Company’s strategic initiatives and operations.

Working Capital

Accounts receivable were $96.9 million at December 31, 2023, which increased $55.7 million versus December 31, 2022 driven by the $67.5 million increase in fourth quarter revenues. Inventories were $37.2 million at December 31, 2023, which decreased $7.8 million versus December 31, 2022 driven by the logistical and rail challenges we experienced in 2022. Accounts payable were $51.6 million at December 31, 2023, up from December 31, 2022 due to increased spending.

Capital Requirements

During 2022 we spent $123.0 million for capital additions, over 75% of which related to ongoing growth projects, including the increase in capacity to accommodate higher production levels at the Elk Creek and Berwind mining complexes. During 2023 the Company spent $82.9 million on capital additions, a significantly lower amount versus 2022, as the Company has made substantial progress in achieving its growth initiatives.

We anticipate capital expenditures of approximately $53-63 million in 2024, which will likely be weighted more toward maintenance capital than growth capital and development projects. The shift toward maintenance capital is due to the Company’s substantial investments in growth projects in previous periods and its progress to date regarding these initiatives. Despite this shift, it should be noted that the Company entered into an agreement during February 2024 to purchase preparation plant assets for the Maben Complex at a price of $3 million. The Company anticipates spending an additional $8 million in capital expenditures related to the plant in 2024. These assets will be relocated to the Maben Complex and reassembled there for future use with the purpose of reducing the cost of transporting current raw coal production. These assets will also provide the Company with a preparation facility to handle additional future production from a deep mine complex at Maben should the Company decide in the future to pursue such development.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2023:

	Payments due by period
			2 – 3	4 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum coal lease and royalty obligations	$27,195	$3,358	$6,486	$6,316	$11,035
Debt, excluding interest	91,383	56,534	34,849	—	—
Insurance financing	4,037	4,037	—	—	—
Leases	11,940	6,075	3,953	1,912	—
Take-or-pay obligations	20,237	5,612	9,000	5,625	—
Total	$154,792	$75,616	$54,288	$13,853	$11,035

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

Take-or-pay obligations represent those liquidated damage obligations as determined by contract volume minimums for transportation of coal at the representative rates of transportation or a portion thereof. Additional take-or-pay commitments for the next annual period were renewed after the balance sheet date and have been excluded from the table above. These commitments are estimated at approximately $14 million based on last year’s average rate.

Asset retirement obligations have been excluded from the table above. Accounting for asset retirement obligations requires a number of estimates, including the amount and timing of payments to satisfy the obligation. The total liability recognized on the Company’s balance sheet for asset retirement obligations was $29.0 million at December 31, 2023. Refer to Critical Accounting Policies and Estimates below as well as Note 5 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information.

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

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations, or cash flows to result from these arrangements. We primarily use surety bonds to secure our financial obligations related to reclamation and other matters. Total surety bonds at December 31, 2023, were $27.2 million.

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

Coal Reserves. Our coal reserves and resources are generally updated on an annual basis. There are numerous uncertainties inherent in estimating quantities and values of coal reserves and resources, including many factors beyond our control. As a result, estimates of coal reserves and resources are by their nature uncertain. Information about our reserves and resources consists of estimates based on engineering, economic, and geological data assembled by third-party qualified persons. Information used to determine recoverable reserves and resources include geological conditions, historical production from the area compared with production from other producing areas, assumed effects of regulations and taxes by governmental agencies, assumptions governing future prices, and future operating costs. Each of these may in fact vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classification of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues, and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, valuation of coal reserves and resources, and amortization and depletion of mine development costs and mineral rights.

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

Estimating the ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit-adjusted discount rates, and the timing of the related cash flows. On at least an annual basis, we review our ARO liabilities and make necessary adjustments for significant increases in disturbed acreage, mining permit changes, significant mine plan revisions, and changes in cost estimates or timing of performance. To the extent future revisions are made to the ARO liability, a corresponding adjustment is made to the related asset.

Our ARO liabilities at December 31, 2023 were nearly flat versus December 31, 2022 as the accretion of the liability during the year and the downward revision to estimates were mostly offsetting. We lowered our inflation per year assumption from 3.75% used in 2022 to 3% in 2023 based on macroeconomic trends. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

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

Estimating the future occupational disease (pneumoconiosis) benefits requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries to assist in preparing what constitutes adequate liability amounts. Inherent in the calculation are numerous assumptions and judgments including the ultimate costs, mortality factors, credit-adjusted discount rates, and timing of settlement. These estimates are subject to uncertainty due to a variety of factors, including limited Ramaco-specific claim volume and future cost trends. As a result, volatility in future estimates may occur and actual costs could differ significantly from the estimated amounts.

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

When events or changes in circumstances occur that trigger a recoverability test, the test is performed by comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying amount. If the projected undiscounted cash flows are less than the carrying amount, an impairment loss is recorded for the excess of the carrying amount over the estimated fair value of the asset or asset group, if any.

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

We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates. A valuation allowance may be recorded to reflect the amount of future tax benefits that management believes are not likely to be realized. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as production levels, operating profitability, timing of development activities and the cost and timing of reclamation work. If actual outcomes differ from our expectations, we may record an additional valuation allowance through income tax expense in the period such determination is made. The Company had no valuation allowance at December 31, 2023.

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

Commodity Price Risk. Our primary product is metallurgical coal, which is in itself a commodity. Sales commitments in the metallurgical coal market are typically not long-term in nature. The Company’s domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing is often derived from an index. As such, we are exposed to changes in the international price of metallurgical coal.

Our sales commitments as of February 29, 2024 are as follows:

	2024
	Volume	Average Price
North America, fixed priced	1.5	$167
Seaborne, fixed priced	0.2	$159
Total, fixed priced	1.7	$166
Index priced	2.2
Total committed tons	3.9

Sales commitments of 0.4 million tons were obtained subsequent to December 31, 2023, which are included in the table above.

Sales commitments in the metallurgical coal market are typically not long-term in nature and, therefore, we are subject to fluctuations in market pricing. We expect the shift to more export sales in the Company’s mix of revenue that occurred in 2023 to continue during 2024, which may lead to volatility in revenues due to index-based pricing. The Company does not currently manage this risk through the use of derivative instruments. We also have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, explosives, and other items. The Company manages its risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

Interest Rate Risk. We are exposed to risk from changes in interest rates; however, based on the current levels of debt and leases, the Company does not attempt to manage our exposure to interest rate fluctuations. we are not overly exposed to interest rate risk. The Company has senior unsecured notes with a face value of $34.5 million that mature on July 30, 2026, unless redeemed prior to maturity, bearing interest at a fixed rate of 9% per annum and paid quarterly.

Some of the Company’s debts may be affected by changes in benchmark interest rates, such as the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Company’s Revolving Credit Facility, which has a maturity date of February 15, 2026, bear interest at either a base rate plus 1.5% or the applicable SOFR plus 2%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%. The Company’s outstanding financing related to the Maben coal acquisition, which had a balance of $11.4 million at December 31, 2023 and is due in full in 2024, bears interest at the applicable SOFR plus 3% compounded monthly.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2024, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter – Asset Retirement Obligation Description

At December 31, 2023, the Company's asset retirement obligation ("ARO") liabilities totaled $29.0 million. As discussed in Note 2 and Note 5 to the financial statements, the Company estimates its ARO liabilities for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. The Company records an ARO asset associated with the discounted liability for final reclamation. The obligation and corresponding asset are recognized in the period in which the liability is incurred. As changes in estimates occur, the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free rate.

We identified the valuation of the asset retirement obligation as a critical audit matter because the estimate involves a high degree of subjectivity and auditing the significant assumptions utilized by management in estimating the amount of the liability requires judgment. In particular, the obligation is determined using a discounted cash flow technique and is based upon mining permit requirements and various assumptions including discount rates, inflation rate, estimates of disturbed acreage and reclamation activities, timing of reclamation activities, and third-party reclamation costs.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We evaluated the methodology used, and tested the significant assumptions discussed above and the underlying data used by the Company in its estimate.
●	We compared assumptions including the credit-adjusted risk-free rate and inflation rate to current market data. In addition, to assess the estimates of disturbed acreage, timing of reclamation activities, and reclamation costs, we evaluated significant changes from the prior estimate.
●	We utilized an external specialist to assist in our assessment of the Company's ARO liability. As part of this effort, the specialist performed a selected observation of mine site operations, interviewed management’s engineering specialist, assessed the completeness of the mine reclamation estimate with respect to meeting mine closure and post closure plan regulatory requirements by comparing costs to permits on selected sites, and evaluated the reasonableness of the engineering estimates and assumptions.

Critical Audit Matter – Class B Common Stock Distribution Description

During the year ended December 31, 2023, the Company created a separate Class B common stock as discussed in Note 9 of the financial statements. An initial distribution of this Class B common stock occurred on June 21, 2023, via a stock dividend to existing holders of common stock as of May 12, 2023. At the date of distribution, each holder of common stock received 0.2 shares of Class B common stock for every one share of existing common stock held on the record date. Similar actions or modifications occurred for holders of outstanding stock-based awards. The holders of the Class B shares have different dividend expectations that are subject to the sole discretion of the Company’s Board of Directors.  Also, the Class B shares do not represent a direct interest in a separate legal entity or direct interest in specific assets.

The accounting for this distribution and its effect on other areas of financial reporting involved complex accounting considerations including interpretive guidance. The magnitude of the transaction and uniqueness of the characteristics of the Class B shares required significant research and judgment regarding accounting and disclosure conclusions.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

● We read the related agreements and analyzed the terms of the Class B equity transaction.
●	We evaluated management’s interpretation and application of the relevant accounting guidance in relation to the facts and circumstances involved and the conclusions reached regarding the accounting treatment for this transaction.
●	We evaluated the disclosures surrounding the Class B shares and rights, earnings per share, and fair value, to ensure these were disclosed in accordance with the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of MCM CPAs & Advisors LLP by Cherry Bekaert LLP effective October 31, 2023)

Louisville, Kentucky

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ramaco Resources, Inc.
Lexington, Kentucky

Opinion on Internal Control over Financial Reporting

We have audited Ramaco Resources, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness related to a pervasive lack of sufficient documentation of accounting policies, procedures, and controls. This lack of sufficient documentation does not allow management to effectively assess its relevant risks and key controls to properly test for design and operating effectiveness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 14, 2024, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of operations, equity, and cash flows of the Company, and our report dated March 14, 2024, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A–Controls and Procedures in the Company’s 2023 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Cherry Bekaert LLP

Louisville, Kentucky

March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, equity, and cash flows of Ramaco Resources, Inc. (the “Company”) for the year  ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year  ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2022

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share and per share information	2023	2022
Assets
Current assets
Cash and cash equivalents	$41,962	$35,613
Accounts receivable	96,866	41,174
Inventories	37,163	44,973
Prepaid expenses and other	13,748	25,729
Total current assets	189,739	147,489
Property, plant, and equipment, net	459,091	429,842
Financing lease right-of-use assets, net	10,282	12,905
Advanced coal royalties	2,964	3,271
Other	3,760	2,832
Total Assets	$665,836	$596,339
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$51,624	$34,825
Accrued liabilities	52,225	41,806
Current portion of asset retirement obligations	110	29
Current portion of long-term debt	56,534	35,639
Current portion of related party debt	—	40,000
Current portion of financing lease obligations	5,456	5,969
Insurance financing liability	4,037	4,577
Total current liabilities	169,986	162,845
Asset retirement obligations, net	28,850	28,856
Long-term debt, net	349	18,757
Long-term financing lease obligations, net	4,915	4,917
Senior notes, net	33,296	32,830
Deferred tax liability, net	54,352	35,637
Other long-term liabilities	4,483	3,299
Total liabilities	296,231	287,141
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 260,000,000 shares authorized, 44,155,735 shares issued and outstanding at December 31, 2022 *	—	442
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 44,002,581 shares issued and outstanding at December 31, 2023 *	440	—
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 8,809,557 shares issued and outstanding at December 31, 2023	88	—
Additional paid-in capital	277,133	168,711
Retained earnings	91,944	140,045
Total stockholders' equity	369,605	309,198
Total Liabilities and Stockholders' Equity	$665,836	$596,339
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Year ended December 31,
In thousands, except per-share amounts	2023	2022	2021

Revenue	$693,524	$565,688	$283,394

Costs and expenses
Cost of sales (exclusive of items shown separately below)	493,793	332,960	195,412
Asset retirement obligations accretion	1,403	1,115	615
Depreciation, depletion, and amortization	54,252	41,194	26,205
Selling, general, and administrative	48,831	40,032	21,629
Total costs and expenses	598,279	415,301	243,861

Operating income	95,245	150,387	39,533

Other income (expense), net	18,321	2,637	7,429
Interest expense, net	(8,903)	(6,829)	(2,556)

Income before tax	104,663	146,195	44,406
Income tax expense	22,350	30,153	4,647
Net income	$82,313	$116,042	$39,759

Earnings per common share *
Basic - Single class (through 6/20/2023)	$0.71	$2.63	$0.90
Basic - Class A (6/21/2023 - 12/31/2023)	$1.06	$—	$—
Total	$1.77	$2.63	$0.90

Basic - Class B (6/21/2023 - 12/31/2023)	$0.42	$—	$—

Diluted - Single class (through 6/20/2023)	$0.70	$2.60	$0.90
Diluted - Class A (6/21/2023 - 12/31/2023)	$1.03	$—	$—
Total	$1.73	$2.60	$0.90

Diluted - Class B (6/21/2023 - 12/31/2023)	$0.40	$—	$—

* Refer to Note 14 for earnings per common share calculations

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2021	$427	$—	$158,859	$9,809	$169,095
Shares surrendered for withholding taxes	(1)	—	(538)	—	(539)
Stock-based compensation	15	—	5,245	—	5,260
Cash dividends declared	—	—	—	(2,501)	(2,501)
Net income	—	—	—	39,759	39,759
Balance at December 31, 2021	441	—	163,566	47,067	211,074
Shares surrendered for withholding taxes	(2)	—	(3,181)	—	(3,183)
Stock options exercised	—	—	107	—	107
Stock-based compensation	3	—	8,219	—	8,222
Cash dividends declared	—	—	—	(23,064)	(23,064)
Net income	—	—	—	116,042	116,042
Balance at December 31, 2022	442	—	168,711	140,045	309,198
Shares surrendered for withholding taxes	(6)	(1)	(7,310)	—	(7,317)
Stock options exercised (cashless)	1	—	(1)	—	—
Stock-based compensation	3	—	12,902	—	12,905
Stock dividend declared and distributed	—	89	102,831	(102,920)	—
Cash dividends and dividend equivalents declared	—	—	—	(27,494)	(27,494)
Net income	—	—	—	82,313	82,313
Balance at December 31, 2023	$440	$88	$277,133	$91,944	$369,605
* Common stock was reclassified to Class A common stock during Q2 2023.
Refer to Note 9 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2023	2022	2021
Cash flows from operating activities:
Net income	$82,313	$116,042	$39,759
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,403	1,115	615
Depreciation, depletion, and amortization	54,252	41,194	26,205
Amortization of debt issuance costs	776	491	214
Stock-based compensation	12,905	8,222	5,260
Loss on disposal of equipment	—	756	—
Other income - gain on insurance recoveries	(10,192)	—	—
Other income - gain on sale of mineral rights	—	(2,113)	—
Other income - employee retention tax credit	—	—	(5,407)
Deferred income taxes	18,714	29,229	4,644
Changes in operating assets and liabilities:
Accounts receivable	(55,692)	3,279	(24,154)
Prepaid expenses and other current assets	14,361	(14,378)	5,519
Inventories	7,810	(29,182)	(3,844)
Other assets and liabilities	(430)	1,127	1,124
Accounts payable	24,549	12,727	(1,820)
Accrued liabilities	10,267	19,361	5,225
Net cash provided by operating activities	161,036	187,870	53,340

Cash flows from investing activities:
Capital expenditures	(82,904)	(123,012)	(29,466)
Acquisition of Ramaco Coal assets	—	(11,738)	—
Acquisition of Maben assets (bond recovery in 2023)	1,182	(11,897)	—
Acquisition of Amonate assets	(608)	—	(30,147)
Proceeds from sale of mineral rights	—	2,000	—
Insurance proceeds related to property, plant, and equipment	11,256	—	—
Capitalized interest	(1,137)	(1,061)	—
Net cash used for investing activities	(72,211)	(145,708)	(59,613)

Cash flows from financing activities:
Proceeds from borrowings	130,000	42,000	54,368
Proceeds from stock options exercised	—	107	—
Payments of debt issuance cost	—	—	(2,356)
Payment of dividends	(25,820)	(20,041)	—
Repayment of borrowings	(127,514)	(26,026)	(26,300)
Repayment of Ramaco Coal acquisition financing - related party	(40,000)	(15,000)	—
Repayments of insurance financing	(5,207)	(1,290)	(862)
Repayments of equipment finance leases	(6,659)	(5,062)	(1,942)
Shares surrendered for withholding taxes payable	(7,317)	(3,183)	(539)
Net cash (used for) provided by financing activities	(82,517)	(28,495)	22,369

Net change in cash and cash equivalents and restricted cash	6,308	13,667	16,096
Cash and cash equivalents and restricted cash, beginning of period	36,473	22,806	6,710
Cash and cash equivalents and restricted cash, end of period	$42,781	$36,473	$22,806

Supplemental cash flow information:
Cash paid for interest (net of $1,137 and $1,061 capitalized in 2023 and 2022)	$8,113	$5,997	$1,601
Cash paid for income taxes	771	15,500	9
Cash received for income tax refund	11,758	—	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	6,144	7,888	10,002
Financed equipment purchases	—	6,409	—
Capital expenditures included in accounts payable and accrued liabilities	4,939	13,404	6,652
Ramaco Coal acquisition financing	—	56,551	—
Maben Coal acquisition financing	—	21,000	—
Financed insurance	5,803	5,587	280
Financed insurance (2022 adjustment recorded in 2023)	(1,136)	—	—
Accrued dividends payable	7,198	5,524	2,501

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic target customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements as well as the potential commercialization of coal-to-carbon-based products and materials.

Although conflicts overseas continue and global economic growth remains uncertain, supply constraints support the global metallurgical coal market. Ongoing bans on the import of Russian coal have affected the availability of supply to certain seaborne markets as well as contributed to volatility in coal prices.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and U.S. Securities and Exchange Commission regulations. The financial statements are presented on a consolidated basis for all periods presented. All significant intercompany balances and transactions between consolidated entities have been eliminated in consolidation. Certain prior year amounts in the Notes to Consolidated Financial Statements have been adjusted to conform to current presentation.

Use of estimates—The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates are related to the quantity and value of coal inventories, stock-based compensation, asset retirement obligations, occupational disease obligations, evaluation of long-lived assets for impairment, quantities and values of coal reserves, depletion and amortization, useful lives, and income taxes.

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

Certain of our contracts with customers include provisions in which the price is derived from an index. If control of the goods transfers to the customer in the period before the final price is determined, revenue is recorded based on the estimated consideration to be received. The Company estimates the amount to which it expects to receive by reference to forward curve data, if available, and generally does not constrain such estimates for accounting purposes due to the short period of time over which the uncertainty is resolved. However, certain estimates of provisional pricing for which no forward curve data was available were constrained at December 31, 2023 due to index volatility.

Freight Revenue and Expense—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in revenue.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2023 and December 31, 2022 were $0.8 million and $0.9 million, respectively, and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the balance sheet. The Company pools individual bank accounts with the same institution for the purpose of assessing if a bank overdraft exists based on the contractual terms of the arrangement.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value, with cost determined on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight, operating overhead, depreciation and amortization. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles. Lower of cost or net realizable value adjustments were not material. Supply inventories are valued at average cost. Inventories consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Raw coal	$20,122	$22,414
Saleable coal	12,013	18,223
Supplies	5,028	4,336
Total inventories	$37,163	$44,973

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

Mining property and mineral rights costs represent the costs incurred to acquire the rights to access and mine certain coal property either through deeds, leases, or other conveyance agreements. These costs include the costs of acquiring, and accessing mineral reserves, resources and surface areas for mining activities.

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

Asset Retirement Obligations—Legal obligations associated with the retirement of long-lived assets are initially recognized at their estimated fair value, with a corresponding charge to capitalized development costs, at the time they are incurred. Our asset retirement obligations primarily consist of spending estimates related to reclaiming metallurgical coal land and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. Spending estimates are adjusted for inflation and then discounted at the credit-adjusted, risk-free rate. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value over time and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of mining. We review our asset retirement obligations on at least an annual basis for significant changes in the estimated timing or amount of cash flows.

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

Estimating our occupational disease (pneumoconiosis) benefits obligation requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries to assist in preparing what constitutes adequate liability amounts. Inherent in the calculation are numerous assumptions and judgments including the ultimate costs, mortality factors, credit-adjusted discount rates, and timing of settlement. Adjustments to estimated liabilities due to changes in actuarial assumptions are recorded immediately in earnings in the period in which the change in estimate occurs.

Other Income—We recognized $5.4 million associated with the Coronavirus Aid, Relief and Economic Security Act Employee Retention Tax Credit as other income within the consolidated statements of operations for 2021.

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

The fair values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their carrying amounts at each reporting date. The Company’s Senior Notes had an estimated fair value of $35.5 million and $36.3 million at December 31, 2023 and 2022, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement at December 31, 2023 and December 31, 2022 based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company. Refer to Note 7 for additional information regarding debt.

Nonrecurring fair value measurements of the Company include asset retirement obligations and estimated values used to allocate the acquisition cost of long-lived assets to individual assets, neither of which are subject to the fair value disclosure requirements.

The fair value of asset retirement obligations is determined as the present value of estimated cash flows related to reclamation obligations, which would likely be a Level 3 measurement due to the use of unobservable inputs such as estimates regarding the amount and timing of costs to be incurred, inflation rates, and the Company’s credit-adjusted discount rate.

The consideration for the Company’s prior year acquisitions was allocated based on the relative fair values of the assets acquired, the primary asset of which was mineral rights. The fair values of mineral rights were determined based on Level 3 inputs, which are generally unobservable, requiring the Company to make assumptions about future coal prices, capital expenditures, future coal production, costs of production, and an appropriate rate at which to discount the future cash flows.

Income Taxes—Income tax expense (benefit) includes Federal and state income taxes. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. We account for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. The Company had no valuation allowances on the balance sheet as of December 31, 2023 and 2022.

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no uncertain tax positions requiring liability recognition as of December 31, 2023 and 2022. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations for examination of the Company’s tax filings by taxing authorities is currently open for tax returns filed for the year 2020 and thereafter.

The Company recognizes accrued interest related to income tax matters in interest expense, net, separately from the tax provision recorded in income tax expense on the income statement.

Segment Reporting—Our properties located in West Virginia and Virginia each consist of mineral reserves for production of metallurgical coal from both underground and surface mines. These operations are within the Appalachian basin. Geology, coal transportation routes to customers, regulatory environments and coal quality or type are characteristic to a basin. For financial reporting purposes, these operations represent a single segment because each possesses similar production methods, distribution methods, and customer quality and consumption characteristics, resulting in similar long-term expected financial performance.

The Ramaco Coal acquisition in 2022, as discussed in greater detail in Note 4, provides the Company with royalty savings and controlled mineral rights near Sheridan, Wyoming. This property includes a thermal coal deposit and permit and is currently undergoing mineral analysis and core drilling to assess potential concentrations of rare earth elements. The property also includes a research and pilot facility related to the Company’s possible expansion into the manufacturing and commercialization of advanced carbon products and materials from coal. Research and development expenses related to advanced carbon products and materials are not yet material for separate disclosure. Ramaco is also a party to certain collaborative arrangements with government researchers and other organizations, which involve providing in-kind contributions such as ores, samples, feedstock, and services.

The activities at the Sheridan property represent a separate operating segment and have economic and geographic differences compared to the Company’s metallurgical operations in the Appalachian basin. Nonetheless, these activities do not meet the significance tests for separate disclosure as a reportable segment at this time.

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

Concentrations—Our current operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our financial results. In 2023, 2022, and 2021, approximately 33%, 58%, and 51%, respectively, of our revenue was derived from coal shipments to customers in North American markets. The decrease in North American revenue in 2023 was due to sales within the United States.

During 2023, sales to three customers accounted for 15%, 13%, and 13% of our revenues, or collectively 41% of total revenue. During 2022, sales to two customers accounted for 21% and 17% of our revenues, or collectively 38% of total revenue. During 2021, sales to three customers accounted for 30%, 15%, and 13% of our revenues, or collectively 58% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues.

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. We monitor the credit ratings and concentration of risk with financial institutions on a continuing basis to safeguard our cash deposits. In addition, the Company is party to an arrangement that began in 2023 whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC-insured limit to help safeguard against potential losses in the financial sector.

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for credit losses by taking into consideration the age of past due accounts and an assessment of our customers’ ability to pay. An allowance for credit losses was not necessary as of December 31, 2023 and 2022.

Three customers accounted for 22%, 19%, and 15%, of our trade receivables, or collectively 56% of the Company’s accounts receivable balance at December 31, 2023. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total accounts receivable.

Recent Accounting Standards Updates

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in ASU 2023-06 clarify or improve disclosure and presentation requirements for a variety of topics, including debt and earnings per share. The effective date for each amendment in ASU 2023-06 will be the effective date of the SEC’s removal of that related disclosure from existing SEC regulations, and each amendment should be applied prospectively after its effective date. A material impact to our disclosures is not expected at this time since the Company is already subject to existing SEC disclosure requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis and requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance. ASU 2023-07 is effective starting with Ramaco’s 2024 annual financial statements and on a quarterly basis thereafter. Retrospective application is required. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely occur upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective starting with Ramaco’s 2025 annual financial statements and may be applied prospectively to only the income tax disclosures provided for 2025 or retrospectively by providing revised disclosures for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely be provided on a prospective basis in the Company’s 2025 annual financial statements upon adoption.

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31,
(In thousands)	2023	2022
Plant and equipment	$290,060	$232,885
Mining property and mineral rights	120,532	120,760
Construction in process	13,984	34,698
Capitalized mine development costs	174,260	153,436
Less: accumulated depreciation, depletion, and amortization	(139,745)	(111,937)
Total property, plant, and equipment, net	$459,091	$429,842

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $17.4 million as of December 31, 2023 and $33.4 million as of December 31, 2022.

On July 10, 2022, the Company experienced a methane ignition at the Berwind No. 1 mine, which was one of the active mines at our Berwind mining complex. The other mines resumed production while the Berwind No. 1 mine was idled until a full investigation could be conducted. There were no personnel in the mine at the time of the incident and no injuries or fatalities occurred. The overall impact to pre-tax earnings in 2022 was immaterial except for idle mine costs of $9.5 million recognized during the year. Production from the Berwind No. 1 mine restarted in the first quarter of 2023. The Company received $9.2 million of insurance proceeds during 2023 related to this matter, which have been reported as part of Insurance proceeds related to property, plant, and equipment in the investing activities section of the Consolidated Statements of Cash Flows, and recognized a gain of $8.1 million in Other income (expense), net on the Consolidated Statement of Operations in 2023 as the Company had previously accrued a $1.1 million recovery asset at December 31, 2022.

Mining property and mineral rights are made up primarily of significant asset acquisitions that occurred in 2022 and 2021. Refer to Note 4 for more information.

Depreciation, depletion, and amortization included:

	Year ended December 31,
(In thousands)	2023	2022	2021
Depreciation of plant and equipment	$30,913	$24,132	$17,945
Amortization of right-of-use assets (finance leases)	8,547	4,846	1,109
Amortization and depletion of capitalized
mine development costs and mineral rights	14,792	12,216	7,151
Total depreciation, depletion, and amortization	$54,252	$41,194	$26,205

NOTE 4—ACQUISITIONS

Ramaco Coal

On April 29, 2022, the acquisition of Ramaco Coal, an entity owned by an investment fund managed by Yorktown Partners and certain members of the Company's management, was completed pursuant to a Purchase and Sale Agreement, dated February 23, 2022. The purchase price was approximately $65 million, consisting of an initial payment of $10 million paid at closing and a deferred purchase price of $55 million paid during the remainder of 2022 in

$5 million ratable quarterly installments, and $10 million ratable quarterly installments paid in 2023 plus interest at a rate of 9%.

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

Maben Coal

On September 23, 2022, the Company completed the acquisition of 100% of the equity interests of Maben Coal, LLC (“Maben Coal”) pursuant to the Securities Purchase Agreement dated August 8, 2022, with Appleton Coal, LLC. The purchase price was approximately $30.0 million, consisting of an initial payment of $9.0 million and proceeds from a new two-year loan in the amount of $21.0 million. The Company also paid approximately $1.7 million of transaction costs and recognized liabilities of $1.3 million on the closing date, primarily related to $1.2 million of cash bond replacement obligations incurred by the Company as part of the transaction. In the fourth quarter of 2022, the Company paid off the $1.2 million cash bond replacement obligation to Appleton Coal, LLC, which was included in the investing activities section of the statement of cash flows. The $1.2 million bond replacement payment was subsequently recovered in 2023, which reduced the cash investment related to this transaction to $10.7 million.

We acquired a large coal deposit on approximately 28 thousand leased acres located in Wyoming County and Raleigh County, West Virginia. We assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorizes mining by both surface and highwall mining methods as well as by underground methods. The property also has issued permits covering an existing haul road, as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed as of the closing date.

The acquisition of Maben Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to leased metallurgical coal deposits. The total consideration of approximately $33.0 million was allocated to mining property and mineral rights ($30.6 million), capitalized mine development costs ($1.0 million), receivable for the right to recover cash bond replacement payments made by the Company as discussed above ($1.2 million, which was received in 2023), and recoupable royalties ($0.2 million). Refer to Note 7 for information regarding the acquisition financing.

Amonate Assets

In December 2021, we acquired what are referred to as the “Amonate Assets” from Coronado, pursuant to an asset purchase agreement. The acquisition, for a total cash consideration of $30 million, included a mine complex located in McDowell County, West Virginia and Tazewell County, Virginia adjacent and contiguous to the Company’s existing Berwind Complex. The acquisition primarily consists of high-quality, low and mid-vol metallurgical coal reserves and resources, much of which will be mined from the Company’s Berwind Complex. Also purchased were several additional permitted mines and a currently idled 1.3-million-ton per annum capacity coal preparation plant. The Company paid an additional $0.6 million in 2023 for transaction-related costs, which was also included in investing activities since the delay in payment was due to administrative reasons rather than financing.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

We estimate asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Amounts recorded related to asset retirement obligations were as follows:

	December 31,
(In thousands)	2023	2022
Balance at beginning of year	$28,885	$22,549
Additional asset retirement obligations acquired/incurred	542	1,440
Expenditures made	—	—
Accretion expense	1,403	1,115
Revisions to estimates	(1,870)	3,781
Balance at end of year	$28,960	$28,885

NOTE 6—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at December 31, 2023 consisted of accrued compensation of $14.6 million and various other liabilities. Accrued expenses at December 31, 2022 consisted of accrued compensation of $12.1 million and various other liabilities. The Company sponsors a defined contribution plan to assist eligible employees in providing for their future retirement needs. Contribution expenses related to the plan totaled $3.1 million, $2.3 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Other long-term liabilities were comprised primarily of worker’s compensation and occupational disease obligations discussed below.

Workers’ Compensation and Occupational Disease Obligations

We are self-insured for certain losses relating to workers’ compensation claims and occupational disease obligations under the Federal Mine Safety and Health Act of 1969, as amended. Starting in 2023, the Company also elected to self-insure employee medical expenses. We purchase insurance coverage to reduce our exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using claims data and actuarial assumptions. The occupational disease benefit obligation represents the present value of the actuarially computed liabilities for such benefits over the employees’ applicable years of service. The occupational disease benefit liability was calculated using a discount rate of 5.3% and 5.6% at December 31, 2023 and 2022, respectively.

As of December 31, 2023, the estimated aggregate liability for uninsured claims totaled $5.2 million, including $2.3 million of occupational disease obligations. Of the aggregate liability, $3.1 million was included in Other long-term liabilities on the Consolidated Balance Sheet. As of December 31, 2022, the estimated aggregate liability for uninsured claims totaled $3.6 million, including $1.5 million of occupational disease obligations. Of the aggregate liability, $2.7 million was included in Other long-term liabilities within the Consolidated Balance Sheet.

NOTE 7—DEBT

Our outstanding debt consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Revolving Credit Facility	$42,500	$25,000
Equipment loans	2,983	8,396
Senior Notes, net	33,296	32,830
Financing of Ramaco Coal acquisition - Related party debt	—	40,000
Financing of Maben Coal acquisition	11,400	21,000
Total debt	$90,179	$127,226
Current portion of long-term debt	56,534	75,639
Long-term debt, net	$33,645	$51,587

Revolving Credit Facility—On February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which includes KeyBank National Association (“KeyBank”), and multiple lending parties. The facility, which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50 million subject to certain terms and conditions, including lender’s consent. The borrowing base at December 31, 2023 was $91.1 million based on eligible accounts receivable and inventory collateral and reserve requirements. The remaining availability under the facility at December 31, 2023, after $42.5 million of outstanding borrowings, was $48.6 million.

Revolving loans under the facility bear interest at either the base rate plus 1.50% or the Secured Overnight Financing Rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%.

The terms of the facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5 million, as determined on a monthly basis, in a dedicated account as well as an additional $1 million in a separate dedicated account to assure future credit availability. At December 31, 2023, we were in compliance with all debt covenants under the Revolving Credit Facility.

Key Equipment Finance Loan—On April 16, 2020, we entered into an equipment loan with Key Equipment Finance, a division of KeyBank, as lender, in the principal amount of approximately $4.7 million for the financing of existing underground and surface equipment (the “Equipment Loan”). The Equipment Loan accrued interest at 7.45% per annum and was payable in 36 monthly installments. The outstanding principal balance was $0.6 million at December 31, 2022 and was repaid in full in April 2023.

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of approximately $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan bears interest at 0% per annum and is payable in 24 monthly installments totaling $200 thousand. In the third quarter of 2022, we obtained additional equipment loans of $4.4 million. The 2022 loans bear no interest and are payable in 24 monthly installments of $195 thousand. The total outstanding principal balance of the Fletcher Equipment Loans was $1.9 million at December 31, 2023 and is due in full in 2024.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). Additional equipment loans of $0.7 million were entered into during October 2022. The Komatsu Equipment Loan bears interest at 4.6% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.6 million at December 31, 2023.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments. The outstanding principal balance of the Brandeis Equipment Loans was $0.5 million at December 31, 2023.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes”), less $2.4 million for issuance costs. The Senior Notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance costs for the Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These issuance costs are reported as a debt discount which is being amortized over the Senior Notes term using an effective rate method. The outstanding principal remains at $34.5 million; however, the balance of the Senior Notes reported at December 31, 2023 was $33.3 million, which is net of unamortized discounts and issuance costs of $1.2 million. The effective interest rate is approximately 10.45%.

Ramaco Coal Deferred Purchase Price—On April 29, 2022, we acquired the assets of Ramaco Coal (see Note 4) and entered into an agreement whereby an investment fund managed by Yorktown Partners, as lender, provided financing for the acquisition in the principal amount of $55.0 (the “Ramaco Coal Loan”). The Ramaco Coal Loan accrued interest at 9% per annum and was payable in seven quarterly installments of $5 million for each remaining quarter in 2022 and $10 million for each quarter in 2023 until maturity. The outstanding principal balance of the Ramaco Coal Loan was $40.0 million at December 31, 2022. The loan was repaid in full during 2023.

Financing of Maben Coal Acquisition – On September 23, 2022, we acquired 100% of the equity interests of Maben Coal, LLC (see Note 4) and entered into a secured loan with Investec Bank PLC in the amount of $21.0 million to pay a portion of the purchase price. The loan bears interest at the applicable secured overnight financing rate (“SOFR”) plus a margin of 3.0% payable in cash, compounded monthly. In January 2023, the Company started making monthly repayments of the outstanding principal in the amount of $800 thousand per month and will continue to do so until making a balloon payment for the remaining amount on the maturity date of September 23, 2024. The outstanding principal balance was $11.4 million at December 31, 2023.

The loan contains certain financial covenants, including minimum cash balance, leverage ratio, and interest coverage ratio requirements. At December 31, 2023, we were in compliance with the financial covenants related to the loan.

Current portion of long-term debt – The Company’s short-term debt at December 31, 2023 was comprised of $42.5 million borrowed under the Revolving Credit Facility, which was repaid shortly after the balance sheet date using funds from current operations, $11.4 million of unpaid financing associated with the Maben Coal Acquisition, and $2.6 million due under equipment loans. The weighted average interest rate on these borrowings is approximately 7.4%.

Insurance financing—The Company financed premium payments of $5.8 million associated with various insurance policies, which must be repaid to a third-party finance company in monthly installments over a one-year term. The outstanding debt balance was $4.0 million at December 31, 2023, which is not reflected in the tables above or below.

Maturities of our debt are presented below, which are $1.2 million higher than total debt on the balance sheet due to discounts and issuance costs to be accreted over future periods.

(In thousands)
Years ending December 31:
2024	$56,534
2025	335
2026	34,514
2027	—
2028	—
Total debt	$91,383

NOTE 8—LEASES

The Company has various finance leases for mining equipment, which generally include 3-5 year terms and expire through 2028. In addition, we have one operating lease for office space with a term of approximately five years that runs through 2027.

Amortization of right-of-use assets associated with finance leases was $8.5 million, $4.8 million, and $1.1 million in 2023, 2022, and 2021, respectively, as discussed in Note 3. Interest expense recognized for financing lease liabilities was $0.6 million, $0.4 million, and $0.1 million in 2023, 2022, and 2021, respectively. Operating lease expense was $0.2 million in 2023, $0.2 million in 2022, and $0.1 million in 2021.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	December 31, 2023	December 31, 2022

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$10,282	$12,905
Operating	Other assets	540	694
Total right-of-use assets		$10,822	$13,599

Current lease liabilities
Financing	Current portion of financing lease obligations	$5,456	$5,969
Operating	Accrued expenses	134	122
Non-current lease liabilities
Financing	Long-term portion of financing lease obligations	$4,915	$4,917
Operating	Other long-term liabilities	450	585
Total lease liabilities		$10,955	$11,593

Minimum lease payments for our lease obligations are as follows:

	December 31, 2023
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2024	$5,910	$165	$6,075
2025	2,390	165	2,555
2026	1,233	165	1,398
2027	1,233	165	1,398
2028	514	—	514
Total undiscounted lease payments	11,280	660	11,940
Less: Amounts representing interest	(909)	(76)	(985)
Present value of lease obligations	$10,371	$584	$10,955

Weighted average remaining term (years)	2.8	4.0
Weighted average discount rate	4.2%	6.0%

During 2023, the Company also entered into a lease of office space in Charleston, WV, which is not reflected in the disclosures above because the commencement date has not occurred for accounting purposes. The lease will be recognized at a later date when the space is ready to be occupied by the Company. The term of the lease is expected to be in the range of 6-8 years.

Coal Leases and Associated Royalty Commitments—Leases of mineral reserves and related land leases are exempt from the lease accounting requirements addressed above. Refer to Note 10 for information regarding coal leases and associated royalty commitments.

NOTE 9—EQUITY

On June 12, 2023, an amendment to the Company’s amended and restated certificate of incorporation was approved by shareholder vote to reclassify the Company’s existing common stock as shares of Class A common stock and create a separate Class B common stock. We are authorized to issue up to a total of 225,000,000 shares of Class A common stock and 35,000,000 shares of Class B common stock as well as 50,000,000 shares of preferred stock, each having a par value of $0.01 per share.

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

The distribution of the Class B common stock provides existing holders of the Company’s common stock with an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially as part of the Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost-bearing revenue streams based on the Company’s current expectations:

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

Shares of Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by us. There are no redemption or sinking fund provisions applicable to Class A common stock. The Board of Directors retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock.

The initial distribution of the tracking stock was recorded as a stock dividend at fair value, which was estimated to be $11.00 per share based on the closing price of Class B shares on the first day of regular-way trading. The effect of the equity restructuring was a $102.9 million reduction in retained earnings and an increase of $102.9 million to Class B common stock and additional paid-in capital during the second quarter of 2023. The Company initially distributed 8,201,956 shares of Class B common shares as well as additional restricted stock, restricted stock units, and performance stock units discussed below.

Stock-Based Compensation Awards

Outstanding stock-based awards were reclassified to Class A common stock as part of the equity restructuring discussed above. In addition, pursuant to the terms of the Company’s outstanding stock-based awards, equitable adjustments were made in accordance with such terms, as discussed below, based on the same factor of 0.2 for every outstanding award. Since there were no changes in fair value, vesting conditions, or award classification, no incremental compensation expense resulted.

Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock. As of December 31, 2023, there were approximately 4.6 million shares of common stock available for grant under the LTIP. The one-time distribution of Class B has no bearing on the authorization under the LTIP.

In general, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. However, exceptions exist for certain executives that are entitled to accelerated vesting if terminated without cause. Granted but unvested shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of December 31, 2023, we had four types of stock-based awards outstanding: stock options, restricted stock, restricted stock units, and performance stock units. Stock-based compensation expense for all stock-based awards totaled $12.9 million in 2023, $8.2 million in 2022, and $5.3 million in 2021.

Stock Options—We granted options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. During the third quarter of 2022, options to purchase 20,000 shares of common stock options with an intrinsic value of $0.124 million were exercised, leaving a balance of options to purchase 917,424 shares of common stock at December 31, 2022. During 2023, stock options of 183,484 shares of Class B awards were distributed to these individuals under the equitable adjustments discussed above. During the fourth quarter of 2023, options to purchase 168,712 shares of Class A common stock were exercised and stock options for 33,742 shares of Class B common stock were exercised having a combined intrinsic value of $2.6 million. The remaining options outstanding and unexercised at December 31, 2023 were 748,712 for Class A common stock and 149,742 for Class B common stock, which were in-the-money at December 31, 2023, having a total intrinsic value of $10.9 million. No compensation expense was recognized for these awards in 2023, 2022, or 2021 as the awards became fully vested in previous years.

The following table summarizes the remaining stock-based awards outstanding, as well as activity for the periods:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
For Class A common stock:	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Outstanding at December 31, 2021	3,741,770	$3.98	—	$—	—	$—
Granted	214,363	14.59	248,706	15.65	248,706	22.21
Vested	(809,539)	6.57	(82,903)	15.65	—	—
Forfeited	(637)	15.65	—	—	—	—
Outstanding at December 31, 2022	3,145,957	$4.04	165,803	$15.65	248,706	$22.21
Granted	296,115	10.61	518,348	10.61	518,348	18.09
Vested	(1,695,234)	3.37	(82,903)	15.65	—	—
Forfeited	(38,484)	11.90	—	—	—	—
Outstanding at December 31, 2023	1,708,354	$5.66	601,248	$11.30	767,054	$19.43

For Class B common stock:
Initial distribution of Class B awards - June 21, 2023	680,718		136,819		153,404
Vested	(339,035)		(16,578)		—
Outstanding at December 31, 2023	341,683		120,241		153,404

The total fair value of awards vested was $19.7 million during 2023, $11.0 million during 2022, and $5.1 million during 2021.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. Upon vesting, the restricted stock becomes unrestricted common shares. The fair value of the restricted stock on the date of the grant is amortized ratably over the service period. At December 31, 2023, there was $3.2 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.4 years. The fair value of restricted stock awards that vested during 2023 was $14.6 million for Class A awards and $3.6 million for Class B awards. The fair value of the outstanding restricted stock awards was $29.3 million for Class A awards and $4.5 million for Class B awards based on the year-end 2023 closing stock prices.

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

The grant date fair values of restricted stock units are recognized ratably over the service period. At December 31, 2023, there was $5.2 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over the weighted average period of 1.7 years. The fair value of restricted stock unit awards that vested during 2023 was $1.3 million for Class A awards and $0.2 million for Class B awards. The fair value of the outstanding restricted stock unit awards was $10.3 million for Class A awards and $1.6 million for Class B awards based on the year-end 2023 closing stock prices.

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

The Company’s performance stock units were valued relative to the stock price performance of a peer group of companies, which was based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At December 31, 2023, there was $8.9 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over the weighted average period of 1.7 years. The combined intrinsic value of the outstanding performance stock units for both classes, at target, was $15.2 million at December 31, 2023. The value of these awards if the performance period had ended on December 31, 2023 is estimated at approximately $27 million.

In addition, performance stock units granted in 2022 were modified during the first quarter of 2023. Modifications to these awards were made up primarily of changes in the composition of the peer group as well as changes in the way relative total shareholder return is evaluated against the updated peer group. The modification resulted in incremental fair value of $1.2 million, which is recognized as expense over 2023 and 2024.

Performance stock units are accounted for as awards with a market condition since vesting depends on total shareholder return relative to a group of peer companies.

Taxes Related to Stock Awards—The Company routinely allows employees to surrender common stock to pay estimated taxes upon the vesting or exercise of stock-based compensation awards. The value of common stock tendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. There were no other repurchases of common shares.

Dividends

Dividends in the amount of $16.6 million, or approximately $0.375 per share on an aggregated basis ($0.125 per share for three quarterly dividends), were declared and paid to holders of common stock or Class A common stock during 2023. On December 6, 2023, the Company announced that the Board of Directors declared a cash dividend on Class A common stock of $0.1375 per share to be paid on March 15, 2024 to shareholders of record on March 1, 2024. Dividends of $6.0 million were accrued in December 2023 for the cash dividend to be paid in March 2024.

The Company also paid dividends to holders of Class B common stock during 2023 based on 20% of CORE royalty and infrastructure fees. Dividends in the amount of $1.5 million, or approximately $0.165 per share of Class B common stock, were paid on September 15, 2023 to shareholders of record on September 1, 2023. Dividends in the amount of $2.2 million, or $0.249 per share of Class B common stock, were paid on December 15, 2023 to shareholders of record on December 1, 2023. Refer to Note 15 for information regarding dividends declared for holders of Class B common stock subsequent to the date of the financial statements.

For the full year 2023, the Company recognized $27.5 million of cash dividends declared against retained earnings for all classes of common stock, including $6.0 million of dividends declared in December 2023 to be paid in March 2024 and $1.2 million of forfeitable dividends subject to the vesting conditions of outstanding restricted stock units and performance stock units. For the full year 2023, the Company paid $25.8 million of cash dividends for both classes of common stock, including $5.5 million that were accrued at December 31, 2022.

For 2022, the Company recognized $23.1 million of cash dividends declared against retained earnings, or approximately $0.52 per share, including $5.5 million that were unpaid as of December 31, 2022. For the full year 2022, the Company paid $20.0 million of dividends, including $2.5 million that were accrued at December 31, 2021.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a small amount of surety bonds that secure performance obligations. Bonds outstanding at December 31, 2023 totaled approximately $27.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $35.0 million, $34.2 million, and $18.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Minimum royalty obligations under coal leases total $27.2 million and are broken down as follows: $3.3 million for 2024, $3.3 million for 2025, $3.2 million for 2026, $3.2 million for 2027, $3.2 million for 2028, and $11.0 million thereafter. Refer to Note 12 for information regarding related party transactions.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2023, the Company’s remaining commitments under take-or-pay arrangements totaled $20.2 million, most of which relates to a five-year contract that was entered into during 2023 with a total remaining commitment of $20.0 million. The five-year contract, which runs from April 1, 2023 through March 31, 2028, includes an annual minimum commitment of $4.5 million. The level of these commitments will be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. We recognized $0.8 million of contingent liabilities at December 31, 2023 related to the probable shortfall associated with our annual minimum commitment.

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

On July 15, 2021, the jury returned a verdict in our favor for $7.7 million in contract damages and on July 16, 2021, made an additional award of $25.0 million for damages for wrongful denial of the claim under Hayseeds, Inc. v. State Farm Fire & Cas., 177 W. Va. 323, 352 S.E. 2d 73 (W. Va. 1986), including inconvenience and aggravation. On August 12, 2021, the defendants filed a post-trial motion for judgment as a matter of law or in the alternative to alter or amend the judgment or for a new trial. On March 4, 2022, the court entered its memorandum opinion and order on the motion reducing the jury award to a total of $1.8 million, including pre-judgment interest, and also vacated and set aside, in its entirety, the jury award of Hayseeds damages. The same day, the court entered the judgment in accordance with the memorandum opinion and order.

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million contract damages verdict. The court further determined that we are entitled to attorney’s fees in an amount to be determined on remand. Finally, the court held that we are entitled to Hayseeds damages for wrongful denial of the claim but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition of Rehearing and Rehearing En Banc with the Fourth Circuit. The petition was denied by order dated August 15, 2023. On August 29, 2023, the court clarified that the amount of attorney’s fees to be determined on remand included appellate fees. On September 8, 2023, the court entered its amended judgment, which awarded post-judgment interest on the previously awarded and reinstated verdict related to contract (compensatory) damages and the Fourth Circuit thereafter issued its mandate on October 2, 2023. The matter is now pending before the District Court for a new trial on damages for inconvenience and aggravation as well as the court’s determination and award of attorney’s fees.

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. The Company recognized a $7.8 million gain during 2023, which was recorded in Other income (expense), net on the Consolidated Statements of Operations. Of this amount, $2.0 million was included in Insurance proceeds related to property, plant, and equipment as part of investing activities on the Consolidated Statements of Cash Flows and the remaining amount was included in operating activities.

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

	Year ended December 31,
(In thousands)	2023	2022	2021
Coal Sales
North American revenue	$227,484	$328,322	$143,946
Export revenue, excluding Canada	466,040	237,366	139,448
Total revenue	$693,524	$565,688	$283,394

Fourth quarter 2023 revenue that can be derived from the Company’s periodic filings includes a $1.3 million upward adjustment to revenue related to performance obligations that were satisfied in the previous quarter. Fourth quarter 2022 revenue that can be derived from the Company’s periodic filings includes a $2.8 million downward adjustment to revenue related to performance obligations that were satisfied in the previous quarter. These adjustments were due to true-ups of previous estimates for provisional pricing provisions.

As of December 31, 2023, the Company had outstanding performance obligations of approximately 1.4 million tons for contracts with fixed sales prices averaging $166 per ton and 2.1 million additional tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 88% of the committed tons in 2024 and the remainder in 2025. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Sales into individual foreign countries equaling or exceeding 10% of our total revenues included Germany and Canada, each of which represented 14% of 2023 revenues, as well as Brazil, which represented 10% of 2023 revenues. Sales into Canada and South Africa were 12% and 10%, respectively, of 2022 revenues. The Company used the final export destination of the goods as the basis for these disclosures.

NOTE 12—RELATED PARTY TRANSACTIONS

Mineral Lease and Surface Rights Agreements—Prior to the acquisition of Ramaco Coal, as discussed in Note 4, much of the coal reserves and surface rights that we controlled were acquired through a series of mineral leases and surface rights agreements with Ramaco Coal, who was a related party. Royalties paid to Ramaco Coal in 2022 prior to the acquisition totaled $3.1 million. Royalties paid to Ramaco Coal in 2021 totaled $5.7 million.

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services incurred for Jones in 2023 and 2022 totaled zero and $0.8 million, respectively. Legal services payable to Jones were zero (paid in full in 2023) and $0.6 million at December 31, 2023 and December 31, 2022, respectively, and were included in Accrued liabilities on the Consolidated Balance Sheet.

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal, as discussed in Note 4, we incurred interest expense of $1.8 million in 2023 and $3.0 million in 2022. The outstanding principal balance of the Ramaco Coal Loan was zero and $40.0 million at December 31, 2023 and December 31, 2022, respectively. Refer to Note 7 for additional information regarding the terms of the financing. In addition, the Company owed an additional $0.4 million to Yorktown Partners at December 31, 2023, in connection with the Ramaco Coal acquisition, which is included in Accounts payable on the Consolidated Balance Sheet.

Ramaco Foundation--The Company made a charitable cash contribution of $1.0 million during 2022 to the Ramaco Foundation, which was recognized in Other income (expense), net, on the Consolidated Statement of Operations. The Ramaco Foundation is an unconsolidated not-for-profit organization whose board of directors includes several members of the Company’s management and board of directors.

Other Professional Services—The Company has also entered into professional services with three other related parties, which have been aggregated due to immateriality. Professional services incurred for these related parties were $0.3 million in 2023 and $0.1 million in 2022, respectively.

NOTE 13—INCOME TAXES

Ramaco Resources, Inc. is organized as a corporation under the laws of Delaware. Ramaco Resources, Inc. files a consolidated U.S. federal tax return with its wholly owned subsidiaries. All our operations are wholly within the United States, but our products are sold to customers worldwide.

Income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2023	2022	2021
Current taxes:
Federal	$2,817	$517	$—
State	819	407	3
Current taxes	3,636	924	3
Deferred taxes:
Federal	17,323	28,389	6,518
State	1,391	840	(1,874)
Deferred taxes	18,714	29,229	4,644
Provision for income tax expense, net	$22,350	$30,153	$4,647

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Years ended December 31,
(In thousands)	2023	2022	2021
Income taxes computed at the federal statutory rate	$21,938	$30,701	$9,325
Effect of:
State taxes, net of federal benefits	1,210	1,422	796
State tax rate changes, net of federal benefits	350	(546)	(2,274)
Percentage depletion	(1,717)	(3,314)	(3,363)
Stock-based compensation	(3,395)	(1,499)	(194)
162(m) compensation limitation	5,716	3,481	—
Foreign-derived intangible income deduction	(1,475)	—	—
Other, net	(277)	(92)	357
Total	$22,350	$30,153	$4,647

During the current year, there was a significant increase in the foreign-derived intangible income deduction related to our worldwide sales. The amount of excess tax benefits for stock-based compensation and subsequently the impact of IRC Section 162(m) for covered employees increased in the current year due to stock exercises.

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$1,801	$6,598
Asset retirement obligations	6,428	6,359
Accrued expenses	3,857	3,257
Stock-based compensation	2,916	2,249
Total deferred tax assets	15,002	18,463

Deferred tax liabilities:
Property, plant, and equipment	(69,354)	(54,100)
Net deferred tax liabilities	$(54,352)	$(35,637)

During the current period, the federal net operating loss carryforwards were fully utilized. As of December 31, 2023, there were no federal net operating loss carryforwards remaining. Total state loss carryforwards were approximately $35 million. The Company’s net operating loss carryforwards are not subject to statutory expiration.

No valuation allowance was recognized by the Company for deferred tax assets as of December 31, 2023 or December 31, 2022.

We are subject to federal, state, and local income taxes in the United States. Significant judgment is required in evaluating tax positions taken and determining the provision for income taxes. As of December 31, 2023, we do not have any unrecognized tax benefits. The tax years 2020 through 2022 remain subject to examination by the taxing authorities. We are not currently under examination by any taxing authorities.

Cash paid for income taxes totaled $15.5 million in 2022. The Company recognized an income tax receivable of $14.6 million included in prepaid expenses and other current assets at December 31, 2022. Cash paid for income taxes totaled $0.8 million for 2023 before consideration of refunds received. The Company received a refund of $11.8 million during 2023, which drove the decrease in prepaid expenses and other current assets on the balance sheet compared to December 31, 2022.

NOTE 14—EARNINGS (LOSS) PER SHARE

Earnings per share (“EPS”) is not presented retrospectively for periods prior to the issuance of the tracking stock as the tracking stock was not a part of the Company’s capital structure during those periods and the issuance of the tracking stock changes the common shareholders’ relative residual interest in the Company. Therefore, EPS is presented for the Company’s single class of common stock up to the time the tracking stock was issued. EPS is presented prospectively under the two-class method starting on the date of initial distribution of the tracking stock. Refer to Note 9 for information related to the Company’s tracking stock.

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Years ended December 31,
	2023	2022	2021
Earnings attribution
Single class of common stock (through 6/20/2023) *	$31,382	$116,042	$39,759
Class A common stock (6/21/2023 - 12/31/2023)	44,663	—	—
Class A restricted stock awards (6/21/2023 - 12/31/2023)	1,897	—	—
Class B common stock (6/21/2023 - 12/31/2023)	3,498	—	—
Class B restricted stock awards (6/21/2023 - 12/31/2023)	144	—	—
Forfeitable dividends declared on unvested stock-based awards	729	—	—
Net income	$82,313	$116,042	$39,759

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation
	Jan. 1 - June 20,	Years ended December 31,
	2023	2022	2021
EPS data for single class of common stock through 6/20/2023
Numerator
Net earnings	$31,382	$116,042	$39,759
Denominator
Weighted average shares used to compute basic earnings per share *	44,344	44,164	43,964
Dilutive effect of stock option awards	381	532	293
Dilutive effect of restricted stock units	—	6	—
Dilutive effect of performance stock units	27	—	—
Weighted average shares used to compute diluted earnings per share	44,752	44,702	44,257

Earnings per common share (single class of common stock)
Basic	$0.71	$2.63	$0.90
Diluted	$0.70	$2.60	$0.90

	June 21, 2023 - December 31, 2023
	Class A	Class B
EPS data for dual-class common stock 6/21/2023 - 12/31/2023
Numerator
Net earnings	$44,663	$3,498
Denominator
Weighted average shares used to compute basic earnings per share **	42,115	8,428
Dilutive effect of stock option awards	482	111
Dilutive effect of restricted stock units	157	48
Dilutive effect of performance stock units	436	111
Weighted average shares used to compute diluted earnings per share	43,190	8,698

Earnings per common share (dual-class structure)
Basic	$1.06	$0.42
Diluted	$1.03	$0.40

** Does not include unvested restricted stock, which averaged 1.8 million and 0.4 million for Class A and Class B, respectively, for the period June 21, 2023 through December 31, 2023

Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. Historically, the Company has shown EPS for its common stock and unvested restricted stock on a combined basis since both instruments participate in net earnings on the same basis and the resulting EPS is typically the same. Starting under the two-class method, the Company reports separately the net earnings allocated away from holders of Class A and Class B common stock to holders of unvested restricted stock awards.

Unvested restricted stock units and performance stock units include forfeitable dividend rights that are subject to the vesting conditions of the underlying awards; therefore, these awards are not considered participating securities and should not be allocated undistributed earnings for the purpose of calculating EPS. However, dividends or dividend equivalents declared and charged to retained earnings for these awards reduce the amount of net earnings available for distribution to common stockholders and should be reflected as such under the two-class method.

For accounting purposes, Class B’s participation rights are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual dividends declared during the period for the tracking stock. Refer to Note 9 for information regarding dividends declared on Class B common stock.

Diluted EPS was calculated using the treasury stock method for stock options and restricted stock units. For performance stock units, the awards were first evaluated under the contingently issuable shares guidance, which requires a determination as to whether shares would be issuable if the end of the reporting period were the end of the contingency period. For shares determined to be issuable under performance stock unit awards, the treasury stock method was then applied to determine the dilutive impact of the awards, if any. Unvested restricted stock awards are considered potential common shares as well as participating securities, as discussed previously, and were included in diluted EPS using the more dilutive of the treasury stock method or the two-class method. Since these awards share in dividends on a 1:1 basis with common shares, applying the treasury stock method would be antidilutive compared to the basic EPS calculation that allocates earnings to participating securities under the two-class method discussed previously.

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

For the period from June 21,2023 through December 31, 2023, the Company’s ability to convert Class B common shares into Class A common shares, as discussed previously in Note 9, is a contingency that will not be reflected in the diluted EPS for Class A under the if-converted method until such time that the required Board resolutions occur, if ever.

Diluted EPS for 2022 excluded 248,706 of target performance stock units based on the guidance for contingently issuable shares discussed earlier.

NOTE 15—SUBSEQUENT EVENTS

On February 1, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.2416 per share of Class B common stock, which will be payable on March 15, 2024 to shareholders of record on March 1, 2024.

In February 2024, the Company completed the purchase of an existing coal preparation plant, which will be relocated to the Company’s Maben Complex. The purchase price of the plant is $3 million. The Company anticipates spending an additional $8 million in initial development capital expenditures related to the plant in 2024. These costs would include amounts related to the relocation, reassembly, and expansion of the facility at Maben.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures. As of December 31, 2023, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to applicable Exchange Act rules. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2023 were not effective at the reasonable assurance level as a result of the material weakness in internal control over financial reporting disclosed below. The Company’s remediation plan for the material weakness in internal control over financial reporting is also discussed below.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this evaluation, management identified a material weakness related to a pervasive lack of sufficient documentation of accounting policies, procedures, and controls. This lack of sufficient documentation does not allow management to effectively assess its relevant risks and key controls to properly test for design and operating effectiveness. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that its internal control over financial reporting was ineffective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Cherry Bekaert, an independent registered public accounting firm, as stated in their report, which is included herein.

Remediation Plan. We are currently developing a plan of remediation to address this material weakness, which will include assessing, redesigning, and implementing modifications of our internal controls. We will not be able to fully remediate this material weakness until these steps have been completed and subsequent validation and testing of these internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles. Once the remediation plan is fully developed, we will be implementing process, control, and documentation improvements to address the above material weakness that include, but are not limited to, designing and implementing specific management review procedures to ensure completeness and accuracy of key financial and non-financial data utilized in our business; and implementing improved policies, procedures, and control activities over key financial data to ensure accuracy and completeness of this data as used in the aforementioned management review procedures.

Changes in Internal Control Over Financial Reporting. Except for the material weakness and remediation actions described above, there were no significant changes in our internal control over financial reporting during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2023, none of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended), except as follows:

On December 12, 2023, Jason Fannin, the Company’s chief commercial officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the plan is from March 20, 2024 until August 15, 2024 and 155,993 shares of Class A common stock and 31,332 shares of Class B common stock may be sold pursuant to the plan.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or because the information is immaterial or disclosed elsewhere in the Consolidated Financial Statements and Notes thereto.
(b)	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 7, 2017)

2.2

Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC, and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 24, 2022)

2.3

Securities Purchase Agreement, dated as of August 8, 2022, between Ramaco Development, LLC and Appleton Coal LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38003) filed with the SEC on August 8, 2022

2.4

Asset Purchase Agreement, dated as of October 26, 2021, among Ramaco Resources, Inc., Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on October 26, 2021)

3.1

Second Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on June 12, 2023)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.3

Amendment No. 1 to the Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 15, 2020)

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

†10.56

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.57

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.58

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

†10.59

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

10.60

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 20, 2020)

10.61

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.62

Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.63

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 28, 2020)

10.64

Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

10.65

Amended and Restated Credit and Security Agreement, dated October 29, 2021, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as the borrowers, the lenders party thereto and KeyBank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 2, 2021)

†10.66

First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 2, 2022)

+10.67

Loan Agreement, dated as of September 23, 2022, between Ramaco Development, LLC and Investec Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on September 26, 2022)

+10.68

First Amendment to Amended and Restated Credit and Security Agreement, dated April 29, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Filed No. 001-38003) filed with the Commission on August 9, 2022)

+10.69

Second Amendment to Amended and Restated Credit and Security Agreement, dated September 23, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on November 9, 2022)

+10.70

Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, Inc. as borrowers, the lenders party thereto and KeyBank National Association, as agent, lender, swing line lender, and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 17, 2023)

†10.71

Employment Separation Agreement, dated January 26, 2024, by and between the Company and Barkley J. Sturgill, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 1, 2024)

16.1

Letter from Briggs & Veselka Co. to Securities and Exchange Commission dated January 21, 2022. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on January 24, 2022)

16.2	Crowe LLP letter, dated April 20, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 20, 2022)
16.3

Cherry Bekaert LLP consent letter, dated November 6, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 6, 2023)

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Cherry Bekaert LLP

*23.2	Consent of Weir International, Inc.

23.3	[Reserved]

*23.4	Consent of Crowe LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

96.1

Mineral resource and reserve estimates at the Berwind Complex, dated April 4, 2023, with an effective date of December 31, 2022 (incorporated by reference to Exhibit 96.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 001-38003) filed with the Commission on April 7, 2023)

96.2

Mineral resource and reserve estimates at the Knox Creek Complex, dated April 4, 2023, with an effective date of December 31, 2022 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 001-38003) filed with the Commission on April 7, 2023)

96.3

Mineral resource and reserve estimates at the Elk Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (File No. 001-38003) filed with the Commission on January 10, 2023)

*97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

*101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

March 14, 2024	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2024	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 14, 2024	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

March 14, 2024	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

March 14, 2024	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

March 14, 2024	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

March 14, 2024	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

March 14, 2024	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

March 14, 2024	By:	/s/ Peter Leidel
Peter Leidel
Director

March 14, 2024	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

March 14, 2024	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

March 14, 2024	By:	/s/ E. Forrest Jones, Jr.
E. Forrest Jones, Jr.
Director