Form 10-Q
period 2024-03-31
Ramaco Resources, Inc.
filed 2024-05-09
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 30, 2024, the registrant had 44,263,429 and 8,825,928 outstanding shares of Class A and Class B common stock, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2024, as well as other filings of the Company with the SEC.

Forward-looking statements may include statements about:

●	anticipated production levels, costs, sales volumes, and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal and steel industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	estimated quantities or quality of our metallurgical coal reserves;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves or to fund the operations and growth of our business;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal markets;
●	the price of metallurgical coal or thermal coal;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on demand, production, and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to mining;
●	transportation availability, performance, and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;
●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;
●	risks related to Russia’s invasion of Ukraine and the international community’s response;
●	risks related to weakened global economic conditions and inflation;
●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and
●	other risks identified in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties, and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of coal. Moreover, we operate in a very competitive and rapidly changing environment and additional risks may arise from time to time. It is not possible for our management to predict all of the risks associated with our business, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$30,503	$41,962
Accounts receivable	103,539	96,866
Inventories	41,280	37,163
Prepaid expenses and other	7,286	13,748
Total current assets	182,608	189,739
Property, plant, and equipment, net	466,253	459,091
Financing lease right-of-use assets, net	17,148	10,282
Advanced coal royalties	3,410	2,964
Other	4,592	3,760
Total Assets	$674,011	$665,836
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$59,694	$51,624
Accrued liabilities	49,657	52,225
Current portion of asset retirement obligations	110	110
Current portion of long-term debt	28,227	56,534
Current portion of financing lease obligations	8,541	5,456
Insurance financing liability	2,238	4,037
Total current liabilities	148,467	169,986
Asset retirement obligations, net	29,197	28,850
Long-term debt, net	24,739	349
Long-term financing lease obligations, net	8,543	4,915
Senior notes, net	33,412	33,296
Deferred tax liability, net	52,424	54,352
Other long-term liabilities	4,961	4,483
Total liabilities	301,743	296,231
Commitments and contingencies	—	—
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 44,263,429 at March 31, 2024 and 44,002,581 at December 31, 2023 shares issued and outstanding	443	440
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 8,825,928 at March 31, 2024 and 8,809,557 at December 31, 2023 shares issued and outstanding	88	88
Additional paid-in capital	279,962	277,133
Retained earnings	91,775	91,944
Total stockholders' equity	372,268	369,605
Total Liabilities and Stockholders' Equity	$674,011	$665,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per-share amounts	2024		2023

Revenue		$172,676	$166,360

Costs and expenses
Cost of sales (exclusive of items shown separately below)		139,713	110,549
Asset retirement obligations accretion		354	350
Depreciation, depletion, and amortization		15,220	11,852
Selling, general, and administrative		14,114	11,742
Total costs and expenses		169,401	134,493

Operating income		3,275	31,867

Other income (expense), net		629	1,247
Interest expense, net		(1,332)	(2,309)

Income before tax		2,572	30,805
Income tax expense		540	5,548
Net income		$2,032	$25,257

Earnings per common share *
Basic - Single class (through 6/20/2023)	$	N/A	$0.57
Basic - Class A		$(0.00)	$—
Total		$(0.00)	$0.57

Basic - Class B		$0.24	$—

Diluted - Single class (through 6/20/2023)	$	N/A	$0.57
Diluted - Class A		$(0.00)	$—
Total		$(0.00)	$0.57

Diluted - Class B		$0.23	$—

* Refer to Note 10 for earnings per common share calculations

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2024	$440	$88	$277,133	$91,944	$369,605
Stock-based compensation	4	—	4,698	—	4,702
Shares surrendered for withholding taxes payable	(1)	—	(1,869)	—	(1,870)
Cash dividends and dividend equivalents declared	—	—	—	(2,201)	(2,201)
Net income	—	—	—	2,032	2,032
Balance at March 31, 2024	$443	$88	$279,962	$91,775	$372,268
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.

Balance at January 1, 2023	$442	$—	$168,711	$140,045	$309,198
Stock-based compensation	3	—	2,934	—	2,937
Shares surrendered for withholding taxes payable	(1)	—	(114)	—	(115)
Adjustment to dividends previously declared	—	—	—	(354)	(354)
Net income	—	—	—	25,257	25,257
Balance at March 31, 2023	$444	$—	$171,531	$164,948	$336,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2024	2023
Cash flows from operating activities:
Net income	$2,032	$25,257
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	354	350
Depreciation, depletion, and amortization	15,220	11,852
Amortization of debt issuance costs	207	149
Stock-based compensation	4,702	2,937
Other	(23)	—
Deferred income taxes	(1,928)	2,154
Changes in operating assets and liabilities:
Accounts receivable	(6,673)	(29,925)
Prepaid expenses and other current assets	6,462	4,779
Inventories	(4,117)	(5,998)
Other assets and liabilities	(494)	(823)
Accounts payable	6,301	13,902
Accrued liabilities	3,145	(3,272)
Net cash provided by operating activities	25,188	21,362

Cash flows from investing activities:
Capital expenditures	(18,730)	(23,546)
Other	65	1,182
Net cash used for investing activities	(18,665)	(22,364)

Cash flows from financing activities:
Proceeds from borrowings	51,500	45,000
Payment of dividends	(8,319)	(5,556)
Repayment of borrowings	(55,417)	(24,145)
Repayment of Ramaco Coal acquisition financing - related party	—	(10,000)
Repayments of insurance financing	(1,799)	(1,433)
Repayments of equipment finance leases	(2,077)	(1,746)
Shares surrendered for withholding taxes payable	(1,870)	(115)
Net cash (used for) provided by financing activities	(17,982)	2,005

Net change in cash and cash equivalents and restricted cash	(11,459)	1,003
Cash and cash equivalents and restricted cash, beginning of period	42,781	36,473
Cash and cash equivalents and restricted cash, end of period	$31,322	$37,476

Non-cash investing and financing activities:
Leased assets obtained under new financing leases	8,790	954
Capital expenditures included in accounts payable and accrued liabilities	6,708	13,812
Financed insurance	—	407
Accrued dividends and dividend equivalents payable	33	322

The accompanying notes are an integral part of these consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements and critical minerals as well as the potential commercialization of coal-to-carbon-based products and materials.

Economic Conditions—Although conflicts overseas continue and global economic growth remains uncertain, supply constraints support the global metallurgical coal market overall. Ongoing bans on the import of Russian coal have affected the availability of supply to certain seaborne markets as well as contributed to volatility in coal prices.

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis and requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance. ASU 2023-07 is effective starting with Ramaco’s 2024 annual financial statements and on a quarterly basis thereafter. Retrospective application is required. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely occur upon adoption.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw coal	$14,227	$20,122
Saleable coal	21,902	12,013
Supplies	5,151	5,028
Total inventories	$41,280	$37,163

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Plant and equipment	$296,837	$290,060
Mining property and mineral rights	120,532	120,532
Construction in process	23,010	13,984
Capitalized mine development costs	178,171	174,260
Less: accumulated depreciation, depletion, and amortization	(152,297)	(139,745)
Total property, plant, and equipment, net	$466,253	$459,091

Depreciation, depletion, and amortization included:

	Three months ended March 31,
(In thousands)	2024	2023
Depreciation of plant and equipment	$8,821	$6,769
Amortization of right of use assets (finance leases)	2,493	1,881
Amortization and depletion of capitalized
mine development costs and mineral rights	3,906	3,202
Total depreciation, depletion, and amortization	$15,220	$11,852

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Revolving Credit Facility	$41,500	$42,500
Equipment loans	2,466	2,983
Senior Notes, net	33,412	33,296
Financing of Maben Coal acquisition	9,000	11,400
Total debt	$86,378	$90,179
Current portion of long-term debt	28,227	56,534
Long-term debt, net	$58,151	$33,645

Revolving Credit Facility—On February 15, 2023, the Company entered into the Second Amended and Restated Credit and Security Agreement, which includes KeyBank National Association (“KeyBank”) and multiple lending parties. This facility (the “Revolving Credit Facility”), which has a maturity date of February 15, 2026, provides an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million subject to certain terms and conditions, including lenders’ consent. The borrowing base at March 31, 2024 was $106.8 million based on eligible accounts receivable and inventory collateral and reserve requirements. The remaining availability under the Revolving Credit Facility at March 31, 2024, after $41.5 million of outstanding borrowings, was $65.3 million.

Revolving loans under the facility bear interest at either the base rate plus 1.50% or the Secured Overnight Financing Rate plus 2.00%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3%.

The terms of the facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5 million, as determined on a monthly basis, in a dedicated account as well as an additional $1 million in a separate dedicated account to assure future credit availability. At March 31, 2024, we were in compliance with all debt covenants under the Revolving Credit Facility.

Fair Value—The Company’s Senior Notes had an estimated fair value of approximately $35.4 million and $35.5 million at March 31, 2024 and December 31, 2023, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—Scheduled debt repayments to occur over the next twelve months from March 31, 2024 include $17.0 million of borrowings under the Revolving Credit Facility that were repaid shortly after the balance sheet date using funds from current operations, $9.0 million of Maben Coal acquisition financing shown above, and $2.2 million of equipment loans.

Other—Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at March 31, 2024 consisted of accrued compensation of $10.8 million and various other liabilities. Accrued liabilities at December 31, 2023 consisted of $14.6 million of accrued compensation and various other liabilities. The year-to-date decrease in Accrued liabilities was related primarily to the $5.7 million decrease in short-term dividends and dividend equivalents payable, which was driven by the payment of Class A common stock dividends accrued at year end 2023, and the $3.8 million decrease in accrued compensation, which was driven by annual bonus payments. These activities were offset partially by increases in various accrued payables during the quarter.

Self-Insurance—The Company is self-insured for certain losses relating to workers’ compensation claims and occupational disease obligations under the Federal Mine Safety and Health Act of 1969, as amended, as well as for employee medical expenses. The Company purchases insurance coverage to reduce its exposure to significant levels of these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using claims data and actuarial assumptions and, therefore, are subject to uncertainty due to a variety of factors.

The estimated aggregate liability for these items totaled $4.8 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $3.1 million at March 31, 2024 and December 31, 2023.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in other current assets on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at March 31, 2024 and December 31, 2023.

NOTE 6—EQUITY

Common Stock—On June 12, 2023, an amendment to the Company’s amended and restated certificate of incorporation was approved by shareholder vote to reclassify the Company’s existing common stock as shares of Class A common stock and create a separate Class B common stock.

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

The distribution of the Class B common stock provides existing holders of the Company’s common stock with an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially as part of the Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost bearing revenue streams based on the Company’s current expectations:

●	Royalty fees derived from the royalties associated with the Ramaco Coal and Amonate reserves, which we believe approximates 3% of Company-produced coal sales revenue excluding coal sales revenue from Knox Creek,
●	Infrastructure fees based on $5.00 per ton of coal processed at our preparation plants and $2.50 per ton of loaded coal at the Company’s rail load-out facilities, and
●	Future income derived, if and when realized, from advanced carbon products as well as rare earth elements and critical minerals initiatives.

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

Stock-Based Awards—Stock-based compensation expense totaled $4.7 million and $2.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively. During 2024, the Company granted new stock-based awards and modified certain awards previously granted as discussed below. New stock-based awards granted during the first quarter of 2024 were for Class A common stock. There were no Class B stock-based awards granted during the first quarter of 2024.

Restricted Stock—We granted 179,028 shares of Class A restricted stock to certain senior executives, key employees, and directors during the first quarter of 2024, having a grant-date fair value of $3.1 million. The aggregate fair value of the awards granted to employees was $2.5 million, which is recognized ratably as expense over the three-year service period unless forfeited. The aggregate fair value of restricted stock granted to directors was $0.6 million, which is recognized ratably as expense over one year unless forfeited. During the vesting period, the participants have voting rights and receive nonforfeitable dividends on the same basis as fully vested common stockholders.

Restricted Stock Units—We granted 302,699 Class A restricted stock units to certain senior executives and key employees during the first quarter of 2024, having a grant-date fair value of $17.58 per share. The aggregate fair value of these awards was $5.3 million, which is recognized ratably as expense over the three-year service period unless forfeited. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance Stock Units—We granted Class A performance stock units to certain senior executives and key employees during the first quarter of 2024. These awards cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units have the potential to be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance stock units are accounted for as awards with a market condition since vesting depends on total shareholder return relative to a group of peer companies. The target number of performance stock units granted during the first quarter of 2024, or 315,941 units, were valued relative to the total shareholder return of a peer group based on a Monte Carlo simulation, which resulted in a grant date fair value of $28.72 per unit. The aggregate fair value of these awards was $9.1 million, which is recognized ratably as expense over the three-year period.

Modification— The resignation of one of the Company’s executive officers and the separation agreement between the employee and the Company that occurred during the first quarter of 2024 resulted in a net charge to stock compensation expense of $1.2 million during the period. Incremental value of $1.8 million resulted from the continued equity vesting provision included in the separation agreement applicable to the employee’s restricted stock awards, which was recognized as expense. This amount was offset partially by the $0.6 million reversal of previously recognized compensation expense related to the pre-modified restricted stock award ($0.3 million) as well as the forfeiture of restricted stock units and performance stock units (collectively $0.3 million).

Dividends– On February 1, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.2416 per share of Class B common stock, which was paid on March 15, 2024 to shareholders of record on March 1, 2024 in the amount of $2.1 million. On December 6, 2023, the Company announced that the Board of Directors declared a cash dividend on Class A common stock of $0.1375 per share of Class A common stock, which was paid on March 15, 2024 to shareholders of record on March 1, 2024 in the amount of $6.1 million. Dividends of $6.0 million were accrued in December 2023 for the declaration of the Class A cash dividends. In addition, previously accrued dividend equivalents of $0.1 million were paid to employees who satisfied restricted stock unit service conditions during the first quarter of 2024.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at March 31, 2024 totaled approximately $30.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $6.8 million and $9.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March 31, 2024, the Company’s remaining commitments under take-or-pay arrangements totaled $30.7 million, the majority of which relates to a multi-year contract with a total remaining commitment of $19.4 million over the remaining four years. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of March 31, 2024, the Company has accrued a $1.4 million liability for the shortfall associated with the first year’s annual commitment in the multi-year contract, which is included in the total remaining commitment above. The accrued liability for the expected shortfall was $0.8 million at December 31, 2023.

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

The defendants fully paid during 2023 the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed.

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

Disaggregated information about Revenue is presented below:

	Three months ended March 31,
(In thousands)	2024	2023
Coal Sales
North American revenue	$54,173	$40,027
Export revenue, excluding Canada	118,503	126,333
Total revenue	$172,676	$166,360

Revenue for the first quarter of 2024 includes $0.9 million of additional revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of March 31, 2024, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $168 per ton, excluding freight, as well as 3.1 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 78% of the committed tons in 2024, 21% in 2025, and 1% in 2026. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended March 31, 2024, sales to two individual customers were 10% or more of our total revenue. Sales to these customers represented 19% and 11% of our total revenue during the period. For comparison purposes, during the three months ended March 31, 2023, sales to four individual customers exceeded 10% of total revenue and accounted for approximately 63% of our revenue. Three customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 26%, 15%, and 13% of the Company’s accounts receivable balance as of March 31, 2024.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was 21% and 18%, respectively. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

NOTE 10—EARNINGS PER SHARE

Earnings per share (“EPS”) is not presented retrospectively for periods prior to the issuance of the tracking stock as the tracking stock was not a part of the Company’s capital structure during those periods and the issuance of the tracking stock changes the common shareholders’ relative residual interest in the Company. Therefore, EPS is presented for the Company’s single class of common stock up to the time the tracking stock was issued and, subsequent to this date, EPS is presented prospectively under the two-class method.

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Three months ended March 31,
	2024	2023

Earnings attribution
Single class of common stock (through 6/20/2023)	$ N/A	$25,257
Class A common stock	(106)	—
Class A restricted stock awards	1	—
Class B common stock	2,032	—
Class B restricted stock awards	72	—
Forfeitable dividends declared on unvested stock-based awards	33	—
Net income	$2,032	$25,257

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Class A	Class B	Single Class
EPS calculations
Numerator
Net earnings (loss)	$(106)	$2,032	$25,257
Denominator
Weighted average shares used to compute basic earnings per share	42,496	8,508	44,281
Dilutive effect of stock option awards	—	96	411
Dilutive effect of restricted stock units	—	32	—
Dilutive effect of performance stock units	—	162	—
Weighted average shares used to compute diluted earnings per share	42,496	8,798	44,692

Earnings per common share (dual-class structure)
Basic	$(0.00)	$0.24	$0.57
Diluted	$(0.00)	$0.23	$0.57

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

For accounting purposes, Class B’s participation rights are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual dividends declared during the period for the tracking stock. However, during the first quarter of 2024, dividends declared by the Company were only for Class B common stock and were slightly in excess of consolidated net income for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. The end result was that Class A common stock was attributed a small net loss while Class B was attributed net earnings for the purpose of calculating EPS.

Diluted EPS is calculated using the treasury stock method for stock options and restricted stock units. For performance stock units, the awards are first evaluated under the contingently issuable shares guidance, which requires a determination as to whether shares would be issuable if the end of the reporting period were the end of the contingency period. For shares determined to be issuable under performance stock unit awards, the treasury stock method is then applied to determine the dilutive impact of the awards, if any. Unvested restricted stock awards are considered potential common shares as well as participating securities, as discussed previously, and are included in diluted EPS using the more dilutive of the treasury stock method or the two-class method. Since these awards share in dividends on a 1:1 basis with common shares, applying the treasury stock method is antidilutive compared to the basic EPS calculation that allocates earnings to participating securities under the two-class method discussed previously. In addition, the Company’s ability to convert Class B common shares into Class A common shares is a contingency that will not be reflected in the diluted EPS for Class A common stock under the if-converted method until such time that the required Board resolutions occur, if ever.

For the first quarter of 2024, diluted EPS for Class A common stock excluded all outstanding stock awards because of the allocation of the undistributed net loss discussed above, and, therefore, the inclusion of any potential common shares would be antidilutive. Excluded Class A common stock awards were 749 thousand options to purchase Class A common stock, 718 thousand restricted stock units, and 1,057 thousand performance stock units (at target). No potential common shares were excluded from the calculation of diluted EPS for Class B common stock.

Diluted EPS for the single class of common stock in the first quarter of 2023 excluded all outstanding restricted stock units (684 thousand units in total or 396 thousand units on a weighted average outstanding basis) because the effect would have been antidilutive. In addition, all outstanding performance stock units (767 thousand units at target) were excluded under the guidance for contingently issuable shares or, otherwise, because the effect would have been antidilutive.

NOTE 11—RELATED PARTY TRANSACTIONS

Ramaco Coal Deferred Purchase Price—A portion of the financing of the 2022 acquisition of Ramaco Coal was provided by Yorktown Partners, a related party. The Company incurred interest expense of $0.8 million for the three months ended March 31, 2023 related to the financing. The Company repaid the related-party financing debt in full during 2023. However, as of March 31, 2024, the Company still owed $0.1 million to Yorktown Partners related to the transaction, which is included in Accounts payable on the Consolidated Balance Sheet. This amount was adjusted downward during the first quarter of 2024 from the $0.4 million balance reported at December 31, 2023.

Other Professional Services—The Company has also entered into professional services agreements with two other related parties, which have been aggregated due to immateriality. Professional service fees incurred for these related parties were $71 thousand during the first quarter of 2024.

NOTE 12—SUBSEQUENT EVENTS

On May 8, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2376 per share of Class B common stock during the second quarter of 2024. The Class B dividend was calculated based on 20% of CORE royalty and infrastructure fees for the first quarter of 2024. Both dividends are payable on June 15, 2024 to shareholders of record on June 1, 2024.

On May 8, 2024, the Company announced that it entered into a First Amendment Agreement to the Revolving Credit Facility on May 3, 2024, in order to, among other things, extend the maturity date and increase the size of its existing Revolving Credit Facility. The amended facility has a maturity date of May 3,2029, and provides an initial aggregate revolving commitment of $200 million as well as an accordion feature to increase the size by an additional $75 million subject to certain terms and conditions, including the lenders’ consent. Borrowings under the amended facility may not exceed the borrowing base as determined under the amended formula included in the agreement.

Revolving loans under the facility bear interest at either the base rate plus 2.00% or the Secured Overnight Financing Rate plus 2.50%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.00%. The terms of the amended facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. Our development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements and critical minerals as well as the potential commercialization of coal-to-carbon-based products and materials.

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

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties, and global economic conditions. Coal consumption and production in the U.S. is driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts. In addition, blast furnace steelmaking is more prevalent outside the U.S. compared to domestic steel production, which creates demand for exports of metallurgical coal.

Although conflicts overseas continue and economic growth remains uncertain in some regions of the world, supply constraints continue to support the global metallurgical coal market overall, including markets in Asia. Ongoing bans on the import of Russian coal have affected the availability of supply to certain seaborne markets as well as contributed to volatility in prices.

During the first three months of 2024, we sold 0.9 million tons of coal and recognized $172.7 million of revenue. Of this amount, 31% was sold in North American markets, including Canada, and 69% was sold into export markets. During the same period of 2023, we sold 0.8 million tons of coal and recognized $166.4 million of revenue. Of this amount, 24% was sold in North American markets, including Canada, and 76% was sold into export markets. Sales into export markets, which often include index-based pricing, have greater exposure to variability in pricing. The Company’s exports have not been affected by the catastrophic bridge collapse in Baltimore, nor does the Company anticipate at this time any future effects, since all of the Company’s export throughput and shipments occur at other U.S. East Coast ports.

As of March 31, 2024, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $168 per ton, excluding freight, as well as 3.1 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 78% of these commitments in 2024, 21% in 2025, and 1% in 2026. Refer to Note 8 of Part I, Item 1 for additional information.

The Company continues to assess its potential rare earth elements deposit in Wyoming and is making progress in terms of initial mine development and related chemical testing. Analysis performed to date indicates elevated levels of rare earth elements along with significant concentrations of Gallium and Germanium, which are two high-value critical minerals recently banned from export by China. The rare earth elements exploration target is currently in an exploration stage and does not represent, and should not be construed to be, a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K. The Company also continues its work to advance new carbon product technologies with the goal of commercializing products that use coal in both an improved economic and environmental manner.

Results of Operations

	Three months ended March 31,
(In thousands, except per share amounts)	2024		2023

Revenue		$172,676	$166,360

Costs and expenses
Cost of sales (exclusive of items shown separately below)		139,713	110,549
Asset retirement obligations accretion		354	350
Depreciation, depletion, and amortization		15,220	11,852
Selling, general and administrative expenses		14,114	11,742
Total costs and expenses		169,401	134,493

Operating income		3,275	31,867

Other income (expense), net		629	1,247
Interest expense, net		(1,332)	(2,309)
Income before tax		2,572	30,805

Income tax expense		540	5,548

Net income		$2,032	$25,257

Earnings per common share
Basic - Single class (through 6/20/2023)	$	N/A	$0.57
Basic - Class A		$(0.00)	$—
Total		$(0.00)	$0.57

Basic - Class B		$0.24	$—

Diluted - Single class (through 6/20/23)	$	N/A	$0.57
Diluted - Class A		$(0.00)	$—
Total		$(0.00)	$0.57

Diluted - Class B		$0.23	$—

Adjusted EBITDA		$24,180	$48,253

During the three months ended March 31, 2024, our net income and Adjusted EBITDA were significantly lower compared to the same period in 2023. This was driven by lower margins on coal sales due to the negative impact of sales pricing and, to a lesser extent, higher per ton cost of sales as discussed below.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Coal sales information is summarized as follows:

	Three months ended March 31,
(In thousands)	2024	2023	Increase (Decrease)

Revenue:
Coal sales revenue	$172,676	$166,360	$6,316
Tons sold	929	757	172
Total revenue per ton sold (GAAP)	$186	$220	$(34)

Cost of Sales:
Cost of sales	$139,713	$110,549	$29,164
Tons sold	929	757	172
Total cost of sales per ton sold (GAAP)	$150	$146	$4

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Revenue. Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Coal sales revenue for the three months ended March 31, 2024 was $172.7 million, approximately 4% higher than the same period in 2023 driven by the 23% increase in tons sold offset partially by the negative impact of pricing. The 172 thousand increase in tons sold occurred in both North America (105 thousand tons) and export markets (67 thousand tons) and was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 15% from $220 per ton for the three months ended March 31, 2023 to $186 per ton for the three months ended March 31, 2024 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 17% from $188 per ton for the three months ended March 31, 2023 to $155 per ton for the three months ended March 31, 2024. Prices fell by approximately 20% in the metallurgical coal markets throughout the first quarter of 2024, the majority of which occurred in March, on the back of muted global demand. While the drop in pricing that occurred in March appears to have stabilized, we expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of sales totaled $139.7 million for the three months ended March 31, 2024 compared to $110.5 million for the same period in 2023. The 26% increase was driven by the increase in tons sold, as discussed above, and, to a lesser extent, the increase in the Company’s cost per ton sold. Cost of sales per ton sold increased 3% from $146 per ton for the three months ended March 31, 2023 to $150 per ton for the three months ended March 31, 2024. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, increased 8% from $109 per ton for the three months ended March 31, 2023 to $118 per ton for the three months ended March 31, 2024. First quarter of 2024 mine costs were impacted negatively by challenging geology and labor constraints, both of which are expected to improve throughout the second quarter and especially in the back half of 2024.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $15.2 million and $11.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative expenses were $14.1 million and $11.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The 20% increase in 2024 was primarily due to greater compensation-related expenses and spending for professional services consistent with the Company’s growth efforts.

Other income (expense), net. Other income, net was $0.6 million for the three months ended March 31, 2024 compared to $1.2 million for the same period in 2023.

Interest expense, net. Interest expense, net was $1.3 million for the three months ended March 31, 2024 compared to $2.3 million for the same period in 2023. The decrease in 2024 was largely due to the repayment in full of related-party debt in 2023 associated with the financing of the Ramaco coal acquisition. Interest expense related to this financing was $0.8 million in the first quarter of 2023.

Income tax expense. The effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was 21% and 18%, respectively. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings per share. Refer to Note 10 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Liquidity and Capital Resources

At March 31, 2024, we had $30.5 million of cash and cash equivalents and $65.3 million available under our Revolving Credit Facility for future borrowings. Total current assets were $34.1 million higher than total current liabilities, which included $17.0 million of revolver borrowings repaid during the first half of April 2024.

Significant sources and uses of cash during the first three months of 2024

Sources of cash:

●	Cash flows provided by operating activities were $25.2 million during the first quarter of 2024, which were driven primarily by net earnings adjusted for non-cash expenses related to depreciation, depletion, and amortization as well as stock-based compensation.

Uses of cash:

●	Capital expenditures were $18.7 million, which includes expenditures related to the preparation plant and expansion of our Maben complex. We anticipate the preparation plant at Maben to be fully operational before year-end 2024. The Company expects to spend approximately $53-63 million on capital expenditures for the full year 2024.
●	Cash outflows for financing activities totaled $18.0 million, which included:
o	net repayments of $3.9 million on our existing debt in addition to paying down equipment finance leases of $2.1 million and insurance financing of $1.8 million and
o	dividend payments of $8.3 million during the period, which includes $6.1 million for Class A common stock and $2.1 million for Class B common stock.

The Class B common stock dividend was calculated based on 20% of the fourth quarter 2023 CORE royalty and infrastructure fees as shown below. Refer to Note 6 of Part I, Item 1 for additional information regarding dividends.

	Three months ended March 31,	Three months ended December 31,
(In thousands)	2024	2023

Royalties
Ramaco Coal	$2,730	$3,276
Amonate Assets	1,312	722
Other	12	14
Total Royalties	$4,054	$4,012

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,475	$4,432
Rail Load-outs (Loading at $2.50/ton)	1,954	2,198
Total Infrastructure Fees (at $7.50/ton)	$6,429	$6,630

CORE Royalty and Infrastructure Fees	$10,483	$10,642

Total Cash Available for Dividend for Class B Common Stock	$10,483	$10,642

20% of Cash Available for Dividend for Class B Common Stock	$2,097	$2,128

On May 8, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2376 per share of Class B common stock during the second quarter of 2024. The Class B dividend was calculated based on 20% of CORE royalty and infrastructure fees for the first quarter of 2024 as shown above. Both dividends are payable on June 15, 2024 to shareholders of record on June 1, 2024.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, ongoing operating expenses, and deferred cash payments in connection with the Maben Coal acquisition. We expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under our revolving credit facility, and projected cash flows from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

On May 8, 2024, the Company announced that it entered into a First Amendment Agreement to the Revolving Credit Facility on May 3, 2024, in order to, among other things, extend the maturity date and increase the size of its existing Revolving Credit Facility. The amended facility has a maturity date of May 3,2029, and provides an initial aggregate revolving commitment of $200 million as well as an accordion feature to increase the size by an additional $75 million subject to certain terms and conditions, including the lenders’ consent. The amended facility provides the Company with additional flexibility to pursue further growth in production while meeting normal operating requirements.

Refer to Notes 4 and 12 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and the subsequently amended facility as well as indebtedness.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the first three months of 2024.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the first three months of 2024.

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

	Three months ended March 31,
(In thousands)	2024	2023
Reconciliation of Net Income to Adjusted EBITDA
Net income	$2,032	$25,257
Depreciation, depletion, and amortization	15,220	11,852
Interest expense, net	1,332	2,309
Income tax expense	540	5,548
EBITDA	19,124	44,966
Stock-based compensation	4,702	2,937
Accretion of asset retirement obligation	354	350
Adjusted EBITDA	$24,180	$48,253

Non-GAAP revenue per ton sold- Non-GAAP revenue per ton sold (FOB mine) is calculated as coal sales revenue less transportation revenues and demurrage, divided by tons sold. We believe revenue per ton sold (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to revenue under U.S. GAAP.

	Three months ended March 31,
(In thousands, except per ton amounts)	2024	2023

Revenue	$172,676	$166,360
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	(28,285)	(24,446)
Non-GAAP revenue (FOB mine)	$144,391	$141,914
Tons sold	929	757
Non-GAAP revenue per ton sold (FOB mine)	$155	$188

Refer to coal sales information for revenue per ton sold (GAAP) calculation

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold (FOB mine) is calculated as cash cost of sales less transportation costs, alternative mineral development costs, and idle mine costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control, and alternative mineral costs, which are more developmentally focused at the present time. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to cost of sales under U.S. GAAP.

	Three months ended March 31,
(In thousands, except per ton amounts)	2024	2023

Cost of sales	$139,713	$110,549
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(28,876)	(24,481)
Alternative mineral development costs	(1,135)	(980)
Idle mine costs	(237)	(2,559)
Non-GAAP cash cost of sales	$109,465	$82,529
Tons sold	929	757
Non-GAAP cash cost per ton sold (FOB mine)	$118	$109

Refer to coal sales information for cost per ton sold (GAAP) calculations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer, who serves as our principal executive officer, and chief financial officer, who serves as our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report as a result of the material weakness in internal control over financial reporting previously identified as described below.

Previously Reported Material Weakness

We previously identified a material weakness and concluded that our internal control over financial reporting was ineffective as of December 31, 2023. Based on that evaluation, management identified a material weakness related to a pervasive lack of sufficient documentation of accounting policies, procedures, and controls. This lack of sufficient documentation does not allow management to effectively assess its relevant risks and key controls to properly test for design and operating effectiveness. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

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

Changes in Internal Control over Financial Reporting

We are currently developing a plan of remediation to address the material weakness, as described above. Except as otherwise described herein, there were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Annual Report.

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

Item 6. Exhibits

10.1

Employment Separation Agreement, dated January 26, 2024, by and between the Company and Barkley J. Sturgill, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 1, 2024)

10.2

First Amendment Agreement, dated May 3, 2024, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender, amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on May 8, 2024)

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

RAMACO RESOURCES, INC.

May 9, 2024	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2024	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)