Form 10-Q
period 2024-06-30
Ramaco Resources, Inc.
filed 2024-08-08
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, the registrant had 43,728,727 and 8,718,991 outstanding shares of Class A and Class B common stock, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$27,571	$41,962
Accounts receivable	69,613	96,866
Inventories	52,396	37,163
Prepaid expenses and other	11,053	13,748
Total current assets	160,633	189,739
Property, plant, and equipment, net	474,516	459,091
Financing lease right-of-use assets, net	14,265	10,282
Advanced coal royalties	3,460	2,964
Other	6,354	3,760
Total Assets	$659,228	$665,836
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$47,863	$51,624
Accrued liabilities	58,021	52,225
Current portion of asset retirement obligations	110	110
Current portion of long-term debt	7,198	56,534
Current portion of financing lease obligations	7,145	5,456
Insurance financing liability	439	4,037
Total current liabilities	120,776	169,986
Asset retirement obligations, net	29,455	28,850
Long-term debt, net	42,155	349
Long-term financing lease obligations, net	7,506	4,915
Senior notes, net	33,529	33,296
Deferred tax liability, net	54,740	54,352
Other long-term liabilities	4,941	4,483
Total liabilities	293,102	296,231
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 43,728,727 at June 30, 2024 and 44,002,581 at December 31, 2023 shares issued and outstanding	437	440
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 8,718,991 at June 30, 2024 and 8,809,557 at December 31, 2023 shares issued and outstanding	87	88
Additional paid-in capital	276,734	277,133
Retained earnings	88,868	91,944
Total stockholders' equity	366,126	369,605
Total Liabilities and Stockholders' Equity	$659,228	$665,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per-share amounts	2024	2023	2024	2023

Revenue	$155,315	$137,469	$327,991	$303,829

Costs and expenses
Cost of sales (exclusive of items shown separately below)	122,770	99,199	262,483	209,748
Asset retirement obligations accretion	354	349	709	700
Depreciation, depletion, and amortization	15,879	13,556	31,098	25,407
Selling, general, and administrative	10,897	14,319	25,012	26,061
Total costs and expenses	149,900	127,423	319,302	261,916

Operating income	5,415	10,046	8,689	41,913

Other income (expense), net	2,522	2,495	3,151	3,742
Interest expense, net	(1,481)	(2,518)	(2,812)	(4,826)

Income before tax	6,456	10,023	9,028	40,829
Income tax expense	915	2,467	1,455	8,016
Net income	$5,541	$7,556	$7,573	$32,813

Earnings per common share *
Basic - Single class (through 6/20/2023)	$—	$0.14	$—	$0.71
Basic - Class A	$0.08	$0.03	$0.08	$0.03
Total	$0.08	$0.17	$0.08	$0.74

Basic - Class B	$0.18	$—	$0.42	$—

Diluted - Single class (through 6/20/2023)	$—	$0.14	$—	$0.70
Diluted - Class A	$0.08	$0.03	$0.08	$0.03
Total	$0.08	$0.17	$0.08	$0.73

Diluted - Class B	$0.18	$—	$0.41	$—

* Refer to Note 10 for earnings per common share calculations

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2024	$440	$88	$277,133	$91,944	$369,605
Stock-based compensation	4	—	4,698	—	4,702
Shares surrendered for withholding taxes payable	(1)	—	(1,869)	—	(1,870)
Cash dividends and dividend equivalents declared	—	—	—	(2,201)	(2,201)
Net income	—	—	—	2,032	2,032
Balance at March 31, 2024	443	88	279,962	91,775	372,268
Stock-based compensation	—	—	4,583	—	4,583
Cash dividends and dividend equivalents declared	—	—	—	(8,448)	(8,448)
Shares surrendered for withholding taxes payable	(6)	(1)	(7,811)	—	(7,818)
Net income	—	—	—	5,541	5,541
Balance at June 30, 2024	$437	$87	$276,734	$88,868	$366,126

Balance at January 1, 2023	$442	$—	$168,711	$140,045	$309,198
Stock-based compensation	3	—	2,934	—	2,937
Shares surrendered for withholding taxes payable	(1)	—	(114)	—	(115)
Adjustment to dividends previously declared	—	—	—	(354)	(354)
Net income	—	—	—	25,257	25,257
Balance at March 31, 2023	444	—	171,531	164,948	336,923
Stock-based compensation	—	—	3,568	—	3,568
Cash dividends and dividend equivalents declared	—	—	—	(5,734)	(5,734)
Stock dividend declared and distributed	—	89	102,831	(102,920)	—
Shares surrendered for withholding taxes payable	(5)	(1)	(5,202)	—	(5,208)
Net income	—	—	—	7,556	7,556
Balance at June 30, 2023	$439	$88	$272,728	$63,850	$337,105
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2024	2023
Cash flows from operating activities:
Net income	$7,573	$32,813
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	709	700
Depreciation, depletion, and amortization	31,098	25,407
Amortization of debt issuance costs	441	357
Stock-based compensation	9,285	6,505
Other	(18)	(1,936)
Deferred income taxes	388	6,620
Changes in operating assets and liabilities:
Accounts receivable	27,253	(17,799)
Prepaid expenses and other current assets	2,695	5,106
Inventories	(15,233)	(22,452)
Other assets and liabilities	(2,715)	(957)
Accounts payable	(5,390)	13,030
Accrued liabilities	3,516	2,184
Net cash provided by operating activities	59,602	49,578

Cash flows from investing activities:
Capital expenditures	(32,833)	(48,016)
Maben preparation plant capital expenditures	(7,302)	—
Other	152	4,182
Net cash used for investing activities	(39,983)	(43,834)

Cash flows from financing activities:
Proceeds from borrowings	96,500	77,500
Payment of dividends	(16,503)	(11,108)
Repayment of borrowings	(104,029)	(42,588)
Repayment of Ramaco Coal acquisition financing - related party	—	(20,000)
Repayments of insurance financing	(3,598)	(3,001)
Repayments of equipment finance leases	(4,510)	(3,098)
Shares surrendered for withholding taxes payable	(1,870)	(5,179)
Net cash used for financing activities	(34,010)	(7,474)

Net change in cash and cash equivalents and restricted cash	(14,391)	(1,730)
Cash and cash equivalents and restricted cash, beginning of period	42,781	36,473
Cash and cash equivalents and restricted cash, end of period	$28,390	$34,743

Non-cash investing and financing activities:
Leased assets obtained under new financing leases	8,789	7,874
Capital expenditures included in accounts payable and accrued liabilities	6,568	14,615
Financed insurance	—	406
Tax liability on shares surrendered by employees	7,818	144
Accrued dividends and dividend equivalents payable	297	504

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw coal	$14,411	$20,122
Saleable coal	32,594	12,013
Supplies	5,391	5,028
Total inventories	$52,396	$37,163

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Plant and equipment	$309,996	$290,060
Mining property and mineral rights	120,532	120,532
Construction in process	25,779	13,984
Capitalized mine development costs	182,894	174,260
Less: accumulated depreciation, depletion, and amortization	(164,685)	(139,745)
Total property, plant, and equipment, net	$474,516	$459,091

Depreciation, depletion, and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Depreciation of plant and equipment	$9,069	$7,661	$17,890	$14,428
Amortization of right of use assets (finance leases)	2,883	1,999	5,376	3,881
Amortization and depletion of capitalized
mine development costs and mineral rights	3,927	3,896	7,832	7,098
Total depreciation, depletion, and amortization	$15,879	$13,556	$31,098	$25,407

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Revolving Credit Facility	$42,000	$42,500
Equipment loans	753	2,983
Senior Notes, net	33,529	33,296
Financing of Maben Coal acquisition	6,600	11,400
Total debt	$82,882	$90,179
Current portion of long-term debt	7,198	56,534
Long-term debt, net	$75,684	$33,645

Revolving Credit Facility—On May 3, 2024, the Company entered into the First Amendment Agreement to the Second Amended and Restated Credit and Security Agreement, which includes KeyBank National Association (“KeyBank”) and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility (the “Revolving Credit Facility”) has a maturity date of May 3, 2029, and provides an initial aggregate revolving commitment of $200.0 million as well as an accordion feature to increase the size by an additional $75.0 million subject to certain terms and conditions, including lenders’ consent. Prior to the First Amendment Agreement, the facility had a maturity date of February 15, 2026, and an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million.

The borrowing base of the amended facility at June 30, 2024 was $85.7 million based on eligible accounts receivable and inventory collateral and reserve requirements. The remaining availability under the Revolving Credit Facility at June 30, 2024, after $42.0 million of outstanding borrowings, was $43.7 million.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At June 30, 2024, we were in compliance with all debt covenants under the Revolving Credit Facility.

Fair Value—The Company’s Senior Notes had an estimated fair value of approximately $35.4 million and $35.5 million at June 30, 2024 and December 31, 2023, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—The Company’s short-term debt at June 30, 2024 was comprised of $6.6 million of Maben Coal acquisition financing shown above, which has been repaid in full subsequent to the June 30, 2024 balance sheet date, and $0.6 million due under equipment loans. The Company’s short-term debt at December 31, 2023 was comprised of $42.5 million borrowed under the Revolving Credit Facility, which was repaid shortly after the December 31, 2023 balance sheet date using funds from current operations, $11.4 million of unpaid financing associated with the Maben Coal Acquisition, and $2.6 million due under equipment loans.

Other—Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at June 30, 2024 consisted of accrued compensation of $20.8 million and various other liabilities. Accrued liabilities at December 31, 2023 consisted of $14.6 million of accrued compensation and various other liabilities. The year-to-date increase of $5.8 million in Accrued liabilities was primarily related to the $7.8 million liability to taxing authorities for shares surrendered by employees at the vesting date to satisfy tax withholding obligations, which were paid by the Company shortly after the June 30, 2024 balance sheet date and are included in the accrued compensation total above. Short-term dividends and dividend equivalents payable decreased $5.6 million during the year, which was driven by the payment of Class A common stock dividends accrued at year end 2023. However, this activity was offset by increases in various accrued liabilities during the year.

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

The estimated aggregate liability for these items totaled $4.7 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $3.0 million and $3.1 million at June 30, 2024 and December 31, 2023, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in other current assets on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at June 30, 2024 and December 31, 2023.

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

The Company has paid dividends equal to 20% of the total fees above; however, any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors.

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

The initial distribution of the tracking stock was recorded as a stock dividend at fair value, which was estimated to be $11.00 per share based on the closing price of Class B shares on the first day of regular-way trading. The effect of the equity restructuring was a $102.9 million reduction in retained earnings and an increase of $102.9 million to Class B common stock and additional paid-in capital during the second quarter of 2023. Outstanding stock-based awards were reclassified to Class A common stock as part of the equity restructuring. In addition, pursuant to the terms of the Company’s outstanding stock-based awards, equitable adjustments were made in accordance with such terms based on the same factor of 0.2 for every outstanding award. Since there were no changes in fair value, vesting conditions, or award classification, no incremental compensation expense resulted.

Stock-Based Awards—Stock-based compensation expense totaled $4.6 million and $3.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Stock-based compensation expense totaled $9.3 million and $6.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. During 2024, the Company granted new stock-based awards and modified certain awards previously granted as discussed below. New stock-based awards granted during the first six months of 2024 were for Class A common stock, all of which were granted in the first quarter of 2024. There were no Class B stock-based awards granted during the first six months of 2024.

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

Restricted Stock Units (“RSUs”)—We granted 302,699 Class A restricted stock units to certain senior executives and key employees during the first quarter of 2024, having a grant-date fair value of $17.58 per share. The aggregate fair value of these awards was $5.3 million, which is recognized ratably as expense over the three-year service period unless forfeited. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance Stock Units (“PSUs”)—We granted Class A performance stock units to certain senior executives and key employees during the first quarter of 2024. These awards cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units may be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

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

Dividends–On December 6, 2023, the Company announced that the Board of Directors declared a cash dividend on Class A common stock of $0.1375 per share of Class A common stock, which was paid on March 15, 2024 to shareholders of record on March 1, 2024 in the amount of $6.1 million. Dividends of $6.0 million were accrued in December 2023 for the declaration of the Class A cash dividends. In addition, previously accrued dividend equivalents of $0.1 million were paid to employees who satisfied restricted stock unit service conditions during the first quarter of 2024. On February 1, 2024, the Company announced that the Board of Directors declared a cash dividend of $0.2416 per share of Class B common stock, which was paid on March 15, 2024 to shareholders of record on March 1, 2024 in the amount of $2.1 million. On May 8, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2376 per share of Class B common stock during the second quarter of 2024. The Class B dividend was calculated based on 20% of CORE royalty and infrastructure fees for the first quarter of 2024. Dividends for Class A and Class B common stock were paid on June 15, 2024 to shareholders of record on June 1, 2024, in the amount of $6.1 million and $2.1 million, respectively, bringing the total cash dividends paid for the six months ended June 30, 2024 to $16.5 million.

On December 8, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.125 per share of common stock. Estimated dividends of $5.5 million were accrued in December 2022 and were paid on March 15, 2023 to shareholders of record on March 1, 2023 in the amount of $5.6 million. Cash dividends in the amount of $5.6 million, or approximately $0.125 per share of common stock, were paid on June 15, 2023, to shareholders of record on June 1, 2023, bringing the total cash dividends paid for the six months ended June 30, 2023 to $11.1 million.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at June 30, 2024 totaled approximately $30.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $6.3 million and $7.0 million for the three months ended June 30, 2024 and June 30, 2023, and $13.0 million and $16.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of June 30, 2024, the Company’s remaining commitments under take-or-pay arrangements totaled $25.6 million, the majority of which relates to a multi-year contract with a total remaining commitment of $19.2 million over the remaining four years. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of June 30, 2024, the Company has an accrued liability of $0.5 million related to the volume shortfall associated with the first year’s annual commitment in the multi-year contract, which is in addition to the total remaining commitment above. The accrued liability for the expected shortfall was $0.8 million at December 31, 2023.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. Losses related to such contingencies are accrued when/if loss is probable and the amount is reasonably estimable. No losses have been accrued in the consolidated financial statements with respect to such matters. Losses from certain injury-related matters are reasonably possible of occurring; however, an estimate of the possible range of loss cannot be made at this time as such litigation has not yet progressed sufficiently through discovery and development of important facts and legal issues.

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

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million contract damages verdict. The court further determined that we are entitled to attorney’s fees in an amount to be determined on remand. Finally, the court held that we are entitled to Hayseeds damages for wrongful denial of the claim but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition of Rehearing and Rehearing En Banc with the Fourth Circuit. The petition was denied by order dated August 15, 2023. On August 29, 2023, the court clarified that the amount of attorney’s fees to be determined on remand included appellate fees. On September 8, 2023, the court entered its amended judgment, which awarded post-judgment interest on the previously awarded and reinstated verdict related to contract (compensatory) damages and the Fourth Circuit thereafter issued its mandate on October 2, 2023. The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. The Court is currently considering whether the new trial will include potential recovery for the net economic loss resulting from the insurer’s wrongful denial of the claim.

The defendants fully paid during 2023 the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. On April 24, 2024, the Court stated Ramaco is entitled to attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial. Regarding the court’s determination and award of attorney’s fees, the Company accrued a loss recovery asset of approximately $3.1 million during the second quarter of 2024. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based on the developments above.

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

Disaggregated information about Revenue is presented below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Coal Sales
North American revenue	$55,342	$53,401	$109,515	$93,428
Export revenue, excluding Canada	99,973	84,068	218,476	210,401
Total revenue	$155,315	$137,469	$327,991	$303,829

Revenue for the three months and six months ended June 30, 2024 includes $0.3 million and $1.1 million, respectively, of additional revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of June 30, 2024, the Company had outstanding performance obligations of approximately 1.0 million tons for contracts with fixed sales prices averaging $165 per ton, excluding freight, as well as 2.4 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 62% of the committed tons in 2024, 37% in 2025, and 1% in 2026. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended June 30, 2024, sales to three individual customers were 10% or more of our total revenue. Sales to these customers represented 11%, 10%, and 10% of our total revenue during the three-month period. During the six months ended June 30, 2024, sales to three individual customers were 10% or more of our total revenue. Sales to these customers represented 13%, 10%, and 10% of our total revenue during the six-month period. For comparison purposes, during the three months ended June 30, 2023, sales to two individual customers were 10% or more of our total revenue and accounted for approximately 35%, collectively, of our total revenue. During the six months ended June 30, 2023, sales to four individual customers were 10% or more of our total revenue and accounted for approximately 49%, collectively, of our total revenue. Three customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 23%, 20%, and 19% of the Company’s accounts receivable balance as of June 30, 2024.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2024 and June 30, 2023 was 26.3% and 24.6%, respectively, excluding the impact of discrete items. Our effective tax rate for the six months ended June 30, 2024 and June 30, 2023, excluding discrete items, was 24.5% and 19.6%, respectively. Discrete items of $0.8 million were recognized during the three months and six months ended June 30, 2024 related to excess tax benefits on share-based awards. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

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

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Earnings attribution
Single class of common stock (through 6/20/2023) *	$ N/A	$6,125	$ N/A	$31,382
Class A common stock	3,435	1,326	3,329	1,326
Class A restricted stock awards	229	105	230	105
Class B common stock	1,541	—	3,573	—
Class B restricted stock awards	71	—	143	—
Forfeitable dividends declared on unvested stock-based awards	265	—	298	—
Net income	$5,541	$7,556	$7,573	$32,813

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation

	Three months ended June 30, 2024		Six months ended June 30, 2024
	Class A	Class B	Class A	Class B
2024 EPS calculations
Numerator
Net earnings (loss)	$3,435	$1,541	$3,329	$3,573
Denominator
Weighted average shares used to compute basic earnings per share	42,603	8,530	42,549	8,519
Dilutive effect of stock option awards	517	91	542	93
Dilutive effect of restricted stock units	192	26	228	29
Dilutive effect of performance stock units	848	148	917	156
Weighted average shares used to compute diluted earnings per share	44,160	8,795	44,236	8,797

Earnings per common share (dual-class structure)
Basic	$0.08	$0.18	$0.08	$0.42
Diluted	$0.08	$0.18	$0.08	$0.41

	Apr. 1 - June 20, 2023	Jan. 1 - June 20, 2023	June 21 - June 30, 2023
	Q2 2023 Single Class	YTD 2023 Single Class	Class A	Class B
2023 EPS calculations (single class of common stock through 6/20/2023)
Numerator
Net earnings	$6,125	$31,382	$1,326	$—
Denominator
Weighted average shares used to compute basic earnings per share	44,414	44,344	41,123	8,225
Dilutive effect of stock option awards	350	381	326	93
Dilutive effect of restricted stock units	—	—	39	32
Dilutive effect of performance stock units	55	27	224	82
Weighted average shares used to compute diluted earnings per share	44,819	44,752	41,712	8,432

Earnings per common share (single class of common stock)
Basic	$0.14	$0.71	$0.03	$—
Diluted	$0.14	$0.70	$0.03	$—

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

For accounting purposes, Class B’s participation rights are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual dividends declared during the period for the tracking stock. However, during the three months and six months ended June 30, 2024, dividends declared by the Company were in excess of consolidated net income for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. For the six months ended June 30, 2024, two dividends were declared during the six-month period for Class B common stock while only one dividend was declared during the six-month period for Class A common stock, which contributed to Class B common stock being attributed a greater portion of the Company’s net income than Class A common stock for the six-month 2024 calculations.

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

For the three months and six months ended June 30, 2024, diluted EPS for Class A common stock excluded the RSUs and PSUs granted in the first quarter of 2024, as discussed in Note 6, because the effect would have been antidilutive. No potential common shares were excluded from the calculation of diluted EPS for Class B common stock.

Diluted EPS for the single class of common stock in the second quarter and year-to-date periods through June 20, 2023 excluded all outstanding restricted stock units, 684 thousand units in total, because the effect would have been antidilutive. In addition, diluted EPS for the second quarter and year-to-date periods through June 20, 2023 excluded outstanding performance stock units originally granted in 2022, 249 thousand units at target, based on the guidance for contingently issuable shares.

For the period from June 21 through June 30, 2023, diluted EPS for Class A common stock excluded 166 thousand RSUs because the effect would have been antidilutive. Class A diluted EPS for this period also excluded outstanding performance stock units originally granted in 2022, 249 thousand units at target, based on the guidance for contingently issuable shares. For the period from June 21 through June 30, 2023, diluted EPS for Class B common stock excluded certain performance stock units, 50 thousand at target, based on the guidance for contingently issuable shares guidance.

NOTE 11—RELATED PARTY TRANSACTIONS

Ramaco Coal Deferred Purchase Price—A portion of the financing of the 2022 acquisition of Ramaco Coal was provided by Yorktown Partners, a related party. The Company incurred interest expense of $0.6 million and $1.3 million for the three months and six months ended June 30, 2023, respectively, related to the financing. The Company repaid the related-party financing debt in full during 2023. No further amounts are owed to Yorktown Partners related to this matter.

Other Professional Services—The Company has also entered into professional services agreements with three other related parties, which have been aggregated due to immateriality. Professional service fees incurred for these related parties were approximately $124 thousand during the six months ended June 30, 2024, the majority of which were incurred in the first quarter of 2024.

NOTE 12—SUBSEQUENT EVENTS

On July 2, 2024, the Company received reimbursement from a third-party service provider in the amount of $2.2 million for recovery of demurrage previously recognized by the Company for certain of its contracts with customers and other miscellaneous matters. This amount was accrued as a loss recovery asset in the second quarter of 2024 as recovery was deemed probable of occurring at the reporting date based on negotiations with the service provider.

On August 7, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2246 per share of Class B common stock during the third quarter of 2024. The Class B dividend was calculated based on 20% of CORE royalty and infrastructure fees for the second quarter of 2024. Both dividends are payable on September 13, 2024 to shareholders of record on August 30, 2024.

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

Global metallurgical coal markets have softened in 2024 due to constrained economic growth in some regions of the world and continued conflict overseas. The global steel market has experienced slower growth, especially in China, despite modest strength in certain places such as India. The lack of demand in China’s traditional real estate and infrastructure sectors has led to lower use of steel in Chinese domestic markets and elevated levels of Chinese steel exports, which have negatively affected pricing in the Company’s traditional markets, including the U.S. and Europe, due to its impact on domestic steel producers. Longer term, the Company believes that limited global investment in new coking coal production capacity and an eventual return to economic growth will support coking coal markets overall.

During the first six months of 2024, we sold 1.8 million tons of coal and recognized $328.0 million of revenue. Of this amount, 33% of our revenue was from sales into North American markets, including Canada, and 67% of our revenue was from sales into export markets. During the same period of 2023, we sold 1.5 million tons of coal and recognized $303.8 million of revenue, of which 31% was from sales into North American markets, including Canada, and 69% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing. The Company’s exports have not been affected by the catastrophic bridge collapse in Baltimore that occurred earlier in 2024, nor does the Company anticipate at this time any future effects, since all of the Company’s export throughput and shipments occur at other U.S. East Coast ports.

As of June 30, 2024, the Company had outstanding performance obligations of approximately 1.0 million tons for contracts with fixed sales prices averaging $165 per ton, excluding freight, as well as 2.4 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 62% of these commitments in the second half of 2024. Refer to Note 8 of Part I, Item 1 for additional information.

The Company continues to assess its potential rare earth and critical minerals deposit in Wyoming and is making progress in terms of initial mine development and related chemical, metallurgical, and mineralogy testing. Analysis performed to date indicates elevated levels of rare earth elements along with significant concentrations of critical minerals Gallium and Germanium. The Company expects to complete its techno economic analysis of the overall commercial aspects of the opportunity later this year and anticipates constructing a demonstration processing facility in 2025. Our rare earth elements exploration target is currently in an exploration stage and does not represent, and should not be construed to be, a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K. The Company also continues its work to advance new carbon product technologies with the goal of commercializing products that use coal in both an improved economic and environmental manner.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023

Revenue	$155,315	$137,469	$327,991	$303,829

Costs and expenses
Cost of sales (exclusive of items shown separately below)	122,770	99,199	262,483	209,748
Asset retirement obligations accretion	354	349	709	700
Depreciation, depletion, and amortization	15,879	13,556	31,098	25,407
Selling, general and administrative expenses	10,897	14,319	25,012	26,061
Total costs and expenses	149,900	127,423	319,302	261,916

Operating income	5,415	10,046	8,689	41,913

Other income (expense), net	2,522	2,495	3,151	3,742
Interest expense, net	(1,481)	(2,518)	(2,812)	(4,826)
Income before tax	6,456	10,023	9,028	40,829

Income tax expense	915	2,467	1,455	8,016

Net income	$5,541	$7,556	$7,573	$32,813

Earnings per common share
Basic - Single class (through 6/20/2023)	$—	$0.14	$—	$0.71
Basic - Class A	$0.08	$0.03	$0.08	$0.03
Total	$0.08	$0.17	$0.08	$0.74

Basic - Class B	$0.18	$—	$0.42	$—

Diluted - Single class (through 6/20/23)	$—	$0.14	$—	$0.70
Diluted - Class A	$0.08	$0.03	$0.08	$0.03
Total	$0.08	$0.17	$0.08	$0.73

Diluted - Class B	$0.18	$—	$0.41	$—

Adjusted EBITDA	$28,798	$30,014	$52,978	$78,267

Net income and Adjusted EBITDA for the three months and six months ended June 30, 2024 were impacted by the softening of global metallurgical coal markets. Margins on coal sales declined compared to the same periods in 2023 driven by the decrease in metallurgical coal price indices, which was due to a variety of macroeconomic factors including the continued Chinese oversupply of steel into a muted and slowing global economic environment.

Coal sales information is summarized as follows:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)

Revenue	$155,315	$137,469	$17,846	$327,991	$303,829	$24,162
Tons sold	915	715	200	1,843	1,472	371
Total revenue per ton sold (GAAP basis)	$170	$192	$(22)	$178	$206	$(28)

Cost of sales	$122,770	$99,199	$23,571	$262,483	$209,748	$52,735
Tons sold	915	715	200	1,843	1,472	371
Total cost of sales per ton sold (GAAP basis)	$134	$139	$(5)	$142	$143	$(1)

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue. Coal sales revenue for the three months ended June 30, 2024 was $155.3 million, approximately 13% higher than the same period in 2023 driven by the 28% increase in tons sold offset partially by the negative impact of pricing. The increase in tons sold occurred primarily in export markets, with export volumes increasing by 39% and North America volumes increasing by 10%, and was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 11% from $192 per ton for the three months ended June 30, 2023 to $170 per ton for the three months ended June 30, 2024 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 13% from $165 per ton for the three months ended June 30, 2023 to $143 per ton for the three months ended June 30, 2024. The decrease in the Company’s revenue per ton sold measures was due to the decrease in U.S. and worldwide metallurgical coal price indices as indices continued to fall in the second quarter of 2024 due to the macroeconomic conditions discussed above. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales for the three months ended June 30, 2024 was $122.8 million, approximately 24% higher than the same period in 2023 driven by the increase in tons sold discussed above. Cost of sales per ton sold decreased 4% from $139 per ton for the three months ended June 30, 2023 to $134 per ton for the three months ended June 30, 2024. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 2% from $110 per ton for the three months ended June 30, 2023 to $108 per ton for the three months ended June 30, 2024. Mine costs for the second quarter of 2024 benefited from efficiencies gained from increased production versus the same period in 2023.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $15.9 million and $13.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $10.9 million and $14.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively. The $3.4 million decrease in 2024 was primarily due to the $3.1 million benefit accrued for the probable recovery of attorney fees related to the silo failure litigation developments, as discussed in Note 7 of Part I, Item 1, which is not indicative of future SG&A expenses.

Other income (expense), net. Other income, net was $2.6 million for the three months ended June 30, 2024, which was primarily related to $2.2 million recovery of previously incurred demurrage and other transportation-related matters. Other income, net was $2.5 million for the same period in 2023, which was primarily due to $1.9 million of insurance proceeds received in excess of the Berwind ignition recovery asset accrued in 2022. These activities are not indicative of future results.

Interest expense, net. Interest expense, net was $1.5 million for the three months ended June 30, 2024 compared to $2.5 million for the same period in 2023. The decrease in 2024 was largely due to the repayment in full of related-party debt in 2023 associated with the financing of the acquisition of Ramaco Coal from Yorktown Partners. Interest expense related to this financing was $0.6 million in the second quarter of 2023.

Income tax expense. The effective tax rate for the three months ended June 30, 2024 and June 30, 2023 was 26.3% and 24.6%, respectively, excluding the $0.8 million favorable impact of discrete items. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings per share. Refer to Note 10 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue. Coal sales revenue for the six months ended June 30, 2024 was $328.0 million, approximately 8% higher than the same period in 2023 driven by the 25% increase in tons sold offset partially by the negative impact of pricing. The increase in tons sold occurred in both North America and export markets, with North America volumes increasing by 27% and export volumes increasing by 24%, and was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 14% from $206 per ton for the six months ended June 30, 2023 to $178 per ton for the six months ended June 30, 2024 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 15% from $176 per ton for the six months ended June 30, 2023 to $149 per ton for the six months ended June 30, 2024. U.S. coal price indices have fallen by roughly 25% on a year-to-date basis driven by the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales totaled $262.5 million for the six months ended June 30, 2024 compared to $209.7 million for the same period in 2023. The 25% increase was driven by the increase in tons sold, as discussed directly above. Cost of sales per ton sold decreased 1% from $143 per ton for the six months ended June 30, 2023 to $142 per ton for the six months ended June 30, 2024. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, increased 3% from $110 per ton for the six months ended June 30, 2023 to $113 per ton for the six months ended June 30, 2024. Mine costs for 2024 were impacted negatively by challenging geology and labor constraints in the first quarter of 2024 but improved during the second quarter of 2024 as discussed previously.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $31.1 million and $25.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase year-to-year occurred across all asset types and was driven by the Company’s initiative to grow production.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $25.0 million and $26.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease in 2024 is due to the $3.1 million benefit accrued for the probable recovery of attorney fees related to the silo failure litigation developments, as discussed in Note 7 of Part I, Item 1, which is not indicative of future SG&A expenses.

Other income (expense), net. Other income, net was $3.2 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are related mostly to the recovery in 2024 of previously incurred demurrage and other transportation-related matters and insurance proceeds received in 2023 for the Berwind ignition event as previously discussed in the analysis of second quarter results above.

Interest expense, net. Interest expense, net was $2.8 million for the six months ended June 30, 2024 compared to $4.8 million for the same period in 2023. The decrease in 2024 was largely due to the repayment in full of related-party debt in 2023 associated with the financing of the acquisition of Ramaco Coal from Yorktown Partners. Interest expense related to this financing totaled $1.3 million in the first half of 2023.

Income tax expense. The effective tax rate for the six months ended June 30, 2024 and June 30, 2023 was 24.5% and 19.6%, respectively, excluding the $0.8 million favorable impact of discrete items. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings per share. Refer to Note 10 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Liquidity and Capital Resources

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

On May 3, 2024, the Company entered into the First Amendment Agreement to the Second Amended and Restated Credit and Security Agreement in order to, among other things, extend the maturity date and increase the size of its existing Revolving Credit Facility. The amended facility has a maturity date of May 3, 2029, and provides an initial aggregate revolving commitment of $200 million as well as an accordion feature to increase the size by an additional $75 million subject to certain terms and conditions, including the lenders’ consent. The amended facility provides the Company with additional flexibility to pursue further growth in production while meeting normal operating requirements. The terms of the amended facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. Borrowings under the amended facility may not exceed the borrowing base as determined under the amended formula included in the agreement.

At June 30, 2024, we had $27.6 million of cash and cash equivalents and $43.7 million available under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $160.6 million and were in excess of total current liabilities by $39.9 million as of the balance sheet date.

Significant sources and uses of cash during the first six months of 2024

Sources of cash:

●	Cash flows provided by operating activities were $59.6 million during the first six months of 2024, which were driven primarily by net earnings adjusted for non-cash expenses related to depreciation, depletion, and amortization as well as stock-based compensation.

Uses of cash:

●	Capital expenditures totaled $40.1 million, including expenditures related to the preparation plant and expansion of our Maben complex. Capital expenditures for the Maben preparation plant totaled $7.3 million, including approximately $3 million for the initial purchase of the plant. We anticipate the preparation plant at Maben to be fully operational before year-end 2024, which should reduce trucking costs at the complex. The Company anticipates capital expenditures to decline in the second half of 2024 as growth capital expenditures associated with our Ram 3 surface/highwall and Stonecoal Alma mines have already occurred.
●	Cash outflows for financing activities totaled $34.0 million, which included:
o	net repayments of $15.6 million on our existing debt, finance leases, and insurance financing and
o	dividend payments of $16.5 million, which includes $12.2 million for Class A common stock and $4.2 million for Class B common stock.

The Class B common stock dividends were calculated based on 20% of the previous quarter’s CORE royalty and infrastructure fees as shown below. Refer to Note 6 of Part I, Item 1 for additional information regarding dividends.

	Three months ended June 30,	Three months ended March 31,	Three months ended December 31,
(In thousands)	2024	2024	2023

Royalties
Ramaco Coal	$2,433	$2,730	$3,276
Amonate Assets	1,099	1,312	722
Other	13	12	14
Total Royalties	$3,545	$4,054	$4,012

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,314	$4,475	$4,432
Rail Load-outs (Loading at $2.50/ton)	1,933	1,954	2,198
Total Infrastructure Fees (at $7.50/ton)	$6,247	$6,429	$6,630

CORE Royalty and Infrastructure Fees	$9,792	$10,483	$10,642

Total Cash Available for Dividend for Class B Common Stock	$9,792	$10,483	$10,642

20% of Cash Available for Dividend for Class B Common Stock	$1,958	$2,097	$2,128

On August 7, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2246 per share of Class B common stock during the third quarter of 2024. The Class B dividend was calculated based on 20% of CORE royalty and infrastructure fees for the second quarter of 2024. Both dividends are payable on September 13, 2024 to shareholders of record on August 30, 2024. The Company anticipates declaring similar cash dividends on a quarterly basis in future periods; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

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

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and indebtedness.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the first six months of 2024.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the first six months of 2024.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation expense; depreciation, depletion, and amortization expenses; income taxes; accretion of asset retirement obligations; and, when applicable, certain non-operating expenses (e.g., income tax penalties and charitable contributions). A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Reconciliation of Net Income to Adjusted EBITDA
Net income	$5,541	$7,556	$7,573	$32,813
Depreciation, depletion, and amortization	15,879	13,556	31,098	25,407
Interest expense, net	1,481	2,518	2,812	4,826
Income tax expense	915	2,467	1,455	8,016
EBITDA	23,816	26,097	42,938	71,062
Stock-based compensation	4,583	3,568	9,285	6,505
Other	45	—	46	—
Accretion of asset retirement obligation	354	349	709	700
Adjusted EBITDA	$28,798	$30,014	$52,978	$78,267

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

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)

Revenue	$155,315	$137,469	$17,846	$327,991	$303,829	$24,162
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	(24,218)	(19,731)	(4,487)	(52,503)	(44,177)	(8,326)
Non-GAAP revenue (FOB mine)	$131,097	$117,738	$13,359	$275,488	$259,652	$15,836
Tons sold	915	715	200	1,843	1,472	371
Non-GAAP revenue per ton sold (FOB mine)	$143	$165	$(22)	$149	$176	$(27)

Refer to coal sales information for revenue per ton sold (GAAP basis) calculations

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

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)

Cost of Sales:	$122,770	$99,199	$23,571	$262,483	$209,748	$52,735
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(22,872)	(19,732)	(3,140)	(51,748)	(44,213)	(7,535)
Alternative mineral development costs	(1,124)	(570)	(554)	(2,255)	(1,546)	(709)
Idle mine costs	(305)	-	(305)	(543)	(2,559)	2,016
Non-GAAP cash cost of sales	$98,469	$78,897	$19,572	$207,937	$161,430	$46,507
Tons sold	915	715	200	1,843	1,472	371
Non-GAAP cash cost per ton sold (FOB mine)	$108	$110	$(2)	$113	$110	$3

Refer to coal sales information for cost per ton sold (GAAP basis) calculations

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

Remediation Plan

We have begun developing a plan of remediation to address this material weakness, which will include assessing, redesigning, and implementing modifications of our internal controls. We will not be able to fully remediate this material weakness until these steps have been completed and subsequent validation and testing of these internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles. Once the remediation plan is fully developed, we will be implementing process, control, and documentation improvements to address the above material weakness that include, but are not limited to, designing and implementing specific management review procedures to ensure completeness and accuracy of key financial and non-financial data utilized in our business; and implementing improved policies, procedures, and control activities over key financial data to ensure accuracy and completeness of this data as used in the aforementioned management review procedures.

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

Item 6. Exhibits

3.1	Second Amended and Restated Bylaws, dated August 5, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2024)

10.1

First Amendment Agreement, dated May 3, 2024, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender, amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2024)

10.2

Ramaco Resources, Inc. Change in Control Severance Plan, effective as of July 9, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2024)

*31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	Inline XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RAMACO RESOURCES, INC.

August 8, 2024	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 8, 2024	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)