Form 10-Q
period 2024-09-30
Ramaco Resources, Inc.
filed 2024-11-08
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, the registrant had 43,797,444 and 8,731,851 outstanding shares of Class A and Class B common stock, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$22,864	$41,962
Accounts receivable	62,905	96,866
Inventories	53,051	37,163
Prepaid expenses and other	7,853	13,748
Total current assets	146,673	189,739
Property, plant, and equipment, net	476,748	459,091
Financing lease right-of-use assets, net	12,014	10,282
Advanced coal royalties	3,884	2,964
Other	6,076	3,760
Total Assets	$645,395	$665,836
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$53,783	$51,624
Accrued liabilities	48,378	52,225
Current portion of asset retirement obligations	110	110
Current portion of long-term debt	383	56,534
Current portion of financing lease obligations	6,134	5,456
Insurance financing liability	—	4,037
Total current liabilities	108,788	169,986
Asset retirement obligations, net	31,325	28,850
Long-term debt, net	43,141	349
Long-term financing lease obligations, net	6,684	4,915
Senior notes, net	33,646	33,296
Deferred tax liability, net	54,573	54,352
Other long-term liabilities	5,414	4,483
Total liabilities	283,571	296,231
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 43,797,444 at September 30, 2024 and 44,002,581 at December 31, 2023 shares issued and outstanding	438	440
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 8,731,851 at September 30, 2024 and 8,809,557 at December 31, 2023 shares issued and outstanding	87	88
Additional paid-in capital	281,079	277,133
Retained earnings	80,220	91,944
Total stockholders' equity	361,824	369,605
Total Liabilities and Stockholders' Equity	$645,395	$665,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per-share amounts	2024	2023	2024	2023

Revenue	$167,411	$186,966	$495,403	$490,795

Costs and expenses
Cost of sales (exclusive of items shown separately below)	134,731	144,635	397,214	354,383
Asset retirement obligations accretion	354	349	1,063	1,049
Depreciation, depletion, and amortization	17,811	14,443	48,909	39,850
Selling, general, and administrative	12,921	11,458	37,932	37,519
Total costs and expenses	165,817	170,885	485,118	432,801

Operating income	1,594	16,081	10,285	57,994

Other income (expense), net	(76)	11,333	3,075	15,076
Interest expense, net	(1,696)	(2,447)	(4,509)	(7,274)

Income (loss) before tax	(178)	24,967	8,851	65,796
Income tax expense	61	5,505	1,517	13,521
Net income (loss)	$(239)	$19,462	$7,334	$52,275

Earnings (loss) per common share *
Basic - Single class (through 6/20/2023)	$—	$—	$—	$0.71
Basic - Class A	$(0.03)	$0.41	$0.05	$0.44
Total	$(0.03)	$0.41	$0.05	$1.15

Basic - Class B	$0.06	$0.17	$0.48	$0.17

Diluted - Single class (through 6/20/2023)	$—	$—	$—	$0.70
Diluted - Class A	$(0.03)	$0.40	$0.05	$0.44
Total	$(0.03)	$0.40	$0.05	$1.14

Diluted - Class B	$0.06	$0.16	$0.46	$0.16

* Refer to Note 10 for earnings per common share calculations

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2024	$440	$88	$277,133	$91,944	$369,605
Stock-based compensation	4	—	4,698	—	4,702
Shares surrendered for withholding taxes payable	(1)	—	(1,869)	—	(1,870)
Cash dividends and dividend equivalents declared	—	—	—	(2,201)	(2,201)
Net income	—	—	—	2,032	2,032
Balance at March 31, 2024	443	88	279,962	91,775	372,268
Stock-based compensation	—	—	4,583	—	4,583
Cash dividends and dividend equivalents declared	—	—	—	(8,448)	(8,448)
Shares surrendered for withholding taxes payable	(6)	(1)	(7,811)	—	(7,818)
Net income	—	—	—	5,541	5,541
Balance at June 30, 2024	437	87	276,734	88,868	366,126
Stock-based compensation	—	—	3,970	—	3,970
Stock options exercised	1	—	533	—	534
Shares surrendered for withholding taxes payable	—	—	(158)	—	(158)
Cash dividends and dividend equivalents declared	—	—	—	(8,409)	(8,409)
Net income (loss)	—	—	—	(239)	(239)
Balance at September 30, 2024	$438	$87	$281,079	$80,220	$361,824

Balance at January 1, 2023	$442	$—	$168,711	$140,045	$309,198
Stock-based compensation	3	—	2,934	—	2,937
Shares surrendered for withholding taxes payable	(1)	—	(114)	—	(115)
Adjustment to dividends previously declared	—	—	—	(354)	(354)
Net income	—	—	—	25,257	25,257
Balance at March 31, 2023	444	—	171,531	164,948	336,923
Stock-based compensation	—	—	3,568	—	3,568
Cash dividends and dividend equivalents declared	—	—	—	(5,734)	(5,734)
Stock dividend declared and distributed	—	89	102,831	(102,920)	—
Shares surrendered for withholding taxes payable	(5)	(1)	(5,202)	—	(5,208)
Net income	—	—	—	7,556	7,556
Balance at June 30, 2023	439	88	272,728	63,850	337,105
* Common stock was reclassified to Class A common stock during Q2 2023. Refer to Note 6.
Stock-based compensation	—	—	3,201	—	3,201
Cash dividends and dividend equivalents declared	—	—	—	(7,170)	(7,170)
Net income	—	—	—	19,462	19,462
Balance at September 30, 2023	$439	$88	$275,929	$76,142	$352,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2024	2023
Cash flows from operating activities:
Net income	$7,334	$52,275
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,063	1,049
Depreciation, depletion, and amortization	48,909	39,850
Amortization of debt issuance costs	664	566
Stock-based compensation	13,255	9,706
Other	(18)	(4,912)
Deferred income taxes	221	10,048
Changes in operating assets and liabilities:
Accounts receivable	33,961	(22,460)
Prepaid expenses and other current assets	5,895	10,115
Inventories	(15,888)	(5,269)
Other assets and liabilities	(2,504)	(816)
Accounts payable	2,576	19,253
Accrued liabilities	1,515	10,071
Net cash provided by operating activities	96,983	119,476

Cash flows from investing activities:
Capital expenditures	(45,632)	(64,924)
Maben preparation plant capital expenditures	(12,288)	—
Other	(182)	7,158
Net cash used for investing activities	(58,102)	(57,766)

Cash flows from financing activities:
Proceeds from borrowings	136,500	95,000
Proceeds from stock options exercised	534	—
Payment of dividends	(24,474)	(18,049)
Repayment of borrowings	(149,921)	(87,225)
Repayment of Ramaco Coal acquisition financing - related party	—	(30,000)
Repayments of insurance financing	(4,032)	(3,848)
Repayments of equipment finance leases	(6,740)	(4,954)
Shares surrendered for withholding taxes payable	(9,846)	(5,323)
Net cash used for financing activities	(57,979)	(54,399)

Net change in cash and cash equivalents and restricted cash	(19,098)	7,311
Cash and cash equivalents and restricted cash, beginning of period	42,781	36,473
Cash and cash equivalents and restricted cash, end of period	$23,683	$43,784

Non-cash investing and financing activities:
Leased assets obtained under new financing leases	9,187	6,144
Capital expenditures included in accounts payable and accrued liabilities	4,584	10,910
Financed insurance	—	407
Accrued dividends and dividend equivalents payable	735	733

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024.

Recent Accounting Pronouncements—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis and requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance. ASU 2023-07 is effective starting with Ramaco’s 2024 annual financial statements and on a quarterly basis thereafter. Retrospective application is required. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely occur upon adoption.

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

In November 2024, subsequent to the date of the financial statements, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective starting with the Company’s 2027 annual financial statements and on a quarterly basis thereafter. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent to which its disclosures will be affected by the ASU.

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw coal	$15,196	$20,122
Saleable coal	32,249	12,013
Supplies	5,606	5,028
Total inventories	$53,051	$37,163

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Plant and equipment	$323,440	$290,060
Mining property and mineral rights	120,532	120,532
Construction in process	30,223	13,984
Capitalized mine development costs	186,843	174,260
Less: accumulated depreciation, depletion, and amortization	(184,290)	(139,745)
Total property, plant, and equipment, net	$476,748	$459,091

On September 30, 2024, the Company updated its estimates of the amount and timing of future spending related to asset retirement obligations. The adjustment resulted in a $1.6 million net increase to capitalized mine development costs above and a corresponding increase to the Company’s noncurrent asset retirement obligation liability.

The Company received $6.0 million of insurance proceeds during the nine months ended September 30, 2023 related to a methane ignition experienced at our Berwind mining complex in 2022. In 2023, the Company reported the proceeds as other investing activities on the statement of cash flows and recognized a $4.9 million gain in other income as the Company had previously accrued a $1.1 million loss recovery asset at December 31, 2022.

Depreciation, depletion, and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Depreciation of plant and equipment	$9,519	$8,063	$27,408	$22,492
Amortization of right of use assets (finance leases)	2,648	2,432	8,025	6,312
Amortization and depletion of capitalized
mine development costs and mineral rights	5,644	3,948	13,476	11,046
Total depreciation, depletion, and amortization	$17,811	$14,443	$48,909	$39,850

The Company’s closure of its Knox Creek Jawbone mine resulted in an increase in capitalized mine development costs amortization expense of $1.3 million and $1.2 million for the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The Jawbone mine was experiencing higher production costs and already nearing end of life.

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Revolving Credit Facility	$43,000	$42,500
Equipment loans	524	2,983
Senior Notes, net	33,646	33,296
Financing of Maben Coal acquisition	—	11,400
Total debt	$77,170	$90,179
Current portion of long-term debt	383	56,534
Long-term debt, net	$76,787	$33,645

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

The borrowing base of the amended facility at September 30, 2024 was $100.9 million based on eligible accounts receivable and inventory collateral and reserve requirements. The remaining availability under the Revolving Credit Facility at September 30, 2024, after $43.0 million of outstanding borrowings, was $57.9 million.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At September 30, 2024, we were in compliance with all debt covenants under the Revolving Credit Facility.

Fair Value—The Company’s Senior Notes had an estimated fair value of approximately $35.9 million and $35.5 million at September 30, 2024 and December 31, 2023, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—The Company’s short-term debt at September 30, 2024 was comprised of $0.4 million due under equipment loans. The Company’s short-term debt at December 31, 2023 was comprised of $42.5 million borrowed under the Revolving Credit Facility, which was repaid shortly after the December 31, 2023 balance sheet date using funds from current operations, $11.4 million of unpaid financing associated with the Maben Coal Acquisition, and $2.6 million due under equipment loans.

Other—Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at September 30, 2024 consisted of accrued compensation of $19.0 million and various other liabilities. Accrued liabilities at December 31, 2023 consisted of $14.6 million of accrued compensation and various other liabilities. The year-to-date decrease of $3.8 million in Accrued liabilities was largely related to the $5.5 million decrease in cash dividends and short-term dividend equivalents liabilities, which was driven by the payment of Class A common stock dividends accrued at year end 2023.

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

The estimated aggregate liability for these items totaled $5.3 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $3.2 million and $3.1 million at September 30, 2024 and December 31, 2023, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in other current assets on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at September 30, 2024 and December 31, 2023.

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

CORE is not a separate legal entity, and holders of Class B common stock do not own a direct interest in the assets of CORE. Holders of Class B common stock are stockholders of Ramaco Resources, Inc. and are subject to all risks and liabilities of the Company as a whole.

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

Stock-Based Awards—Stock-based compensation expense totaled $4.0 million and $3.2 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Stock-based compensation expense totaled $13.3 million and $9.7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. During 2024, the Company granted new stock-based awards and modified certain awards previously granted as discussed below. New stock-based awards granted during the first nine months of 2024 were for Class A common stock, all of which were granted in the first quarter of 2024. There were no Class B stock-based awards granted during the first nine months of 2024.

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

On May 8, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2376 per share of Class B common stock, which were paid on June 15, 2024 to shareholders of record on June 1, 2024, in the amount of $6.1 million and $2.1 million, respectively. On August 7, 2024, the Company announced that its Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2246 per share of Class B common stock, which were paid on September 13, 2024 to shareholders of record on August 30, 2024, in the amount of $6.0 and $2.0 million, respectively, bringing the total cash dividends paid for the nine months ended September 30, 2024 to $24.5 million. The Company also accrued $0.7 million of forfeitable dividend equivalents during 2024.

On December 8, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of approximately $0.125 per share of common stock. Estimated dividends of $5.5 million were accrued in December 2022 and were paid on March 15, 2023 to shareholders of record on March 1, 2023 in the amount of $5.6 million.

Cash dividends in the amount of $5.6 million, or approximately $0.125 per share of common stock, were paid on June 15, 2023, to shareholders of record on June 1, 2023. In addition, cash dividends of $0.125 per share of Class A common stock and $0.165 per share of Class B common stock were paid on September 15, 2023 to shareholders of record on September 1, 2023, in the amount of $5.5 million and $1.5 million, respectively, bringing the total cash dividends paid for the nine months ended September 30, 2023 to $18.0 million.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at September 30, 2024 totaled approximately $31.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $6.4 million and $9.0 million for the three months ended September 30, 2024 and September 30, 2023, and $19.5 million and $25.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of September 30, 2024, the Company’s remaining commitments under take-or-pay arrangements totaled $19.6 million, the majority of which relates to a multi-year contract with a total remaining commitment of $17.5 million until the term expires in the first quarter of 2028. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of September 30, 2024, the Company has an accrued liability of $0.2 million related to volume shortfall. The accrued liability for the expected shortfall was $0.8 million at December 31, 2023.

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

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million contract damages verdict. The court further determined that we are entitled to attorney’s fees in an amount to be determined on remand. Finally, the court held that we are entitled to Hayseeds damages for wrongful denial of the claim but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition of Rehearing and Rehearing En Banc with the Fourth Circuit. The petition was denied by order dated August 15, 2023. On August 29, 2023, the court clarified that the amount of attorney’s fees to be determined on remand included appellate fees. On September 8, 2023, the court entered its amended judgment, which awarded post-judgment interest on the previously awarded and reinstated verdict related to contract (compensatory) damages and the Fourth Circuit thereafter issued its mandate on October 2, 2023. The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. On August 19, 2024, the Court issued a Memorandum Opinion and Order that the Hayseeds damages to be considered in the new trial would include annoyance and inconvenience up to October 2, 2023 with new discovery permitted for the time period of July 15, 2021 through October 2, 2023. The Court also ordered Hayseeds damages to be considered for net economic loss caused by the defendant’s delay in settlement be allowed for the time period of July 15, 2021 through October 2, 2023 with new discovery to be permitted for that time period.

The defendants fully paid during 2023 the contract damages and interest portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued a loss recovery asset of approximately $3.1 million during the second quarter of 2024. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based on the developments above.

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

Disaggregated information about Revenue is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Coal Sales
North American revenue	$54,073	$75,143	$163,588	$168,571
Export revenue, excluding Canada	113,338	111,823	331,815	322,224
Total revenue	$167,411	$186,966	$495,403	$490,795

Revenue for the three months and nine months ended September 30, 2024 includes a $0.4 million net decrease to revenue and a $1.3 million net increase to revenue, respectively, related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of September 30, 2024, the Company had outstanding performance obligations of approximately 1.7 million tons for contracts with fixed sales prices averaging $151 per ton, excluding freight, as well as 1.6 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 36% of the committed tons in the fourth quarter of 2024, 63% in 2025, and 1% in 2026. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended September 30, 2024, sales to two individual customers were 10% or more of our total revenue. Sales to these customers represented 12% and 10% of our total revenue during the three-month period. During the nine months ended September 30, 2024, sales to two individual customers were 10% or more of our total revenue. Sales to these customers represented 13% and 10% of our total revenue during the nine-month period. For comparison purposes, during the three months ended September 30, 2023, sales to three individual customers were 10% or more of our total revenue and accounted for approximately 52%, collectively, of our total revenue. During the nine months ended September 30, 2023, sales to four individual customers were 10% or more of our total revenue and accounted for approximately 55%, collectively, of our total revenue. Four customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 17%, 17%, 15%, and 10% of the Company’s accounts receivable balance as of September 30, 2024.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2024 and September 30, 2023 was 9.3% and 22.0%, respectively, excluding the impact of discrete items. Our effective tax rate for the nine months ended September 30, 2024 and September 30, 2023, excluding discrete items, was 28.0% and 20.5%, respectively. Discrete items of $1.0 million were recognized during the nine months ended September 30, 2024 related to excess tax benefits on share-based awards. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

NOTE 10—EARNINGS (LOSS) PER SHARE

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

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Earnings (loss) attribution
Single class of common stock (through 6/20/2023) *	$ N/A	$ N/A	$ N/A	$31,382
Class A common stock	(1,245)	17,288	2,085	18,616
Class A restricted stock awards	52	721	282	824
Class B common stock	507	1,395	4,079	1,395
Class B restricted stock awards	9	58	152	58
Forfeitable dividends declared on unvested stock-based awards	438	—	736	—
Net income (loss)	$(239)	$19,462	$7,334	$52,275

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	Class A	Class B	Class A	Class B
2024 EPS calculations
Numerator
Net earnings (loss)	$(1,245)	$507	$2,085	$4,079
Denominator
Weighted average shares used to compute basic earnings per share	43,378	8,684	42,827	8,574
Dilutive effect of stock option awards	—	85	172	91
Dilutive effect of restricted stock units	—	35	64	31
Dilutive effect of performance stock units	—	166	283	159
Weighted average shares used to compute diluted earnings per share	43,378	8,970	43,346	8,855

Earnings (loss) per common share (dual-class structure)
Basic	$(0.03)	$0.06	$0.05	$0.48
Diluted	$(0.03)	$0.06	$0.05	$0.46

	Three months ended September 30, 2023		June 21 - September 30, 2023		Jan. 1 - June 20, 2023
	Class A	Class B	Class A	Class B	YTD 2023 Single Class
2023 EPS calculations (single class of common stock through 6/20/2023)
Numerator
Net earnings	$17,288	$1,395	$18,616	$1,395	$31,382
Denominator
Weighted average shares used to compute basic earnings per share	42,144	8,432	42,044	8,412	44,344
Dilutive effect of stock option awards	352	103	339	97	381
Dilutive effect of restricted stock units	85	49	62	41	—
Dilutive effect of performance stock units	302	102	263	92	27
Weighted average shares used to compute diluted earnings per share	42,883	8,686	42,708	8,642	44,752

Earnings per common share (single class of common stock)
Basic	$0.41	$0.17	$0.44	$0.17	$0.71
Diluted	$0.40	$0.16	$0.44	$0.16	$0.70

Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. Prior to the initial distribution of Class B common stock in the second quarter of 2023, the Company showed EPS for its common stock and unvested restricted stock on a combined basis since both instruments participate on the same basis and the resulting EPS is typically the same. Starting under the two-class method, the Company reports separately the net earnings allocated away from holders of Class A and Class B common stock to holders of unvested restricted stock awards.

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual dividends declared during the period for the tracking stock. However, during the three months and nine months ended September 30, 2024, dividends declared by the Company were in excess of consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. For the nine months ended September 30, 2024, three dividends were declared for Class B common stock while only two dividends were declared for Class A common stock due to the timing of declaration.

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

For the three months ended September 30, 2024, diluted EPS for Class A Common stock excluded all outstanding awards of potential common stock because of the allocated net loss discussed above, and, therefore, the inclusion of any potential common shares would be antidilutive. Excluded Class A common stock awards were 649 thousand options to purchase Class A common stock, 718 thousand RSUs, and 1,057 thousand PSUs (at target). For the nine months ended September 30, 2024, diluted EPS for Class A common stock excluded only the RSUs and PSUs granted in the first quarter of 2024, as discussed in Note 6, because the effect would have been antidilutive under the treasury stock method or, in the third quarter, because of the evaluation of such PSUs under the guidance for contingently issuable shares. No potential common shares were excluded from the calculation of diluted EPS for Class B common stock.

For the third quarter of 2023 and the period from June 21,2023 through September 30, 2023, diluted EPS for Class A common stock excluded 166 thousand RSUs because the effect would have been antidilutive under the treasury stock method. Class A diluted EPS for these periods also excluded outstanding PSUs originally granted in 2022, or approximately 153 thousand units if September 30, 2023 were the end of the contingency period, because the effect would have been antidilutive under the treasury stock method. The same PSUs, or 249 thousand units at target, were excluded in the second quarter of 2023 based on the guidance for contingently issuable shares.

For the third quarter of 2023 and the period from June 21, 2023 through September 30, 2023, diluted EPS for Class B common stock excluded certain PSUs, or approximately 31 thousand units if September 30, 2023 were the end of the contingency period, because the effect would have been antidilutive under the treasury stock method. The same awards, or 50 thousand units at target, were excluded in the second quarter of 2023 based on the guidance for contingently issuable shares.

Diluted EPS for the single class of common stock existing from January 1, 2023 through June 20, 2023, excluded all outstanding RSUs, or 684 thousand units in total, because the effect would have been antidilutive under the treasury stock method. In addition, diluted EPS for the single class of common stock during this period excluded outstanding PSUs originally granted in 2022, or 249 thousand units at target, based on the guidance for contingently issuable shares.

NOTE 11—RELATED PARTY TRANSACTIONS

Ramaco Coal Deferred Purchase Price—A portion of the financing of the 2022 acquisition of Ramaco Coal was provided by Yorktown Partners, a related party. The Company incurred interest expense of $0.4 million and $1.7 million for the three months and nine months ended September 30, 2023, respectively, related to the financing. The Company repaid the related-party financing debt in full during the fourth quarter of 2023. No further amounts are owed to Yorktown Partners related to this matter.

Other Professional Services—The Company has also entered into professional services agreements with five other related parties, which have been aggregated due to immateriality. Professional service fees for these related party transactions totaled approximately $0.2 million during the nine months ended September 30, 2024.

NOTE 12—SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the FASB issued ASU 2024-03, which was discussed earlier in Note 1.

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

Global metallurgical coal markets have softened in 2024 due to constrained economic growth in some regions of the world and continued conflict overseas. The global steel market has experienced slower growth, especially in China, resulting in elevated levels of Chinese steel exports. These conditions have led steel companies to both cut back on their own production and to reduce the price they are willing to pay for their metallurgical coal feedstock. Longer term, the Company believes that limited global investment in new coking coal production capacity and an eventual return to economic growth will support coking coal markets overall.

During the first nine months of 2024, we sold 2.9 million tons of coal and recognized $495.4 million of revenue. Of this amount, 33% of our revenue was from sales into North American markets, including Canada, and 67% of our revenue was from sales into export markets. During the same period of 2023, we sold 2.5 million tons of coal and recognized $490.8 million of revenue, of which 34% was from sales into North American markets, including Canada, and 66% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events or by dockworker labor disputes taking place at U.S. East Coast ports.

As of September 30, 2024, the Company had outstanding performance obligations of approximately 1.7 million tons for contracts with fixed sales prices averaging $151 per ton, excluding freight, as well as 1.6 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 36% of these commitments in the fourth quarter of 2024, 63% of these commitments in 2025, and the remaining 1% in 2026. Subsequent to the date of the financial statements, the Company obtained additional sales commitments of approximately 0.7 million tons.

The Company continues to assess its potential rare earth and critical minerals deposit in Wyoming and is making progress in terms of initial mine development and related chemical, metallurgical, and mineralogy testing. Analysis performed to date indicates elevated levels of rare earth elements along with significant concentrations of critical minerals Gallium and Germanium. The Company expects to complete its techno-economic analysis of the overall commercial aspects of the opportunity later this year and anticipates beginning construction of a demonstration processing facility in mid to late 2025. Our rare earth elements exploration target is currently in an exploration stage and does not represent, and should not be construed to be, a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K. The Company also continues its work to advance new carbon product technologies with the goal of commercializing products that use coal in both an improved economic and environmental manner.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023

Revenue	$167,411	$186,966	$495,403	$490,795

Costs and expenses
Cost of sales (exclusive of items shown separately below)	134,731	144,635	397,214	354,383
Asset retirement obligations accretion	354	349	1,063	1,049
Depreciation, depletion, and amortization	17,811	14,443	48,909	39,850
Selling, general and administrative expenses	12,921	11,458	37,932	37,519
Total costs and expenses	165,817	170,885	485,118	432,801

Operating income	1,594	16,081	10,285	57,994

Other income (expense), net	(76)	11,333	3,075	15,076
Interest expense, net	(1,696)	(2,447)	(4,509)	(7,274)
Income (loss) before tax	(178)	24,967	8,851	65,796

Income tax expense	61	5,505	1,517	13,521

Net income (loss)	$(239)	$19,462	$7,334	$52,275

Earnings (loss) per common share
Basic - Single class (through 6/20/2023)	$—	$—	$—	$0.71
Basic - Class A	$(0.03)	$0.41	$0.05	$0.44
Total	$(0.03)	$0.41	$0.05	$1.15

Basic - Class B	$0.06	$0.17	$0.48	$0.17

Diluted - Single class (through 6/20/23)	$—	$—	$—	$0.70
Diluted - Class A	$(0.03)	$0.40	$0.05	$0.44
Total	$(0.03)	$0.40	$0.05	$1.14

Diluted - Class B	$0.06	$0.16	$0.46	$0.16

Adjusted EBITDA	$23,617	$45,407	$76,596	$123,675

Net income and Adjusted EBITDA for the three months and nine months ended September 30, 2024 were negatively impacted by the softening of global metallurgical coal markets and the decrease in metallurgical coal price indices. This occurred due to a variety of macroeconomic factors including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Coal sales information is summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)

Revenue	$167,411	$186,966	$(19,555)	$495,403	$490,795	$4,608
Tons sold	1,023	996	27	2,867	2,467	400
Total revenue per ton sold (GAAP basis)	$164	$188	$(24)	$173	$199	$(26)

Cost of sales	$134,731	$144,635	$(9,904)	$397,214	$354,383	$42,831
Tons sold	1,023	996	27	2,867	2,467	400
Total cost of sales per ton sold (GAAP basis)	$132	$145	$(13)	$139	$144	$(5)

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue. Coal sales revenue for the three months ended September 30, 2024 was $167.4 million, approximately 10% lower than the same period in 2023 driven by the negative impact of pricing offset partially by the 3% increase in tons sold. The increase in tons sold occurred in export markets, which increased 13% but were offset partially by the decrease in North America volumes. Revenue per ton sold decreased 13% from $188 per ton for the three months ended September 30, 2023 to $164 per ton for the three months ended September 30, 2024 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 13% from $157 per ton for the three months ended September 30, 2023 to $136 per ton for the three months ended September 30, 2024. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures was due to the decrease in metallurgical coal prices as U.S. metallurgical coal indices continued to fall in the third quarter of 2024 by an average of 7% due to the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales for the three months ended September 30, 2024 was $134.7 million, approximately 7% lower than the same period in 2023 despite the 3% increase in tons sold discussed above. Cost of sales per ton sold decreased 9% from $145 per ton for the three months ended September 30, 2023 to $132 per ton for the three months ended September 30, 2024. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 10% from $113 per ton for the three months ended September 30, 2023 to $102 per ton for the three months ended September 30, 2024. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. Mine costs for the third quarter of 2024 benefited from efficiencies gained from increased production versus the same period in 2023.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $17.8 million and $14.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase year-to-year was related to $1.3 million of additional amortization for the Knox Creek Jawbone mine, which is due to the closure of the mine, as well as the general increases in plant and equipment and production versus 2023.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $12.9 million and $11.5 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The $1.5 million increase in 2024 was primarily due to the increase in stock-based compensation expense.

Other income (expense), net. Other income (expense), net was ($0.1) million for the three months ended September 30, 2024, compared to $11.3 million for the three months ended September 30, 2023. Other income, net in the third quarter of 2023 was due primarily to recognition of the $7.8 million legal verdict for contract (compensatory) damages related to the 2018 Elk Creek silo failure as well as the receipt of $3.0 million of insurance proceeds related to the methane ignition that occurred at our Berwind complex in 2022.

Interest expense, net. Interest expense, net was $1.7 million for the three months ended September 30, 2024 compared to $2.4 million for the same period in 2023. The decrease in 2024 was largely due to the repayment in full of related-party debt in the fourth quarter of 2023 associated with the financing of the acquisition of Ramaco Coal from Yorktown Partners. Interest expense related to this financing was $0.4 million in the third quarter of 2023.

Income tax expense (benefit). The effective tax rate for the three months ended September 30, 2024 and September 30, 2023 was 9% and 22%, respectively, excluding the impact of discrete items. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 10 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue. Coal sales revenue for the nine months ended September 30, 2024 was $495.4 million, approximately 1% higher than the same period in 2023 due to the increase in tons sold, which was mostly offset by the negative impact of pricing. The 16% increase in tons sold occurred in both North America and export markets, with export volumes increasing by 20% and North America volumes increasing by 10%, and was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 13% from $199 per ton for the nine months ended September 30, 2023 to $173 per ton for the nine months ended September 30, 2024 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 14% from $169 per ton for the nine months ended September 30, 2023 to $145 per ton for the nine months ended September 30, 2024. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. U.S. metallurgical coal price indices have fallen by roughly 32% on a year-to-date basis driven by the macroeconomic conditions discussed previously. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales totaled $397.2 million for the nine months ended September 30, 2024 compared to $354.4 million for the same period in 2023. The 12% increase was driven by the increase in tons sold, as discussed directly above. Cost of sales per ton sold decreased 3% from $144 per ton for the nine months ended September 30, 2023 to $139 per ton for the nine months ended September 30, 2024. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 2% from $111 per ton for the nine months ended September 30, 2023 to $109 per ton for the nine months ended September 30, 2024. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. Mine costs for 2024 were impacted negatively by challenging geology and labor constraints in the first quarter of 2024 but improved during the second and third quarters of 2024 due to efficiencies gained from increased production compared to the same periods in 2023.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $48.9 million and $39.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase year-to-year was related to $1.2 million of additional amortization for the Knox Creek Jawbone mine, which is due to the closure of the mine, as well as the general increases in plant and equipment and production versus 2023.

Selling, general, and administrative. SG&A expenses were $37.9 million and $37.5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. SG&A expenses in 2024 include a $3.1 million benefit accrued for the probable recovery of attorney fees related to the silo failure litigation developments, which is not indicative of future SG&A expenses. This matter offset most of the 2024 increase in stock-based compensation.

Other income (expense), net. Other income, net was $3.1 million for the nine months ended September 30, 2024, which was primarily related to the $2.2 million recovery of previously incurred demurrage and other transportation-related matters. Other income, net was $15.1 million for the nine months ended September 30, 2023, which was due primarily to recognition of the $7.8 million legal verdict for contract (compensatory) damages related to the 2018 Elk Creek silo failure as well as the $4.9 million gain from the Company’s insurance claim related to the methane ignition that occurred at our Berwind complex in 2022. The Company received $6.0 million of proceeds during the nine months ended September 30, 2023 related to the Berwind ignition and had previously accrued a $1.1 million loss recovery asset at year-end 2022. These activities are not indicative of future results.

Interest expense, net. Interest expense, net was $4.5 million for the nine months ended September 30, 2024 compared to $7.3 million for the same period in 2023. The decrease in 2024 was largely due to the repayment in full of related-party debt in 2023 associated with the financing of the acquisition of Ramaco Coal from Yorktown Partners. Interest expense related to this financing totaled $1.7 million for the nine months ended September 30, 2023.

Income tax expense. The effective tax rate for the nine months ended September 30, 2024 and September 30, 2023 was 28% and 21%, respectively, excluding the $1.0 million favorable impact of discrete items in 2024. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

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

At September 30, 2024, we had $22.9 million of cash and cash equivalents and $57.9 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $146.7 million and were in excess of total current liabilities by $37.9 million as of the balance sheet date.

Significant sources and uses of cash during the first nine months of 2024

Sources of cash:

●	Cash flows provided by operating activities were $97.0 million during the first nine months of 2024, which were driven primarily by net earnings adjusted for non-cash expenses including depreciation, depletion, and amortization as well as stock-based compensation. Changes in operating assets and liabilities also contributed to operating cash flow driven primarily by the decrease in accounts receivable due to the collection of fourth quarter 2023 revenues, which were $35.3 million higher than third quarter 2024 revenues.

Uses of cash:

●	Capital expenditures totaled $57.9 million, including expenditures related to the preparation plant and expansion of our Maben complex. Capital expenditures for the Maben preparation plant totaled $12.3 million, including approximately $3 million for the initial purchase of the plant. The preparation plant at Maben was commissioned in October 2024, which should reduce trucking costs at the complex going forward. The Company anticipates lower capital spending in the fourth quarter of 2024 as most of the Company’s annual growth capital expenditures occurred in the first half of 2024.

●	Cash outflows for financing activities totaled $58.0 million, which included:
o	net repayments of $24.2 million on our existing debt, finance leases, and insurance financing and
o	net outflow of $33.8 million to stockholders driven by dividend payments of $24.5 million, which include $18.2 million for Class A common stock and $6.2 million for Class B common stock.

The Class B common stock dividends were calculated based on 20% of the previous quarter’s CORE royalty and infrastructure fees as shown below. Refer to Note 6 of Part I, Item 1 for additional information regarding dividends.

	Three months ended September 30,	Three months ended June 30,	Three months ended March 31,	Three months ended December 31,
(In thousands)	2024	2024	2024	2023

Total Royalties	$4,083	$3,545	$4,054	$4,012

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,254	$4,314	$4,475	$4,432
Rail Load-outs (Loading at $2.50/ton)	1,986	1,933	1,954	2,198
Total Infrastructure Fees (at $7.50/ton)	$6,240	$6,247	$6,429	$6,630

CORE Royalty and Infrastructure Fees	$10,323	$9,792	$10,483	$10,642

Total Cash Available for Dividend for Class B Common Stock	$10,323	$9,792	$10,483	$10,642

20% of Cash Available for Dividend for Class B Common Stock	$2,065	$1,958	$2,097	$2,128

The Company anticipates declaring similar dividends on a quarterly basis in future periods; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development and ongoing operating expenses. We expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under our revolving credit facility, projected cash flows from operations, and, if warranted, capital raised under the Company’s shelf registration discussed below. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and indebtedness.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the first nine months of 2024.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the first nine months of 2024.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation expense; depreciation, depletion, and amortization expenses; income taxes; accretion of asset retirement obligations; and, when applicable, certain other non-operating items (income tax penalties and charitable contributions). A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(239)	$19,462	$7,334	$52,275
Depreciation, depletion, and amortization	17,811	14,443	48,909	39,850
Interest expense, net	1,696	2,447	4,509	7,274
Income tax expense	61	5,505	1,517	13,521
EBITDA	19,329	41,857	62,269	112,920
Stock-based compensation	3,970	3,201	13,255	9,706
Other non-operating	(36)	—	9	—
Accretion of asset retirement obligation	354	349	1,063	1,049
Adjusted EBITDA	$23,617	$45,407	$76,596	$123,675

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

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)

Revenue	$167,411	$186,966	$(19,555)	$495,403	$490,795	$4,608
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	(28,582)	(30,433)	1,851	(81,086)	(74,610)	(6,476)
Non-GAAP revenue (FOB mine)	$138,829	$156,533	$(17,704)	$414,317	$416,185	$(1,868)
Tons sold	1,023	996	27	2,867	2,467	400
Non-GAAP revenue per ton sold (FOB mine)	$136	$157	$(21)	$145	$169	$(24)

Refer to coal sales information for revenue per ton sold (GAAP basis) calculations

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold (FOB mine) is calculated as cash cost of sales less transportation costs, alternative mineral development costs, and idle and other costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control, and alternative mineral costs, which are more developmentally focused at the present time. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to cost of sales under U.S. GAAP.

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)

Cost of Sales:	$134,731	$144,635	$(9,904)	$397,214	$354,383	$42,831
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(28,551)	(30,254)	1,703	(80,299)	(74,467)	(5,832)
Alternative mineral development costs	(1,363)	(1,200)	(163)	(3,618)	(2,746)	(872)
Idle and other costs	(244)	(378)	134	(786)	(2,937)	2,151
Non-GAAP cash cost of sales	$104,573	$112,803	$(8,230)	$312,511	$274,233	$38,278
Tons sold	1,023	996	27	2,867	2,467	400
Non-GAAP cash cost per ton sold (FOB mine)	$102	$113	$(11)	$109	$111	$(2)

Refer to coal sales information for cost per ton sold (GAAP basis) calculations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report as a result of the two material weaknesses in internal control over financial reporting as described below.

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

Remediation Plan

We have developed a plan of remediation to address this material weakness, which will include assessing, redesigning, and implementing modifications to our internal controls. We will not be able to fully remediate this material weakness until these steps have been completed and subsequent validation and testing of these internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles. Once the remediation plan is fully developed, we will be implementing process, control, and documentation improvements to address the above material weakness that include, but are not limited to, designing and implementing specific management review procedures to ensure completeness and accuracy of key financial and non-financial data utilized in our business; and implementing improved policies, procedures, and control activities over key financial data to ensure accuracy and completeness of this data as used in the aforementioned management review procedures.

Changes in Internal Control over Financial Reporting

We are actively improving our control environment by executing our remediation plan to address the material weakness, as described above. Our remediation process has resulted in changes to our control environment that we believe represent changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additionally, during the most recent fiscal period, management determined that a material weakness existed related to inappropriate segregation of duties related to certain individuals having both system administrator responsibilities within the Company’s Enterprise Resource Planning (“ERP”) financial system and responsibilities for certain accounting and financial reporting functions. The inappropriate segregation of duties was not appropriately mitigated by the monitoring controls implemented to ensure individuals with system administrator access did not make unauthorized changes to the Company’s information systems impacting the financial reporting of the Company. We have implemented an enhanced monitoring control as of the end of the third quarter of 2024, which we believe is designed effectively to remediate the aforementioned material weakness; however, additional testing will be required in the fourth quarter to ensure that the enhanced control activities are operating as designed before we can conclude the material weakness has been remediated.

Inherent Limitations on Effectiveness of Controls and Procedures

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

RAMACO RESOURCES, INC.

November 8, 2024	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

November 8, 2024	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)