Form 10-K
period 2024-12-31
Ramaco Resources, Inc.
filed 2025-03-17
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West Main Street, Suite 1900 Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip Code)

(859) 244-7455

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered on which registered
Class A Common Stock, $0.01 par value	METC	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	METCB	NASDAQ Global Select Market
9.00% Senior Notes due 2026	METCL	NASDAQ Global Select Market
8.375% Senior Notes due 2029	METCZ	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $405 million.

As of February 28, 2025, the registrant had 44,403,347 and 9,596,356 outstanding shares of Class A and Class B common stock, respectively.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2025 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Risk Factors” included in this Annual Report.

Forward-looking statements may include, but are not limited to, statements about:

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

PART I

Item 1. Business

Ramaco Resources, Inc. is a Delaware corporation formed in October 2016. Our Class A and Class B common stock are listed on the NASDAQ Global Select Market under the symbols “METC” and “METCB,” respectively. Our 9.00% Senior Notes due 2026 (the “Senior Notes due 2026”) and 8.375% Senior Notes due 2029 (the “Senior Notes due 2029,” together with our Senior Notes due 2026, the “Senior Notes”) are listed on the NASDAQ Global Select Market under the symbols “METCL” and “METCZ,” respectively. Our principal corporate offices are located in Lexington, Kentucky. As used herein, “Ramaco Resources,” “Ramaco,” “the Company,” “we,” “us,” or “our,” and similar terms include Ramaco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

General

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. We are a pure play metallurgical coal company with 66 million reserve tons and 1,352 million measured and indicated resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivity and industry-leading lower cash costs.

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

Our operations include seven active mines at our Elk Creek mining complex (the “Elk Creek Complex”), two active mines at our Berwind mining complex (the “Berwind Complex”), one active mine at our Knox Creek mining complex (the “Knox Creek Complex”), and one active mine at our Maben mining complex (the “Maben Complex”).

Development of the Elk Creek Complex commenced in 2016 and included the construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains approximately 16 seams targeted for production. The Elk Creek Complex produces high-volatile A and B metallurgical coals. Expansion of the Elk Creek preparation plant occurred in 2022 and 2023 in order to increase production, and high-volatile additions at the Elk Creek Complex occurred during 2024, which were fully in production by the end of the third quarter.

Development of the Berwind Complex began in late 2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the COVID-19 outbreak. In early-2021, as pricing and demand improved, Berwind development was restarted. We successfully reached the thicker Pocahontas No. 4 seam in late 2021. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the December 2021 acquisition of “Amonate Assets” from subsidiaries of Coronado Global Resources Inc. (“Coronado”) in 2021. The Amonate Assets include a processing plant located in our Berwind Complex, saving us transportation costs to our Knox Creek plant 26 miles away. The Berwind Complex experienced an ignition event in 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023. The Berwind Creek Complex currently produces low-volatile and mid-volatile metallurgical coal. The Company continues to increase production at the main Berwind low-volatile mine.

Our Knox Creek Complex includes a preparation plant and 64,050 acres of controlled mineral rights. The Complex currently produces mid and high-volatile metallurgical coal and also processes and ships coal from other third-party operators. The Company closed its Jawbone mine during 2024, which was nearing the end of its mine life and experiencing higher costs of production.

The Maben Coal acquisition in 2022 provides the Company with 28,000 leased acres of controlled mineral rights, which includes coal deposits that may be mined currently by surface and high wall mining methods as well as developed in the future through deep mining. The Maben Complex currently produces low-volatile metallurgical coal. The Company commissioned a preparation plant at the Maben Complex during 2024 in order to reduce trucking costs.

Our RAM Mine property is located in southwestern Pennsylvania. Following years of delays, the Pennsylvania Department of Environmental Protection issued a denial of the RAM Mine permit during 2023. While the Company believes that the RAM permit was denied incorrectly and capriciously, we will not appeal the denial of the permit and will instead focus on our other core properties and monetize these assets at the appropriate time.

Our Brook Mine property consists of approximately 16,000 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal in 2022. The mine is currently undergoing testing and analysis to assess the potential concentrations of rare earth elements and critical minerals.

As of December 31, 2024, our estimated aggregate annual production capacity is approximately four to five million clean tons of coal. We plan to complete development of our existing properties and increase annual production over the next few years to possibly as much as seven million clean tons of metallurgical coal annually, subject to market conditions, permitting, and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

Metallurgical Coal Industry

Metallurgical coal, also known as “met coal “ or “coking coal,” is a key component of the blast furnace steelmaking process and, therefore, demand for such coal is highly correlated with conditions in the steel industry. The global metallurgical coal market has grown steadily in recent years and will likely continue to grow over the next few years driven by the industrialization of emerging economies and expansion of urbanization globally.

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

U.S. metallurgical coal is also exported to the seaborne market and sold to buyers in Europe, South America, Africa, and Asia. U.S. metallurgical coal exports are sold to buyers in the Atlantic Basin market (customers in Europe, Brazil and Africa) as well as buyers in the Pacific Basin (customers in India, South Korea, Japan and China). U.S. metallurgical coal exports compete with Australian metallurgical coals that are generally produced at a lower cost but are geographically disadvantaged to the Atlantic Basin. Conversely, Australian production has a much shorter logistical route to Pacific Basin customers. Any supply shortfall out of Australia, or increase in global demand beyond Australia’s capacity, has historically been serviced by U.S. and Canadian metallurgical coal producers.

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

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 66 million reserve tons and 1,352 million measured and indicated resource tons of high-quality metallurgical coal with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

We plan to complete development of our existing properties and increase annual production over the next few years to as much as seven million clean tons of metallurgical coal, subject to market conditions, permitting, and additional capital deployment. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

Advancing our Initiatives in Rare Earth Elements, Critical Minerals, and Advanced Carbon Products. We are also focused on the potential development of rare earth elements and critical minerals, including gallium and germanium which were recently banned for export to the United States by China, as well as the potential commercialization of coal-to-carbon-based products and materials. These initiatives provide additional growth opportunities in future periods.

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

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through lease agreements with McDonald Land Company among others. We estimate that the Elk Creek Complex contains reserves capable of yielding approximately 29 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 211 million. We estimate that the mine life for the Elk Creek Complex is 15 years.

We currently market most of the coal produced from the Elk Creek Complex as a blended high-volatile A/B product. When segregated, a portion of our coal can be sold as a high-volatile A product for a premium. Our market for Elk Creek production is North American coke and steel producers as well as European, South American, Asian and African customers, and occasionally to coal traders and brokers for use in filling orders for their blended products. Additionally, we seek to market a portion of our coal in the specialty coal markets that value low ash content.

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

On January 3, 2020, we entered into a mineral lease with the McDonald Land Company for coal reserves which, in many cases, are located immediately adjacent to our Elk Creek Complex. This leased property became available after the former base lease with another party was terminated. The prior lessee, who controlled the property since 1978, did not produce commercial amounts of coal from the property during their possession of the lease. While it is unusual to have a metallurgical reserve in this part of Central Appalachia remain idle for such an extended period of time, the configuration and location of the tracts lend themselves to be mined and processed far more efficiently from our Elk Creek property. The McDonald reserves have the same geological advantages and low costs that are being experienced in our Elk Creek mines.

During 2022, we began work on a throughput upgrade at our Elk Creek Preparation plant. The upgrade, which was completed in 2023, increased our annual processing capacity for this complex to approximately three million tons per year. In order to utilize the increased capacity, we also began development work on additional low-cost, high- volatile mines at Elk Creek, which were fully in production by the end of the third quarter of 2024.

Berwind Mining Complex

Our Berwind Complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low-volatile coals. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the Amonate acquisition. We estimate that the Berwind Complex contains reserves capable of yielding approximately 19 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 634 million. We estimate that the mine life for the Berwind Complex is over 20 years.

Development of our Berwind Complex began in late 2017 in the thinner Pocahontas No. 3 seam and has since sloped up to current mining in the thicker Pocahontas No. 4 seam. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the economic effects of COVID-19. In early 2021, as pricing and demand improved, Berwind development resumed, and we successfully reached the Pocahontas No. 4 seam in late 2021. The Berwind Complex experienced an ignition event during the third quarter of 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023. The Company continues to increase production at the main Berwind low-volatile mine.

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

Knox Creek Mining Complex

The Knox Creek Complex consists of approximately 64,050 acres of controlled mineral rights as well as a preparation plant, a coal-loading facility, and a refuse impoundment. The Complex currently produces mid and high-volatile metallurgical coal and also processes coal purchased from other independent producers from time to time. Rail service is provided by Norfolk Southern.

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

We estimate that the Knox Complex contains reserves capable of yielding approximately 7 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 277 million. We estimate that the mine life for the Knox Creek Complex is approximately 12 years. The Company closed its Big Creek Jawbone mine during 2024, which was nearing end of mine life and experiencing higher cost production.

RAM Mine

Following years of delays, the Pennsylvania Department of Environmental Protection issued a denial of the RAM Mine permit in southwest Pennsylvania. While the Company believes that the RAM permit was denied incorrectly and capriciously, we will not appeal the denial of the permit and will instead focus on our other core properties and monetize these assets at the appropriate time.

Maben Complex

The Maben property is located in southern West Virginia and consists of approximately 28,000 acres of controlled mineral rights acquired from the purchase of Maben Coal in the third quarter of 2022. As part of the transaction, we assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorizes mining by both surface and highwall mining methods as well as by underground methods. The property also has issued permits covering an existing haul road as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed as of the closing date. During 2024, the Company completed the purchase of an existing coal preparation plant and relocated the plant to the Company’s Maben Complex, which was commissioned early in the fourth quarter. The addition of the preparation plant is expected to reduce trucking costs going forward.

The Maben property contains various areas of high-quality low-vol metallurgical coal in the Sewell, Beckley, Pocahontas 3, Pocahontas 4, and Pocahontas 6 seams of coal. The Company expects that coal contained in the Sewell seam will be mined by surface and high-wall mining methods. Initial production of low-volatile began in 2023, and the Company will consider deep mine development of coal contained in Beckley, Pocahontas 3, 4, and 6 seams at a future point.

We estimate that the Maben Complex contains reserves capable of yielding approximately 11 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 230 million. The expected mine life for the Maben Complex is estimated to be 15 years.

Brook Mine

The property is located in northeastern Wyoming, near Sheridan, and consists of approximately 16,000 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal during 2022. The property includes a thermal coal deposit as well as a large unconventional deposit of rare earth elements and critical minerals sourced from coal and carbonaceous ore. This property is also being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal.

The Company continues to evaluate the commercial and technical feasibility of extracting critical minerals and rare earth elements within the current Brook Mine permit area. Preliminary findings indicate significant concentrations of critical minerals scandium, gallium, and germanium as well as rare earth elements neodymium, praseodymium, dysprosium, and terbium.

Customers and Contracts

Coal prices differ substantially by region and are impacted by many factors including the overall economy, demand for steel, demand for electricity, location, market, quality and type of coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel.

We market our production to North American integrated steel mills and coke plants as well as international customers in Europe, South America, Asia, and Africa. Additionally, we market limited amounts of our production to various premium-priced specialty markets, such as foundry cokemakers, manufacturers of activated carbon products, and specialty metals producers.

Coal quality and volumes are stipulated in coal sales agreements, and, in many cases, the annual pricing and volumes are fixed. Our contracts with customers typically require us to deliver coal with minimum specifications or qualities. Variances from these specifications or qualities are settled by employing price adjustments.

Generally, the Company’s domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either fixed or derived from index-based pricing mechanisms.

We sold 4.0 million tons of coal during 2024 and recognized $666.3 million of revenue. Of this amount, 33% of our revenue was from sales into North American markets and 67% of our revenue was from sales into export markets. During 2024, sales to two customers accounted for approximately 22% of total revenue. No other customer accounted for 10% or more of our total revenue during 2024. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

Trade Names, Trademarks and Patents

We do not have any registered trademarks or trade names for our traditional products and services or subsidiaries, nor do we believe that any trademark or trade name is material to our metallurgical coal business. The names of the seams in which we have coal reserves, and attributes thereof, are widely recognized in the metallurgical coal market. However, trademarks related to our advanced carbon products business could become material depending on future developments, of which there are four registered trademarks and seven pending trademark applications.

In connection with our advanced carbon products business, the Company holds 76 intellectual property patents and pending patents related to the conversion of low-cost carbon ore into higher-value carbon products as well as exclusive licensing agreements, all of which have a remaining duration of 14-20 years.

Competition

Our principal domestic competitors include Alpha Metallurgical Resources, Inc., Blackhawk Mining, LLC, Coronado Global Resources Inc., Arch Resources, Inc. (now a subsidiary of Core Natural Resources), Peabody Energy Corporation, and Warrior Met Coal, Inc. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, and Colombia. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

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

Compliance with these laws and regulations may be costly and time-consuming, delay the commencement, continuation or expansion of exploration or production at our facilities, and depress demand for our products by imposing more stringent requirements and limits on our customers’ operations. Moreover, these laws are constantly evolving, and the trend has been for increasingly complex and stringent regulation over time. New legislative or administrative proposals, changes in administrative and judicial interpretations of existing laws and regulations related to the protection of the environment could result in substantially increased capital, operating and compliance costs.

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

The following is a summary of the various federal and state environmental and similar laws and regulations that have a material impact on our business. Potentially significant changes to federal laws and regulations are anticipated to occur under the new Trump Administration. Accordingly, the following discussion pertains to laws and regulations as they existed prior at the end of 2024, prior to the change in Administration.

Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act of 1977 (the “SMCRA”) establishes comprehensive operational, reclamation and closure standards for our mining operations and requires that such standards be met during the course of and following completion of mining activities. The SMCRA also stipulates compliance with many other major environmental statutes, including the Clean Air Act (the “CAA”), the Clean Water Act (the “CWA”), the Endangered Species Act (the “ESA”), the Resource Conservation and Recovery Act (the “RCRA”) and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “CERCLA”). Permits for all mining operations must be obtained from the United States Office of Surface Mining Reclamation and Enforcement (the “OSMRE”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA. Our operations are located in West Virginia and Virginia, which have each individually achieved primacy to regulate and enforce surface mining and reclamation operations within the respective state to ensure compliance with SMCRA.

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

Finally, we typically submit necessary mining permit applications several months, or even years, before we anticipate mining a new area. However, we cannot control the pace at which the government issues permits needed for new or ongoing operations. For example, the process of obtaining CWA permits can be particularly time-consuming and subject to delays and denials and generally involves multiple levels of agency review. The Environmental Protection Agency (the “EPA”) also has the authority to veto permits issued by the U.S. Army Corps. of Engineers (the “Corps”) under the CWA’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. And for many permit applications, the Corps is required to review the proposed activity under the National Environmental Policy Act (“NEPA”), which can involve the preparation of lengthy and complex environmental assessments or environmental impact statements. Even after we obtain the permits that we need to operate, many of the permits must be periodically renewed, or may require modification. There is some risk that not all existing permits will be approved for renewal, or that existing permits will be approved for renewal only upon terms that restrict or limit our operations in ways that may be material.

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

The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded or made more stringent, raising compliance costs and increasing potential liability. For example, in April 2024, the MSHA issued a new regulation (76 Fed. Reg. 28218, April 18, 2024) amending standards increasing the stringency of and proposing new requirements to protect the health of miners exposed to respirable crystalline silica. Our compliance with current or future mine health and safety regulations could increase our mining costs. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent, may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly impacts coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

·

Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (the “CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that cross state lines and contribute to ozone and/or fine particle pollution in other states. In September 2016, the EPA finalized a rule that further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States beginning in May 2017 (the “CSAPR Update Rule”). For states to meet these requirements, a number of coal-fired electric generating units will likely need to be retired, rather than retrofitted with the necessary emission control technologies, reducing demand for thermal coal. Moreover, in September 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) remanded the CSAPR Update Rule to the EPA on the grounds that it failed to timely require upwind states to control or eliminate their contribution to ozone and/or fine particulate matter in downwind states, as required under the CAA. In October 2020, the EPA proposed a Revised CSAPR Update Rule in response to the D.C. Circuit’s ruling, which was finalized in April 2021. The final rule resolves 21 states’ outstanding interstate pollution transport obligations and would require additional emissions reductions of nitrogen oxides from power plants in 12 states. Imposition of stricter deadlines for controlling downwind contribution could accelerate unit retirements or the need to implement emission control strategies. Any reduction in the amount of coal consumed by electric power generators as a result of these limitations could decrease demand for thermal coal. In February 2023, EPA found that 21 states’ state implementation plans (SIPs) did not protect downwind states from interstate ozone, leading to EPA’s finalization of a federal implementation Plan (FIP) in March 2023 under the CAA’s Good Neighbor requirements, referred to as the Good Neighbor Plan rule for the 2015 ozone National Ambient Air Quality Standards (“NAAQS”). The Good Neighbor Plan rule implemented nitrogen oxide (“NOx”) limits on power plants and, for the first time, industrial sources, in 23 states. Litigation has ensued, eventually leading to the Supreme Court’s stay of the enforcement of the Good Neighbor Rule in Ohio v. EPA. In November 2024, EPA issued an interim final rule (89 Fed. Reg. 87960 (Nov. 6, 2024) confirming that the Good Neighbor Rule is stayed nationwide.

·

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

·

NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as the NAAQS, for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter (“PM”) and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for carbon monoxide, nitrogen dioxide, lead, sulfur dioxide, PM and ground-level ozone. The CAA further requires the EPA to periodically review and revise the NAAQS, resulting in the trend of more stringent standards over time. In February 2024, for example, the EPA published a final rule that revised the primary annual PM2.5 standard by lowering the level from 12.0 µg/m3 to 9.0 µg/m3. States with non-attainment areas must adopt a state implementation plan that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. New rules and standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

·

Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metals, fine particulates, and acid gases from coal- and oil-fired power plants through the Mercury and Air Toxics Standards (“MATS”) rule. In April 2024, EPA issued a final rule further strengthening MATS emission standards pertaining to mercury, toxic metals and filterable particulate matter. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

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

At the international level, in April 2016, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In February 2021, the administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. In November 2021, the 26th Conference of the Parties to the United Nations Framework on Climate Change concluded with the finalization of the Glasgow Climate Pact, which aims to cut global methane pollution at least 30% by

2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. Forty-six countries signed onto a Global Coal to Clean Energy Transition Statement, committing to transition away from unabated coal power generation by about 2030 for “major economies” and a global transition by roughly 2040. Most recently, at the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. International commitments, reentry into the Paris Agreement and President Biden’s executive orders may result in the development of additional regulations or changes to existing regulations that may impact our business.

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

Furthermore, the EPA has determined that emissions of GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA, over time, has attempted to restrict emissions of GHGs under existing provisions of the CAA. For example, in August 2015, the EPA finalized the Clean Power Plan (the “CPP”) to cut carbon emissions from existing power plants, which did not formally go into effect because the U.S. Supreme Court stayed its implementation in February 2016. In July 2019, the EPA adopted the Affordable Clean Energy Rule (the “ACE Rule”) that repealed and replaced the CPP. The ACE Rule required states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. In January 2021, the D.C. Circuit vacated the ACE Rule and remanded it to the agency for further proceedings. In February 2021, the EPA issued a memorandum stating the agency’s position that neither the Clean Power Plan nor the ACE Rule are in effect, and future regulation of carbon dioxide emissions from existing power generation facilities remains uncertain In May 2024, EPA finalized new source performance standards (“NSPS”) regulating GHG emissions for new gas-fired power plants and existing coal-fired power plants (89 Fed. Reg. 39798 (May 9, 2024). In October 2024, the Supreme Court denied challenges seeking a stay of the NSPS GHG rule. Under the Trump Administration, the future of the NSPS GHG rule is uncertain; however, the finalization of this rule and any future rules or future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product.

Additionally, on March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. The final rules will require the Company to disclose, among other things, material climate-related risks, information about our board of directors’ (“Board”) oversight of climate-related risks, management’s role in managing material climate-related risks, and Scope 1 and Scope 2 greenhouse gas emissions. Compliance with these rules will be phased in over time based on our filing status as well as the content of the disclosure and assurance requirements. Reporting under the rule may result in increased legal, accounting, and other compliance-related costs, as well as place strain on our personnel, systems, and resources. On April 4, 2024, the SEC issued an order to stay the rule in response to legal challenges, which have been consolidated under the Eighth Circuit U.S. Court of Appeals.

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

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. This definition never took effect as it was replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by the U.S. District Court for the District of Arizona in August 2021. In December 2022, the EPA and Corps announced the final “Revised Definition of ‘Waters of the United States’” rule. This rule is not currently operative in certain states and for certain parties due to ongoing litigation. In August 2023, the EPA and Corps issued a final rule to amend the “Revised Definition of ‘Waters of the United States’” rule in response to the U.S. Supreme Court’s May 2023 decision in the case of Sackett v. Environmental Protection Agency. In the jurisdictions and for the parties where the January 2023 rule is enjoined, the EPA and Corps are interpreting “waters of the United States” consistent with the U.S. Supreme Court’s decision in Sackett and the pre-2015 regulatory regime. To the extent a new rule or further litigation expands the scope of the CWA’s jurisdiction, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct mining operations or to do so profitably. It is anticipated that the Trump Administration will attempt to clarify the meaning of WOTUS largely in-line with the Supreme Court’s decision in Sackett.

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

The RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. For example, the EPA regulates coal ash as a solid waste under Subtitle D of the RCRA through its coal combustion residuals (“CCR”) rule. This rule establishes limits for the location of new sites and requires closure of sites that fail to meet prescribed engineering standards, regular inspections of impoundments, and immediate remediation and closure of unlined ponds that are polluting ground water. As initially promulgated, the rule exempted closed coal ash impoundments located at inactive facilities and allowed for the continued operation of unlined or clay-lined ponds that were not polluting groundwater. Additionally, in December 2016, Congress passed the Water Infrastructure Improvements for the Nation Act, which provided for the establishment of state and EPA permit programs for the control of CCR and authorizes states to incorporate the EPA’s final rule for CCR or develop other criteria that are at least as protective as the final rule. In May 2024, the EPA finalized regulations for legacy CCR surface impoundments and coal ash disposed in areas outside of regulated units including certain previously closed surface impoundments and landfills. The current requirements of the CCR rules, as well as any future changes in the management of CCR, could increase our customers’ operating costs and potentially reduce their ability or need to purchase coal. In addition, contamination caused by the past disposal of CCR, including coal ash, could lead to material liability for our customers under the RCRA or other federal or state laws and potentially further reduce the demand for coal.

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

On July 16, 2020, the Council on Environmental Quality (“CEQ”) revised NEPA’s implementing regulations to make the NEPA process more efficient, effective, and timely. The rule required federal agencies to develop procedures consistent with the new rule within one year of the rule’s effective date (which was extended to two years in June 2021). These regulations are subject to ongoing litigation in several federal district courts, and in October 2021, CEQ issued a notice of proposed rulemaking to amend the NEPA regulatory changes adopted in 2020 in two phases. Phase I of CEQ’s proposed rulemaking process was finalized on April 20, 2022 and generally restored provisions that were in effect prior to 2020. In May 2024, the CEQ published its final Phase II rule, further defining what federal actions are subject to NEPA, and what level of review required for those federal actions. However, recent litigation has effectively rescinded these rules and left the future of NEPA regulation uncertain. On November 12, 2024, the D.C. Circuit Court of Appeals issued a ruling in Marin Audubon Society v. Federal Aviation Administration holding that CEQ lacked the authority issue binding regulations implementing NEPA. And on January 20, 2025, the Trump Administration ordered CEQ to issue guidance on NEPA implementation and to propose rescinding CEQ’s current NEPA regulations. On February 3, 2025, the U.S. District Court for the District of North Dakota in Iowa v. Council on Envtl. Quality, vacated the Phase II NEPA rule, finding that CEQ lacked authority to promulgate binding regulations. Taken together, the rulings in Marin

Audubon and Iowa appear to eliminate CEQ regulations governing NEPA; therefore, at present, federal agencies will need to determine their own process and requirements for evaluating major agency actions under NEPA.

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

Human Capital Resources

We believe our employees are a competitive advantage. We seek to foster a culture that strives to provide a safe, healthy and rewarding work environment with opportunities for growth. We had 984 employees as of December 31, 2024, including our named executive officers, and nearly all of our employees are full-time employees. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

Safety Philosophy. We have a comprehensive health and safety program based on the core belief that all accidents and occupational illnesses are preventable. We believe that:

●	Business excellence is achieved through the pursuit of safer and more productive work practices.
●	Any task that cannot be performed safely should not be performed.
●	Working safely is a requirement of our employees.
●	Controlling the work environment is important, but human behavior within the work environment is paramount.
●	Safety starts with individual decision-making—all employees must assume a share of responsibility for acts within their control that pose a risk of injury to themselves or fellow workers.
●	All levels of the organization must be proactive in implementing safety processes that promote a safe and healthy work environment.
●	Consequently, we are committed to providing a safe work environment; providing our employees with proper training and equipment; and implementing safety and health rules, policies and programs that foster safety excellence.

Our safety program includes a focus on the following:

●	Hiring the Right Workers. Our hiring program includes significant pre-employment screening and reference checks.
●	Safety Incentives. We have a compensation system that encourages and rewards excellent safety performance.
●	Communication. We conduct regular safety meetings with the frequent involvement of senior management to reinforce the “tone at the top.”
●	Drug and Alcohol Testing. We require pre-employment drug screening as well as regular random drug testing that exceeds regulatory requirements.

●	Continuous Improvement Programs. We track key safety performance metrics, including accident rates, violation types and frequencies. We have specific targets in these areas, and we measure performance against these targets. Specific action plans are implemented for targeted improvement in areas where performance falls below our expectations.
●	Training. Our training program includes comprehensive new employee orientation and training, annual refresher training and task training components. These training modules are designed to reinforce our high safety expectations. Work rules and procedures are a key element of this training.
●	Accident Investigation. We have a structured accident investigation procedure that identifies root causes of accidents as well as actions necessary to prevent reoccurrence. We focus on near misses and close calls as a means of attempting to prevent more serious accidents from occurring.
●	Safety Audits. We conduct periodic safety audits that include workplace examinations, including observation of workers at work, as well as safety program reviews. Both internal and external resources are utilized to conduct these audits.
●	Employee Performance Improvement. A key element of our safety program is the recognition that safe work practices are a requirement of employment. We identify employee performance that is below expectations and develop specific action plans for improvement.
●	Employee Involvement. The key to excellent safety is employee involvement and engagement. We foster direct employee involvement in a number of ways including audit participation, accident investigations, as training resources and through solicitation of ideas in small group meetings and through anonymous workplace observation suggestion boxes.
●	Positive Reinforcement. Establishing safety as a core belief is paramount to our safety performance. As a result, we look for opportunities to celebrate accomplishments and to build pride in our operational safety and performance.

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

Item 1A. Risk Factors

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. A summary of our risk factors is as follows:

·

Certain of properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.

·

We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.

·	Our customer base is highly dependent on the steel industry.
·

Deterioration in the global economic conditions, a worldwide financial downturn or negative credit market conditions could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

·	We do not enter into long-term sales contracts for our coal and as a result we are exposed to fluctuations in market pricing.
·

We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower-than-expected revenues, higher than expected costs and decreased profitability.

·

A substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.

·

Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

·	Increased competition or a loss of our competitive position could adversely affect sales of, or prices for, our coal, which could impair our profitability.
·

The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal or impair our ability to supply coal to prospective customers.

·

Any significant downtime of our major pieces of mining equipment, including any preparation plants, could impair our ability to supply coal to prospective customers and materially and adversely affect our results of operations.

·	Our ability to collect payments from customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.
·

If we are unable to obtain needed capital or financing on satisfactory terms, we may have to curtail our operations and delay our construction and growth plans, which may materially adversely affect our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

·	Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.
·	Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
·	Substantially all of our mining properties are leased from our affiliates and conflicts of interest may arise in the future as a result.
·	We may face restricted access to international markets in the future.
·	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
·	Technology development involves significant time and expense and can be uncertain.
·

The current U.S. administration and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

·

Current and future government laws, regulations and other legal requirements relating to protection of the environment and natural resources may increase our costs of doing business and may restrict our coal operations.

·

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could expose us to significant costs and liabilities.

·	We must obtain, maintain, and renew governmental permits and approvals for mining operations, which can be a costly and time-consuming process and result in restrictions on our operations.
·	We and our significant stockholders are subject to the Applicant Violator System.
·

Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors in certain circumstances may have the ability to order our operations to be shut down based on safety considerations.

·

We have reclamation, mine closing, and related environmental obligations under the SMCRA. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

·

Our ability to pay dividends may be limited by the amount of cash we generate from operations following the payment of fees and expenses, by restrictions of any future debt instruments and by additional factors unrelated to our profitability.

·	Your percentage of ownership in us may be diluted in the future.
·

Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

·

Holders of Class B common stock are common stockholders of the Company and, therefore, are subject to risks associated with an investment in the Company as a whole, even if the holder does not own shares of Class A common stock.

·

Our Board’s ability to reattribute businesses, assets, and expenses between the Class A common stock and Class B common stock may make it difficult to assess the future prospects of a class of common stock based on past performance.

·

Dividends on our Class B common stock are discretionary and may fluctuate materially quarter to quarter. We cannot guarantee that we will be able to pay dividends in the future or what the actual dividends will be for any future periods.

·	The market value of the Class B common stock could be adversely affected by events involving the other assets and businesses of the Company.
·	Our tracking stock capital structure could create conflicts of interest, and our Board may make decisions that could adversely affect only the holders of one class of our common stock.
·

The terms of the indentures governing our Senior Notes and the agreements and instruments governing our other indebtedness, including the Credit Agreement, and surety bonding obligations impose restrictions that may limit our operating and financial flexibility.

·	We may be able to incur substantially more debt, which could have important consequences to you.
·	Our future indebtedness could adversely affect our business, financial condition, results of operations, and ability to meet our payment obligations under the Senior Notes and our other debt.
·

The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future and rank pari passu with, which means equal to, all outstanding and future unsecured unsubordinated indebtedness issued by us and our general liabilities.

·	The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
·	Our subsidiaries conduct the substantial majority of our operations and own our operating assets.
·	The indentures under which the Senior Notes have been issued contain limited protection for holders of the Senior Notes.
·	An increase in market interest rates could result in a decrease in the value of the Senior Notes.
·	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Senior Notes.
·

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Senior Notes, if any, could cause the liquidity or market value of the Senior Notes to decline significantly.

·	We have identified a material weakness in our internal control over financial reporting, which may adversely affect the value of our common stock.
·	The credit ratings for the Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

Risks Related to Our Business

Certain of our properties have not yet been fully developed into producing coal mines and, if we experience any development delays or cost increases or are unable to complete the construction of our facilities, our business, financial condition and results of operations could be adversely affected.

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

Substantially all of the metallurgical coal that we produce is sold to steel producers. Therefore, demand for our metallurgical coal is highly correlated to the steel industry. The steel industry’s demand for metallurgical coal is affected by a number of factors including the cyclical nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for metallurgical coal, which would have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if less expensive ingredients could be used in substitution for metallurgical coal in the integrated steel mill process, the demand for metallurgical coal would materially decrease, which would also materially, adversely affect demand for our metallurgical coal. Our export customers include foreign steel producers who may be affected by the tariffs to the extent their production is imported into the U.S. Retaliatory threats by foreign nations to these tariffs may limit international trade and adversely impact global economic conditions.

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

The risks associated with the construction and operation of mines, processing plants and related infrastructure include:

·	the potential lack of availability or cost of skilled and unskilled labor, equipment and principal supplies needed for construction of facilities;
·	the need to obtain necessary environmental and other governmental approvals and permits and the timing of the receipt of those approvals and permits;
·	industrial accidents;
·	geologic mine failures, surface facility construction failures or mining, coal processing or transport equipment failures;
·	structural failure of an impoundment or refuse area;
·	natural phenomena such as inclement weather conditions, floods, droughts, rockslides and seismic activity;
·	unusual or unexpected geological and coal quality conditions;
·	potential opposition from non-governmental organizations, environmental groups or other activists, which may delay or prevent development activities; and
·	restrictions or regulations imposed by governmental or regulatory authorities.

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

Coal is economically recoverable when the price at which coal can be sold exceeds the costs and expenses of mining and selling the coal. Any forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our reserve information on geologic data, coal ownership information and current and proposed mine plans. There are numerous uncertainties inherent in estimating quantities and qualities of coal and costs to mine recoverable reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Some of the factors and assumptions that can impact economically recoverable coal reserve estimates include:

·	geologic and mining conditions;
·	historical production from the area compared with production from other producing areas;
·	the assumed effects of environmental and other regulations and taxes by governmental agencies;
·	our ability to obtain, maintain and renew all required permits;
·	future improvements in mining technology;
·	assumptions related to future prices; and
·	future operating costs, including the cost of materials, and capital expenditures.

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

Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we earn on sales of our coal. Our margins will reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under U.S. domestic metallurgical coal sales contracts are generally based on expectations of the next year’s coal prices at the time the contract is entered into, renewed, extended or re-opened. Pricing in the global seaborne market is moving towards shorter term pricing models, typically using indexes. The expectation of future prices for coal depends upon many factors beyond our control, including the following:

·	the market price for coal;
·	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal, coke and steel;
·	the consumption pattern of industrial consumers, electricity generators and residential users;
·	weather conditions in our markets that affect the demand for thermal coal or that affect the ability to produce metallurgical coal;
·	competition from other coal suppliers;
·	technological advances affecting energy consumption;
·	the costs, availability and capacity of transportation infrastructure;
·

the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits; and

·

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

Our mining operations, including our preparation and transportation infrastructure, are subject to many hazards and operating risks. Underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time, thereby adversely affecting our operating results. In addition, if coal production declines, we may not be able to produce sufficient amounts of coal to deliver under future sales contracts. Our inability to satisfy contractual obligations could result in prospective customers initiating claims against us. The operating risks that may have a significant impact on our future coal operations include:

·	variations in thickness of seams of coal;
·	adverse geologic conditions, including amounts of rock and other natural materials intruding into the coal seam, that could affect the stability of the roof and the side walls of the mine;
·	environmental hazards;
·	mining and processing equipment failures, structural failures and unexpected maintenance problems;
·	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials, or other accidents;
·

unexpected mine accidents, including rock-falls and explosions caused by the ignition of metallurgical coal dust, natural gas or other explosive sources at our mine sites or fires caused by the spontaneous combustion of metallurgical coal or similar mining accidents;

·	inclement or hazardous weather conditions and natural disasters or other force majeure events;
·	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
·	delays in moving our mining equipment;
·	railroad delays or derailments;
·	security breaches or terroristic acts; and
·	other hazards or occurrences that could also result in personal injury and loss of life, pollution and suspension of operations.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

·	personal injury or loss of life;
·	damage to and destruction of property, natural resources and equipment, including our coal properties and our coal production or transportation facilities;
·	pollution, contamination and other environmental damage to our properties or the properties of others;
·	potential legal liability and monetary losses;
·	regulatory investigations, actions and penalties;
·	suspension of our operations; and
·	repair and remediation costs.

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

Risks Related to Environmental, Health, Safety and Other Regulations

Current or future U.S. administrations and Congress could enact legislative and regulatory measures that could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

After the Trump administration’s first withdrawal from the Paris Agreement, which was effective in November 2020, the Biden administration announced reentry of the U.S. into the Paris Agreement in February 2021, along with a new “nationally determined contribution” for U.S. GHG emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. The U.S. also participated in various U.N. Framework Conventions on Climate Change and made various other environmental commitments. Various state and local governments also publicly committed to furthering the goals of the Paris Agreement. In January 2025, the second Trump administration announced the withdrawal from the Paris Agreement by the U.S. for a second time.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. In August 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The Inflation Reduction Act provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. In addition, the Biden administration took various measures to unwind a number of regulatory rollbacks enacted or proposed by the first Trump administration, including, among others, the ACE Rule, the NWPR, and the proposed NEPA overhaul. In addition, the Biden administration also rolled back certain changes to the CCR made by the first Trump administration. In January 2022, the EPA announced several actions with respect to the coal combustion residuals rules, including reiterating that surface impoundments cannot be closed with coal ash in contact with groundwater (in connection with the proposed denial of closure deadline extensions due to failure of a permittee to demonstrate compliance with coal combustion residuals rules – the EPA took final action to deny the request in November 2022) and establishing a federal permitting scheme for the disposal of coal ash and establish regulations for legacy coal ash surface impoundments. While it is currently anticipated that the second Trump administration will again roll back certain environmental regulations, the extent and timing of such changes is unknown, and future administrations may again reverse policies or changes adopted by the second Trump administration.

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

At present, we are principally focused on metallurgical coal production, which is not used in connection with the production of power generation. However, we may seek to sell greater amounts of our coal into the power-generation market in the future. The market for our coal may be adversely impacted if comprehensive legislation or regulations focusing on GHG emission reductions are adopted, or if our customers are unable to obtain financing for their operations. The extent of future regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions, including any reductions resulting from power plants ceasing operations or switching to fuels that produce fewer GHG emissions, could decrease demand for our coal, thereby reducing our revenues and materially and adversely affecting our business and results of operations. We or prospective customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards, and new legislation, regulations or international agreements in the future could otherwise result in increased costs to operate and maintain our or our customers’ facilities, capital expenditures to install other emission controls at our or our customers’ facilities, and costs to administer and manage any potential climate-related reporting or greenhouse gas emissions trading or tax programs. These costs and capital expenditures could be material and could increase the cost of and reduce demand for our products. Relatedly, to the extent others use or develop new technological advances in coal production in response to market or regulatory pressures to reduce their impact on the environment, we may be placed at a competitive disadvantage or may be forced by competitive pressures to implement new technologies at substantial costs. We may not be able to respond to these competitive pressures or implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete, our business, financial condition or results of operations could be materially and adversely affected. See also the risk factor “—Product alternatives or other technologies may reduce demand for our products.”

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

We and our potential customers are subject to stringent and complex laws, regulations and other legal requirements enacted by federal, state and local authorities relating to occupational health and safety and protection of the environment and natural resources. These include those legal requirements that govern discharges or emissions of materials into the environment, the management and disposal of substances and wastes, including hazardous wastes, the cleanup of contaminated sites, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, mitigation and restoration of streams or other waters, the protection of drinking water, assessment of the environmental impacts of mining, monitoring and reporting requirements, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. See “Business—Environmental and Other Regulatory Matters.” Examples include laws and regulations relating to:

·	occupational health and safety;
·	emissions to air and discharges to water;
·	plant and wildlife protection, including endangered species protections;
·	the reclamation and restoration of properties after mining or other activity has been completed;
·	limitations on land use;
·	mine permitting and licensing requirements;
·	the storage, treatment and disposal of wastes;
·	air quality standards;
·	water pollution;
·	protection of human health, plant-life and wildlife, including endangered and threatened species, and biodiversity;
·	protection of wetlands;
·	the discharge of materials into the environment;
·	remediation of contaminated soil, surface and groundwater; and
·	the effects of operations on surface water and groundwater quality and availability.

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

Our coal production is dependent upon our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult or impractical, and which may possibly preclude the continuance of ongoing mine development or operations or the development of future mining operations. The pace with which the government issues permits needed for new operations and for ongoing operations to continue mining, particularly CWA permits, can be time-consuming and subject to delays and denials. These delays or denials of environmental permits needed for mining could reduce our production and materially, adversely impact our cash flow and results of operations.

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

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Complying with regulations to address these emissions can be costly for our customers. For example, in order to meet the CAA limits for sulfur dioxide emissions from electric power plants, coal users must install costly pollution control devices, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. More costly and stringent environmental regulations could adversely impact the operations of our customers, which could in turn adversely impact our business. A number of coal-fired power plants, particularly smaller and older plants, have already been retired or announced that they will retire rather than retrofit to meet the obligations of these rules.

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

Public perception of our industry’s contribution to climate change or detractions from the transition to a lower-carbon economy has generated negative sentiment toward our industry and could result in reputational harm to our business, lower demand for our products, and increased demand for alternatives to our products. Numerous activist groups are devoting resources to anti-coal activities to minimize or eliminate the production of or use of coal as a source of electricity generation, domestically and internationally. Participants in the coal mining industry are frequently targeted by activist groups that openly attempt to disrupt the industry. For example, Greenpeace International filed a letter with the SEC alleging that one coal mining company’s filings relating to a proposed public offering of securities may contain incomplete and misleading disclosures regarding the risks of investing in the coal market. On another occasion, the

Sierra Club sent a letter to the SEC stating that it believed a coal mining company may be giving potential investors false impressions regarding risks to its business. Other groups have objected to our RAM No. 1 mine permit application in Pennsylvania. It is possible that we could continue to be the target of similar actions in the future, including when we attempt to grow our business through acquisitions or commence new mining operations. Activist groups have also brought lawsuits challenging the issuance of individual coal leases, historical and pending regulatory approvals, permits and processes that are necessary to conduct coal mining operations or to operate coal-fueled power plants. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed or burdened by requirements that restrict our ability to profitably conduct our business. Litigation risks are also increasing, as a number of government entities and private individuals have sought to bring suit against fossil fuel companies, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or customers. Private individuals or public entities may also seek to enforce laws and regulations against us and could allege personal injury, property damages or other liabilities in relation to climate change or other environmental, social and governance (“ESG”) matters. An unfavorable ruling in any such case could have an adverse impact on our financial condition. Any such activism could therefore materially and adversely impact our ability to operate our business or raise capital.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities; encouraging the consideration of ESG practices and ESG ratings of companies in a manner that may negatively affect coal companies, including increased negative investor sentiment, divestment of securities issued by coal companies and the diversion of investment to other industries; and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. For example, certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Several large investment banks have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants, which may make it more difficult for utilities to obtain financing for coal-fired plants. The impact of such efforts and developments may adversely affect the demand for and price of securities issued by us, adversely impact our access to the capital and financial markets, increase the cost of borrowing, cause a decline in our credit rating, increase the cost or reduce the availability of third-party insurance, increase our retention of risk through self-insurance, and limit our flexibility and ability to conduct business development activities. Further, in California, legislation was signed into law in September 2015 to require the state’s pension funds to divest investments in companies that generate 50% or more of their revenue from coal mining by July 2017. Additionally, Maine passed a law in June 2021 requiring the state pension system to divest holdings in coal, petroleum, natural gas and related products by 2026, and the New York State Common Retirement Fund has and is continuing to divest from coal assets. These efforts and developments, as well as concerted conservation and efficiency efforts, could also cause coal prices and sales of our coal to materially decline and could cause our costs to increase.

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

The metallurgical coal industry is highly volatile, and we cannot predict with certainty the amount of cash, if any, that will be available for distribution as dividends in any period. Also, there may be a high degree of variability from period to period in the amount of cash, if any, that is available for the payment of dividends. The amount of cash we generate from operations and the actual amount of cash we will have available for dividends will vary based upon, among other things:

·

risks related to the impact of pandemics such as the COVID-19 global pandemic, including with regard to the scope and duration of the outbreak, the health and safety of our employees, government actions and restrictive measures implemented in response, delays and cancellations of customer sales, supply chain disruptions and other impacts to the business, or our ability to execute our business continuity plans;

·	the development of our properties into producing coal mines;
·	the ability to begin generating significant revenues and operating cash flows;
·	the market price for coal;
·	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal, coke and steel;
·	unexpected operational events or geological conditions;
·	cost overruns;
·	our ability to enter into agreements governing the sale of coal, which are generally short-term in nature and subject to fluctuations in market pricing;
·	the level of our operating costs;
·	prevailing global and regional economic and political conditions;
·	changes in interest rates;
·	the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry;

·	delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits;
·	modification or revocation of our dividend policy by our board of directors; and
·	the amount of any cash reserves established by our board of directors.

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

In addition, Section 170 of the Delaware General Corporation Law (the “DGCL”) allows our board of directors to declare and pay dividends on the shares of our Class A common stock and Class B common stock either (a) out of our surplus, as defined in and computed in accordance with the DGCL or (ii) in case there shall be no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We may not have sufficient surplus or net profits in the future to pay dividends, and our subsidiaries may not have sufficient funds, surplus or net profits to make distributions to us. As a result of these and the other factors mentioned above, we can give no assurance that dividends will be paid in the future.

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

As of December 31, 2022, as a result of our market capitalization as of June 30, 2022, we became an accelerated filer and ceased being an emerging growth company. Therefore, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

·	the provisions of Section 404 requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

·	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

·

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

In addition, our Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Class A common stock and Class B common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our Class A common stock and Class B common stock.

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

Our Amended Charter and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and Class B common stock.

Our Amended Charter authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our Amended Charter and bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

·	limitations on the removal of directors;
·	limitations on the ability of our stockholders to call special meetings;
·	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
·	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
·

establishing advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Our Amended Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Amended Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our Amended Charter or our bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision does not apply to a cause of action brought under federal or state securities laws. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our Amended Charter described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Amended Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting. Our systems and procedures for internal control over financial reporting and the disclosure controls related to them have, and may have in the future, material weaknesses, which may adversely affect the value of our common stock.

We are responsible for maintaining systems and documentation necessary to evaluate the effectiveness of our internal control over financial reporting. These activities may divert management’s attention from other business concerns. As described in Part II, Item 9A, “Controls and Procedures” in this Annual Report, we have determined that certain of our internal control over financial reporting have material weakness. If we are unable to correct those issues in a timely fashion, or if other internal control issues arise, there could be a material adverse effect on our business, financial condition, results of operations and cash flows, and investors could lose confidence in our reported results, thus affecting our ability to finance our business. To maintain and improve our controls and procedures, we must commit significant resources, may be required to hire additional staff and will need to continue to provide effective management oversight, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The material weakness will not be considered remediated until enhanced controls are implemented and operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We can give no assurance that the measures we take to remediate the material weakness will be effective.

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

The assets attributed to one class are potentially subject to the liabilities attributed to another class, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other class. No provision of our Amended Charter prevents us from satisfying liabilities of one class with assets of another class, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

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

To the extent the market price of the Class B common stock tracks the performance of more focused classes of businesses and assets than our Class A common stock does, the market price of the Class B common stock may be more volatile than the market price of our existing common stock has been historically. The market price of the Class B common stock may be materially affected by, among other things:

·	actual or anticipated fluctuations CORE’s operating results;

·	potential acquisition activity by the Company (regardless of the class to which it is attributed) or the companies in which we invest;

·

issuances of debt or equity securities to raise capital by the Company or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the classes;

·	changes in financial estimates by securities analysts regarding the Class B common stock, the Class A common stock or CORE attributable to the Class B common stock;

·

the complex nature and the potential difficulties investors may have in understanding the terms of our new tracking stock, as well as concerns regarding the possible effect of certain of those terms on an investment in our stocks; and

·	general market conditions.

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

Our tracking stock capital structure could give rise to occasions when the interests of holders of one class of common stock might diverge or appear to diverge from the interests of holders of another class of common stock. Our Class B common stock is not issued by a separate entity and thus holders of Class B common stock do not have the right to elect a separate board of directors. As a result, the Company’s officers and directors owe fiduciary duties to the Company as a whole and all of our stockholders as opposed to only holders of a particular class of common stock. Decisions deemed to be in the best interest of the Company and all of our stockholders may not be in the best interest of a particular class of common stock when considered independently. Examples include:

·	decisions as to the terms of any business relationships between classes of common stock;

·	the terms of any reattributions of assets between classes of common stock;

·	decisions as to the allocation of consideration among the holders of Class B common stock and Class A common stock to be received in connection with a merger involving the Company;

·	decisions as to the allocation of corporate opportunities between the classes, especially where the opportunities might meet the strategic business objectives of both classes;

·	decisions as to operational and financial matters that could be considered detrimental to one class but beneficial to the other;

·	decisions as to the conversion of shares of Class B common stock into shares of Class A common stock;

·	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any interest that one class of common stock may own in the other class of common stock;

·	decisions as to the internal or external financing attributable to businesses or assets attributed to any of our classes of common stock;

·	decisions as to the dispositions of assets of any of our classes of common stock; and

·	decisions as to the payment of dividends on any of our classes of common stock.

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

We have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of Class A common stock or Class B common stock. Rather than develop additional specific procedures in advance, our Board intends to exercise its judgment from time to time, depending on the circumstances, as to how best to:

·	obtain information regarding the divergence (or potential divergence) of interests;

·	determine under what circumstances to seek the assistance of outside advisers;

·	determine whether a committee of our Board should be appointed to address a specific matter and the appropriate members of that committee; and

·	assess what is in the Company’s best interests and the best interests of all of our stockholders.

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

These provisions include:

·	authorizing a capital structure with multiple classes of common stock: a Class A common stock and Class B common stock;

·	classifying our Board with staggered three-year terms, which may lengthen the time required to gain control of our Board;

·	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;

·	limiting who may call special meetings of stockholders;

·	establishing advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings;

·

requiring stockholder approval by holders of at least 66 2/3% of our aggregate voting power with respect to certain extraordinary matters, such as an amendment to our Amended Charter (excluding amendments to Section 4.1 thereof) or bylaws, and the approval by holders of at least 75% of our aggregate voting power for the removal of a director; and

·

the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our Board to persons friendly to our then current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of the Company.

Risks Related to Our Senior Notes

The terms of the indentures governing our Senior Notes and the agreements and instruments governing our other indebtedness, including the Credit Agreement, and surety bonding obligations impose restrictions that may limit our operating and financial flexibility.

The indentures governing our Senior Notes and the agreements governing our other indebtedness, including the Credit Agreement, and surety bonding obligations contain certain restrictions and covenants which restrict our ability to incur liens and/or debt or provide guarantees in respect of obligations of any other person and other restrictions, all of which could adversely affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

These covenants limit, among other things, our ability to:

·	incur additional indebtedness under certain circumstances;
·	pay dividends on or make distributions in respect of stock or make certain other restricted payments, such as share repurchases;
·	make capital investments;
·	enter into agreements that restrict distributions from certain subsidiaries;
·	sell or otherwise dispose of assets;

·	use for general purposes the cash received from certain allowable asset sales or disposals;
·	enter into transactions with affiliates;
·	create or incur liens;
·	merge, consolidate or sell all or substantially all of our assets; and
·	receive dividends or other payments from subsidiaries in certain cases.

Our ability to comply with these covenants may be affected by events beyond our control and we may need to refinance existing debt in the future. A breach of any of the covenants under the indentures together with the expiration of any cure period, if applicable, could result in a default under our indentures. If any such default occurs, subject to applicable grace periods, the holders of our Senior Notes may elect to declare all outstanding Senior Notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. If the obligations under our Senior Notes were to be accelerated, our financial resources may be insufficient to repay the Senior Notes and any other indebtedness becoming due in full.

In addition, if we breach the covenants in any indenture governing the Senior Notes and do not cure such breach within the applicable time periods specified therein, we would cause an event of default under the indentures governing the Senior Notes and a cross-default to certain of our other indebtedness and the lenders or holders thereunder could accelerate their obligations. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

We may be able to incur substantially more debt, which could have important consequences to you.

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the Senior Notes do not prohibit us from doing so. If we incur any additional indebtedness that ranks equally with the Senior Notes, the holders of that debt will be entitled to share ratably with holders of our Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to holders of our Senior Notes. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences to our stockholders and holders of our Senior Note, because:

·	it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes;

·

a substantial portion of our cash flows from operations would have to be dedicated to interest and principal payments and may not be available for operations, capital expenditures, expansion, acquisitions or general corporate or other purposes;

·	it may impair our ability to obtain additional debt or equity financing in the future;

·	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;

·	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

·	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes, we could be in default on the Senior Notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness of the Company, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of the Company. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

However, no event of default under the Senior Notes would result from a default or acceleration of, or suit, other exercise of remedies or collection proceeding by holders of, our other outstanding debt, if any. As a result, all or substantially all of our assets may be used to satisfy claims of holders of our other outstanding debt, if any, without the holders of the Senior Notes having any rights to such assets. The indentures governing the Senior Notes do not restrict our ability to incur additional indebtedness.

Our future indebtedness could adversely affect our business, financial condition, results of operations, and ability to meet our payment obligations under the Senior Notes and our other debt.

The use of debt could have significant consequences on our future operations, including:

·	making it more difficult for us to meet our payment and other obligations under the Senior Notes and our other outstanding indebtedness;

·

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our financing arrangements, which event of default could result in substantially all of our debt becoming immediately due and payable;

·	reducing the availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

·	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our financing arrangements;

·	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

·

any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Senior Notes and our other debt.

Our ability to meet our payment and other obligations under our financing arrangements depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our financing arrangements or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Senior Notes and our other future debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Senior Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Senior Notes and our other debt.

The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future and rank pari passu with, which means equal to, all outstanding and future unsecured unsubordinated indebtedness issued by us and our general liabilities.

The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Senior Notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding, including indebtedness under our Revolving Credit Facility, equipment loans, and insurance financing arrangements, or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. The indentures governing the Senior Notes do not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of the Senior Notes. The Senior Notes rank pari passu with, which means equal to, all outstanding and future unsecured unsubordinated indebtedness issued by us.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Senior Notes are obligations exclusively of Ramaco Resources, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Senior Notes, and the Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indentures governing the Senior Notes do not prohibit us or our subsidiaries from incurring additional indebtedness in the future. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

Our subsidiaries conduct the substantial majority of our operations and own our operating assets.

Our subsidiaries conduct the substantial majority of our operations and own our operating assets. As a result, our ability to make required payments on the Senior Notes depends in part on the operations of our subsidiaries and our subsidiaries’ ability to distribute funds to us. To the extent our subsidiaries are unable to distribute, or are restricted from distributing, funds to us, we may be unable to fulfill our obligations under the Senior Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due on the Senior Notes or to make funds available for that purpose. The Senior Notes are not guaranteed by any of our subsidiaries or any other person.

The indentures under which the Senior Notes have been issued contain limited protection for holders of the Senior Notes.

The indentures under which the Senior Notes have been issued offer limited protection to holders of the Senior Notes. The terms of the indentures and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact holders of the Senior Notes. In particular, the terms of the indentures and the Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

·

issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries;

·	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the Senior Notes;

·	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

·	enter into transactions with affiliates;

·	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

·	make investments; or

·	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indentures do not include any protection against certain events, such as a change of control, a leveraged recapitalization or “going private” transaction (which may result in a significant increase of our indebtedness levels), restructuring or similar transactions. Furthermore, the terms of the indentures and the Senior Notes do not protect holders of the Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an event of default under the Senior Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Senior Notes may have important consequences for you as a holder of the Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes or negatively affecting the trading value of the Senior Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes.

An increase in market interest rates could result in a decrease in the value of the Senior Notes.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Senior Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if you purchase Notes bearing interest at fixed rates and market interest rates increase, the market values of those Notes may decline. We cannot predict the future level of market interest rates.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Senior Notes.

Any default under the agreements governing our indebtedness, including a default under any future credit facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Senior Notes and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Senior Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lender under any future credit facility or other debt we may incur in the future could elect to terminate its commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under the Senior Notes, which could further limit our ability to repay our debt, including the Senior Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lender under debt that we may incur in the future (for example, under a credit facility) to avoid being in default. If we breach our covenants under such debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the debt, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future credit facilities will likely have customary cross-default provisions, if the indebtedness under the Senior Notes or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Senior Notes, if any, could cause the liquidity or market value of the Senior Notes to decline significantly.

Our credit ratings, if any, are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Senior Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Senior Notes. Credit ratings are paid for by the issuer and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. An explanation of the significance of ratings may be obtained from the rating agency. Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. We do not undertake any obligation to maintain our credit ratings or to advise holders of Senior Notes of any changes in our credit ratings. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our company, so warrant.

The credit ratings for the Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

Credit ratings only reflect the views of the issuing rating agency or agencies, and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the Senior Notes. Credit ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Senior Notes may not reflect all risks related to us and our business, or the structure or market value of the Senior Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a credit rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Senior Notes.

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

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

·	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;
·	our funds available for operations and future business opportunities will be reduced by that portion of our cash flow required to make interest payments on our debt;
·	our ability to pay dividends if an event of default occurs and is continuing or would occur as a result of paying such dividend;
·	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
·	our flexibility in responding to changing business and economic conditions may be limited.

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

Certain banks, other financing sources and insurance companies have taken actions to limit available financing and insurance coverage for the development of new coal-fueled power plants and coal producers and utilities that derive a majority of their revenue from coal, and particularly from thermal coal. This may adversely impact the future global demand for coal. Increasingly, the actions of such financial institutions and insurance companies are informed by non-standardized “sustainability” scores, ratings and benchmarking studies provided by various organizations that assess environmental, social and governance matters. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities and other institutional investors, to divest themselves and to promote the divestment of securities issued by companies involved in the fossil fuel extraction market, or that have low ratings or scores in studies and assessments of the type noted above, including coal producers. These entities also have been pressuring lenders to limit financing available to such companies. These efforts may have adverse consequences, including, but not limited to:

·	restricting our ability to access capital and financial markets in the future;
·	reducing the demand and price for our equity securities;
·	increasing the cost of borrowing;
·	causing a decline in our credit ratings;
·	reducing the availability, and/or increasing the cost of, third-party insurance;
·	increasing our retention of risk through self-insurance;
·	making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
·	limiting our flexibility in business development activities such as mergers, acquisitions and divestitures.

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

The responsibility for managing and assessing material risks from cybersecurity threats lies with the Company’s IT Steering Committee, which met five times during 2024. The IT Steering Committee is made up of five members of senior management having legal or corporate finance backgrounds. The committee also includes one lead representative of the third-party IT management and security service providers utilized by the Company to mitigate cybersecurity risks as discussed above. Information regarding cybersecurity risks and mitigation efforts is reported periodically by the IT Steering Committee to the Company’s chief executive officer, chief financial officer, and Audit Committee. The Audit Committee is primarily responsible for the Board of Directors’ oversight of cybersecurity risks. The Company created and hired a new role in early 2025, Vice President of Information Technology and Cybersecurity, which is expected to enhance the management and oversight of cybersecurity.

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

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A “Risk Factors”

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A “Risk Factors”

The information that follows relating to the Elk Creek Complex, Berwind Complex, Knox Creek Complex, and Maben Complex is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report.

Item 2 Properties, Figure 1 below shows the location of our mining properties and offices as of December 31, 2024:

WGS 1984
N
Calgary
Brook Mine Property
Great Plains
UNITED
STATES
Denver
Lake
Superior
Ottawa
Toronto
Detroit
Chicago
New York
Washington
St. Louis
Elk Creek
Complex
Operations
Center
Executive
Headquarters
Maben Mine
Appalachian Mountains
Knox Creek
Complex
Berwind
Complex
Atlanta
Dallas
Houston
Monterrey
MÉXICO
Gulf of
Mexico
0 125 250 500 750 1,000
Miles
WEIR
Weir International, Inc.
Mining, Geology and Energy Consultants
Job 6434
March 2025

Figure 1
Ramaco US Operations

General Location Map
Ramaco Properties and Office Locations

Prepared For
Ramaco Resources, Inc.

At December 31, 2024, we had five mining properties, as summarized in the table below (tons produced in 000s), excluding the Brook Mine property:

					Clean Tons	Clean Tons	Clean Tons
		Controlled			Produced	Produced	Produced			Processing Facilities -
	Location	Acres	Yrs	Stage	2022	2023	2024	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming, and Mingo Counties, WV	20,200	15	Production	2,033	2,031	2,286	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind Complex	McDowell County, WV, Buchanan and Tazewell Counties, VA	62,500	20+	Production	416	601	794	Underground, Highwall, Surface	Low and Mid Volatile	Berwind Preparation Plant - Truck, Norfolk Southern RR
Knox Creek Complex	McDowell County, WV, Buchanan, Russell, and Tazewell Counties, VA	64,050	12	Production	235	370	326	Underground, Highwall, Surface	Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
Maben Complex	Wyoming and Raleigh Counties, WV	28,000	15	Production	—	172	265	Underground, Highwall, Surface	Low Volatile	Maben Preparation Plant - Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	1,567	n/a	Commercial Development or Other	—	—	—	Underground	High Volatile C	Truck, Barge
Total		176,317			2,684	3,174	3,671

At December 31, 2024, we owned or controlled, primarily through long-term leases, approximately 174,750 acres of coal in Virginia and West Virginia and 1,567 acres of coal in Pennsylvania. The aggregate annual production for our properties during the three most recently completed fiscal years are as follows: 3.7 million tons for fiscal year 2024, 3.2 million tons for fiscal year 2023, and 2.7 million tons for fiscal year 2022. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Many of these leases provide for a royalty payment to the lessor based on a specific price per ton of coal extracted or as a percentage of coal sales revenue. We believe that all of our leases were entered into at market terms.

The Company leases office space in Lexington, Kentucky, which serves as our executive headquarters as well as Charleston, West Virgina, which serves as an operations center. The Company also owns offices in Sheridan, Wyoming. See Item 1. “Business - Our Projects” for additional information about our mining operations and Wyoming initiatives.

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

We are the operators of the mining and processing operations and the mining methods we use consist of surface, underground and highwall mining methods. The mining operations for the Elk Creek, Berwind, Knox Creek, and Maben complexes are material to our business and are further described below.

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

The Elk Creek Complex consists of approximately 20,200 acres of leased coal holdings. Within the Elk Creek Complex controlled coal holdings, 16,000 acres lie in Logan County, 2,800 acres in Wyoming County and 1,400 acres in Mingo County. The Elk Creek Complex is in the production stage and currently has seven active mines, two planned and permitted mines, two permitted inactive mines, and one planned but not permitted mine. The four planned and/or permitted mines include one contour surface mine developing area for a highwall miner, and three underground room and pillar mines, which use continuous miners for mine development. Ramaco began production of metallurgical coal at the complex in 2016. A majority of the underground mines implement retreat mining, which results in mining recovery of greater than 80 percent. Contour mining has an average mining recovery of approximately 90 percent, and the highwall mines have an average mining recovery of approximately 40 percent.

The Elk Creek Complex is mining several seams and seam splits, including the Chilton A, Upper Dorothy, Upper Dorothy 2, 3, and 4, Middle Dorothy, Lower Dorothy, Upper Cedar Grove, Lower Cedar Grove A, Lower Cedar Grove B, Lower Cedar Grove C, Upper Alma, Lower Alma, Powellton, Eagle, and No. 2 Gas seams, in descending stratigraphic order.

Currently, there are seven active mines within the complex:

●	Ram No. 1 Surface and Highwall Mine
●	Ram No. 3 Surface and Highwall Mine
●	Stonecoal No. 2 Alma Deep Mine
●	Rockhouse Eagle Deep Mine
●	No. 2 Gas Deep Mine
●	Michael Powellton Deep Mine
●	Crucible Deep Mine Lower Cedar Grove B and C seams

There are two planned and permitted mines within the complex:

●	Ram No. 2 Surface and Highwall Mine (which is the extension of Ram No. 1 above), scheduled for late 2025 startup
●	Glen Alum Tunnel #1 Deep Mine, scheduled for 2027 startup

There are two permitted inactive mines, the Eight-Kay Deep Mine that is projected to start in 2027 as well as the Monarch Deep Mine that is scheduled to start in 2026. The Bens Creek Deep Mine is planned but is not yet permitted. The projected startup date for this mine is 2028. It is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions. With the exception of the Ram No. 2 mine, all planned mines are subject to future Board approval.

The current Elk Creek Complex Life-of-Mine (“LOM”) Plan projects mining through 2040; an expected mine life for the complex of 15 years. However, it is likely that future mines will be planned and scheduled, as necessary, to meet our production goals aligned with market conditions.

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

In order to utilize the increased capacity, we also completed development work on additional low-cost, high- volatile mines at Elk Creek during 2024, including the Ram 3 surface/highwall mine and the third section at the Stonecoal Alma mine, both of which were at full production by the end of the third quarter of 2024.

The gross book value of the Elk Creek Complex property and its associated plant and equipment was $331 million as of December 31, 2024. The Elk Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

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

Volatiles refers to the volatile matter contained in the coal. Classification of coal as low, mid or high-volatile refers to the specific volatile content within the coal, with coals of 17% to 22% volatile matter being classified as low-volatile, 23% to 31% as mid-volatile and 32% or greater as high-volatile. The volatile matter in coal impacts coke yield (i.e., the amount of coke and coke by-products produced per ton of coal charged). Low-volatile coal contains more carbon, but too much carbon can result in coke oven damage. Too much volatile matter results in less carbon and reduces the volume of coke produced. Therefore, coke producers use blends of high-volatile and low-volatile coals for coke production.

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

The Berwind Property consists of approximately 62,500 acres of leased coal holdings located in McDowell County, West Virginia and Buchanan and Tazewell Counties, Virginia. Ramaco obtained its initial lease for this property in 2015 and commenced mine operations in 2017. The Berwind Complex is in the production stage and currently has two active mines. The mines that were active at December 31, 2024 are underground room and pillar mines, which use continuous miners for mine development.

Ramaco started operations at the Berwind Pocahontas 4 Deep Mine in 2017 and idled the mine in mid-July 2022 due to an ignition that an investigation by the Mine Safety and Health Administration (MSHA) suggests was caused by lightning that struck a pilot hole for a new shaft. Production at the Berwind No. 1 Deep Mine restarted in the first quarter of 2023. The Company continues to increase production at the main Berwind low-volatile mine.

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

The current Berwind Complex Life-of-Mine (LOM) Plan projects mining through 2049, an expected mine life for the complex of over 20 years. However, it is likely that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

All Run-of-Mine (ROM) coal is washed at the Berwind Preparation Plant with no planned direct shipment coal. The Berwind Preparation Plant was initially built in 1955 and commissioned in 1957. Ramaco refurbished the preparation plant in 2021 and 2022 based on a design by Ramsey Industrial, with a current ROM processing capacity of 600 tons per hour.

The gross book value of the Berwind Complex property and its associated plant and equipment was $178 million as of December 31, 2024. The Berwind Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

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

Knox Creek Complex

The Knox Creek Complex consists of two general properties or areas as follows:

●	Big Creek Property
●	Knox Creek Property

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

The Knox Creek Complex consists of approximately 64,050 acres of owned and leased coal holdings. Within the Knox Creek Complex controlled coal holdings, 5,370 acres lie in McDowell County, West Virginia. The Knox Creek Complex is in the production stage and currently has one active mine and two planned and permitted mines. There are no active or planned West Virginia mines currently within the Knox Creek Complex. The single active mine is a contour surface mine developing areas for a highwall miner. The Company closed the Jawbone No. 1 Deep Mine during 2024, which was nearing end of mine life and experiencing higher cost production.

Ramaco began production of metallurgical coal at the complex in 2019. The underground mines will implement retreat mining, which typically results in mining recovery of 50 to 80 percent. At the surface mine, contour mining has an average mining recovery of approximately 90 percent, and highwall mining has an average mining recovery of approximately 40 percent.

The Knox Creek Complex is mining or plans to mine several seams and seam splits, including the Jawbone, Kennedy and Tiller seams.

Active Mine:

●	Big Creek Surface and Highwall Mine

Planned and Permitted Mines:

●	Knox Creek Tiller Deep Mine, scheduled for 2029 startup
●	Kennedy No. 3 Deep Mine, scheduled for 2029 startup

Closed Mines:

●	Big Creek Jawbone No. 1 Deep Mine was active during most of 2024, but was closed later in the year and is no longer active

The current Knox Creek Complex Life-of-Mine (LOM) Plan projects mining through 2037, an expected mine life for the complex of 12 years. It is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions. Both planned mines listed above are subject to future Board approval.

All Run-of-Mine (ROM) coal is washed at the Knox Creek Preparation Plant. The Knox Creek Preparation Plant, built in 1981 by Powell Construction Company located in Johnson City, Tennessee, is a well designed and constructed preparation plant, with ROM processing capacity of 750 tons per hour.

The gross book value of the Knox Creek Complex property and its associated plant and equipment was $34 million as of December 31, 2024. The Knox Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

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

Maben Complex

The Maben Complex is located approximately 52 miles south of Charleston, WV. The complex includes areas in Wyoming and Raleigh County, West Virginia.

The Maben Complex and surrounding area have an extensive history of coal mining, primarily by contour surface and underground mining methods. Mining within the area likely began in the early-1900s, and there have been many different mine operators both large and small in the region since then. The Maben Coal Company, unrelated to Ramaco, was one of the primary operators on the Maben property and in the region. Pocahontas Coal Company also had a presence in the region.

The Maben property consists of approximately 28,000 acres of controlled mineral rights acquired from the purchase of Maben Coal in the third quarter of 2022 from Appleton Coal, LLC. As part of the transaction, we assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorizes mining by both surface and highwall mining methods as well as by underground methods. We also assumed issued permits covering an existing haul road, as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed at the closing date. During 2024, the Company completed the purchase of an existing coal preparation plant and relocated the plant to the Maben Complex, which was commissioned early in the fourth quarter.

The Maben Complex is in the production stage and currently has one active mine and three planned underground mines.

Active Mine:

●	Maben Surface and Highwall Mine

Planned and Permitted Mines:

●	Beckley Crystal Deep Mine, scheduled for 2026 startup
●	Allen Creek Mine No. 1, scheduled for 2028 startup

Planned and Unpermitted Mine:

●	Slick Rock Sewell Deep Mine, scheduled for late 2026 startup

The current expected mine life for the complex is 15 years; however, it is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

The gross book value of the Maben Complex property and its associated plant and equipment was $24 million as of December 31, 2024. The Maben Complex utilizes industry standard, modern surface and highwall mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Maben Complex produces high-quality, low-volatile metallurgical coal, which serves both domestic metallurgical coal consumers and the global seaborne metallurgical coal market.

We are unaware of any significant encumbrances to the Maben Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Other Properties

Refer to the discussion of our RAM Mine under Item 1. “Business - Our Projects” for information about this property, which is not included in the disclosures of mineral resources and reserves at December 31, 2024 to follow.

Summary of Mineral Resources and Reserves

Summaries of mineral resources and reserves at our material properties as of December 31, 2024, are set forth in Tables 1 and 2.

Table 1. Summary of Mineral Resources at the end of Fiscal Year ended December 31, 2024

	In-Place Resources (000 Tons)			(000 Tons)	Coal Quality (Dry Basis) Raw
	Measured	Indicated	Total	Inferred	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area

Berwind Complex
Red Ash 2	15,740	-	15,740	-	8.25	86.48
Tiller	11,230	-	11,230	-	22.38	92.68
Greasy Creek 2	3,325	-	3,325	-	30.55	97.27
Pocahontas 11	8,030	-	8,030	-	22.64	91.73
Pocahontas 10	11,075	-	11,075	-	15.90	87.94
Pocahontas 9-2	33,226	45	33,271	-	17.00	86.95
Pocahontas 9-1	9,700	15,920	25,620	4,495	17.00	88.61
Pocahontas 6	8,303	-	8,303	-	38.10	101.74
Pocahontas 5	41,755	1,512	43,267	-	11.40	85.44
Pocahontas 4	50,233	6,683	56,916	-	18.20	88.96
Pocahontas 3	127,914	8,481	136,395	-	16.19	88.02
Squire Jim	243,471	37,734	281,205	-	25.00	94.39
Berwind Complex Total	564,002	70,375	634,377	4,495	20.41	91.06

Knox Creek Complex
Big Creek Property	35,775	-	35,775	-	14.10	91.42
Knox Creek Property	234,093	6,580	240,673	-	13.62	87.77
Knox Creek Complex Total	269,868	6,580	276,448	-	13.68	88.28

Elk Creek Complex
Ram Surface	96,776	12,626	109,402	-	15.42	88.42
Crucible Deep	2,285	730	3,015	-	8.74	84.04
Stonecoal No. 2 Alma Deep Mine	16,202	2,917	19,119	-	14.32	86.83
Rockhouse Eagle Deep Mine	4,065	35	4,100	-	19.62	89.07
Moorfork Mine	2,390	360	2,750	-	15.49	82.24
Bens Creek Deep Mine	15,510	24,425	39,935	-	25.83	93.81
Lower War Eagle	4,965	2,870	7,835	70	21.76	90.64
Glen Alum Tunnel #1 Deep Mine	9,295	10,855	20,150	815	4.80	81.13
Gilbert Deep Mine	2,085	2,565	4,650	85	23.56	92.66
Elk Creek Complex Total	153,573	57,383	210,956	970	16.60	88.59

Maben Complex
Sewell	13,336	1,153	14,489	-	12.20	85.61
Welch	378	-	378	-	N/A	88.60
Little Raleigh	748	273	1,021	-	43.95	105.42
Beckley	43	-	43	-	9.82	84.13
Lower Beckley	29,527	-	29,527	-	15.43	87.63
Fire Creek	536	288	824	-	N/A	88.60
Pocahontas No. 9	1,042	51	1,093	-	N/A	88.60
Pocahontas No. 6	33,780	1,826	35,606	-	18.35	89.45
Pocahontas No. 4	51,732	2,175	53,907	-	24.99	93.59
Pocahontas No. 3	88,476	4,683	93,159	-	22.21	91.86
Maben Complex Total	219,598	10,449	230,047	-	19.78	88.10

Grand Total	1,207,041	144,787	1,351,828	5,465

Notes:

●	Mineral Resources reported above are not Mineral Reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves.
●	Resource probable economic mineability is based on underground minable resources with 2.0 feet minimum seam thickness, surface and highwall mines with 1.0 foot minimum seam thickness, area mining with a cutoff stripping ratio of 20:1, and primarily metallurgical low and mid-volatile coal at the Berwind Complex realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile coal at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB Mine), primarily metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine), and primarily metallurgical low-volatile coal at the Maben Complex realizing a sales price of $153 per ton and cash cost of $116 per clean ton (FOB Mine) based on their respective TRS reports, which can be found in the Exhibits.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary of Mineral Reserves at the end of Fiscal Year ended December 31, 2024

	Clean Recoverable Reserves (000 tons)			Average Coal Quality (Raw Dry Basis)
	Proven	Probable	Total	Ash (%)	Relative Density (Lbs./Cu.Ft.)

Berwind Complex
Berwind No. 1 Deep Mine - Pocahontas 4	16,046	26	16,072	23.70	92.82
Laurel Fork Deep Mine - Pocahontas 3	2,454	-	2,454	10.60	84.32
Triple S Highwall Mine - Pocahontas 5	141	37	178	11.10	84.89
Berwind Complex Total	18,641	63	18,704	20.26	89.93

Knox Creek Complex
Big Creek Surface and Highwall Mine - Tiller 1-2	120	-	120	19.09	89.75
Big Creek Jawbone 1 Deep Mine	-	-	-	30.60	97.38
Knox Creek Tiller Deep Mine - Jawbone 3	6,362	-	6,362	16.10	88.05
Kennedy No. 2 Deep Mine	720	-	720	13.60	86.48
Knox Creek Complex Total	7,202	-	7,202	16.69	88.43

Elk Creek Complex
Ram Surface No. 1 and Highwall Mine	1,164	-	1,164	17.68	88.72
Ram Surface No. 3 and Highwall Mine	2,628	440	3,068	15.79	87.83
Crucible Deep	3,635	645	4,280	10.38	84.11
Stonecoal No. 2 Alma Deep Mine	5,588	60	5,648	24.32	88.49
Michael Powellton Mine	1,352	45	1,397	40.70	103.20
Rockhouse Eagle Deep Mine	1,163	345	1,508	18.55	88.61
No. 2 Gas Deep Mine	3,767	112	3,879	22.30	91.40
Eight-Kay	1,390	240	1,630	12.32	85.73
Bens Creek Deep Mine	1,670	170	1,840	28.56	95.84
Glen Alum Tunnel #1 Deep Mine	2,380	2,190	4,570	5.94	81.78
Elk Creek Complex Total	24,737	4,247	28,984	17.29	87.86

Maben Complex
Maben Surface and Highwall	1,929	20	1,949	12.20	82.87
Crystal Beckley Deep Mine	2,161	18	2,179	15.40	89.17
Slick Rock Sewell Deep Mine	3,007	-	3,007	12.20	82.87
Allen Creek No. 1 Mine	4,402	-	4,402	22.20	91.73
Maben Complex Total	11,499	38	11,537	16.62	87.98

Grand Total	62,079	4,348	66,427

Notes:

●	Clean recoverable reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency.
●	Mineral Reserves estimated for the Berwind Complex are based primarily on metallurgical low and mid-volatile coal realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile coal at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB mine), primarily metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine), and primarily metallurgical low-volatile coal at the Maben Complex realizing a sales price of $153 per ton and a cash cost of $116 per clean ton (FOB mine) based on their respective TRS reports, which can be found in the Exhibits.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
●	Mineral Reserves are reported exclusive of Mineral Resources.

Our coal resource and reserve estimates at December 31, 2024, were prepared by a qualified person (“QP”) and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our coal resource and reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. The most recent studies of our coal reserves for the Elk Creek Complex, Berwind Complex, Knox Creek Complex, and Maben Complex were prepared by an independent engineering firm, Weir International, Inc. (“Weir”). In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based on production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

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

Summaries of the mineral resources and mineral reserves as of December 31, 2024 and December 31, 2023 are shown below. Weir served as the QP and prepared the estimates of mineral resources and mineral reserves at the Berwind Complex, Knox Creek Complex, Elk Creek Complex, and Maben Complex. Since a material change has not occurred from the last TRS filed for each of the Berwind, Knox Creek, and Elk Creek complexes, the previous years’ TRSs have not been updated. Refer to Exhibit 96.1, 96.2, and 96.3 for access to the previous TRS for the Berwind Complex, Knox Creek Complex, and Elk Creek Complex, respectively. Refer to Exhibit 96.4 for the TRS for the Maben Complex.

	Year ended December 31,		Year ended December 31,
	2024		2023
(in millions)	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves

Area
Berwind Complex	634	19	629	23
Knox Creek Complex	277	7	275	8
Elk Creek Complex	211	29	215	28
Maben Complex	230	11	—	—
Total	1,352	66	1,119	59

Estimates of coal reserves and resources are updated annually to reflect changes resulting from active mine production, mine plan modifications, property acquisitions/sales, impacts of additional exploration drilling, and any other changes that impact remaining coal reserve and resource tonnage.

The combined proven and probable reserves increased by 7 million tons and measured and indicated in-place resources increased by 233 million tons during 2024, both of which were driven by the completion of reserves and resources assessments for the first time for the Maben Complex.

Key assumptions and parameters relating to the mineral resources and mineral reserves are discussed in sections 11 and 12, respectively, of each TRS.

Exploration Target

Brook Mine is an exploration property that includes three drillhole programs involving a total of 124 new core drillholes, targeting rare earth elements and critical minerals within the current Brook Mine permit area. So far, the results of these drilling programs and related chemical, metallurgical, and mineralogy testing, indicate elevated levels of rare earth elements neodymium, praseodymium, dysprosium, and terbium along with significant concentrations of critical minerals gallium, and germanium, and scandium. Work is ongoing to evaluate the potential extraction of these resources within the current Brook Mine permit area and to conclude whether such activities would be commercially feasible. The Company anticipates completing its techno-economic analysis of the overall commercial aspects of the potential opportunity in 2025 and anticipates beginning construction of a demonstration processing facility in mid to late 2025.

There has been insufficient analysis of the Brook Mine to estimate a mineral resource and it is unclear, at present, whether further exploration and analysis will result in the estimation of a mineral resource. The exploration target therefore does not represent, and should not be construed to be, an estimate of a mineral resource or mineral reserve as such terms are used in subpart 1300 of Regulation S-K.

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

Market Information. Our Class A and Class B common stock are listed on the NASDAQ Global Select Market under the symbols “METC” and “METCB,” respectively. Our 9.00% Senior Notes due 2026 (the Senior Notes due 2026) and 8.375% Senior Notes due 2029 (the Senior Notes due 2029) are listed on the NASDAQ Global Select Market under the symbols “METCL” and “METCZ,” respectively.

Holders. As of the close of business on February 28, 2025, there were 72 holders of record of our Class A common stock and 75 holders of record of our Class B common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

Dividends. The Company declared a mix of cash and non-cash dividends to its shareholders during 2024. The Company declared $19.1 million of total cash dividends during 2024, which includes $12.1 million to Class A shareholders, and $6.2 million to Class B shareholders and $0.8 million of forfeitable dividends subject to the vesting conditions of outstanding restricted stock units and performance stock units. During the fourth quarter of 2024, the Company declared $12.7 million of non-cash dividends to Class A shareholders, totaling $12.0 million of Class B common shares and $0.7 million of Class B forfeitable dividend equivalent units. Lastly, during the fourth quarter of 2024, the Company declared $2.2 million of non-cash dividends to Class B shareholders, which included $2.1 million of Class B common shares and $0.1 million of Class B forfeitable dividend equivalent units. The number of Class B common shares and units is determined based on the closing price of Class B stock on the record date for each non-cash dividend declared.

Dividends to holders of Class A common stock were declared in the total amount of approximately $0.55 per share during 2024 ($0.1375 per quarter). Dividends to holders of Class B common stock were declared in the total amount of approximately $0.94 per share during 2024 ($0.22 - $0.24 per quarter). All dividends declared for holders of Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter.

Subsequent to the date of the financial statements, the Company declared an additional quarterly cash dividend for holders of Class B common stock in February 2025, in the amount of $0.1971 per share of Class B common stock, which is payable on March 14, 2025, to shareholders of record on February 28, 2025. In addition, on March 17, 2025, the Company announced that the Board of Directors declared a dividend in the amount of $0.06875 per share of Class A common stock, which will be paid in Class B common stock on June 13, 2025 to Class A shareholders of record on May 30, 2025. The number of shares of Class B common stock to be distributed will be determined based on the closing price of Class B common stock on May 30, 2025.

The Company anticipates distributing quarterly dividends at similar per-share amounts in the future; however, it is currently unknown whether cash or non-cash dividends will be declared for Class A and Class B shareholders in future periods, as future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change. In addition, the Board of Directors retains the power to change or add expense allocation policies related to CORE, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time without shareholder approval.

Equity Compensation Plans. The Company does not have any non-stockholder approved equity compensation plans.

Stock Repurchases. The Company routinely allows employees to surrender common stock that would be issuable upon the vesting or exercise of stock-based compensation awards to pay estimated taxes. The value of common stock surrendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. During the quarter and year ended December 31, 2024, there were no repurchases of common shares previously issued.

Additional Information. Refer to Part II, Item 8, Note 9 for additional information related to stockholders’ equity matters.

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

Overview

Our primary source of revenue is the sale of metallurgical coal. We are a pure-play metallurgical coal company with 66 million reserve tons and 1,352 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue development of our existing properties and grow annual production over the next few years to approximately seven million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment in the medium-term. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties, and global economic conditions. Coal consumption and production in the U.S. are driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts. Blast furnace steelmaking is more prevalent outside the U.S. compared to domestic steel production, which creates demand for exports of metallurgical coal, including demand growth in Asia Pacific.

Global metallurgical coal markets softened in 2024 due to constrained economic growth in some regions of the world and continued conflict overseas. The global steel market experienced slower growth, especially in China, resulting in elevated levels of Chinese steel exports. These conditions have led steel companies to both cut back on their own production and to reduce the price they are willing to pay for their metallurgical coal feedstock. For 2025, overall steel demand will likely remain weak in the near term; however, supply cuts may occur for higher cost operations absent a significant upward movement in pricing. Longer term, the Company believes that limited global investment in new coking coal production capacity, the industrialization of emerging economies, expansion of urbanization globally, and an eventual return to economic growth will support coking coal markets overall.

We sold 4.0 million tons of coal during 2024 compared to 3.5 million tons during 2023. North American markets made up 33% of our revenues and export markets, excluding Canada, accounted for 67% of our revenues for both 2024 and 2023. Export sales often contain index-based pricing and, therefore, greater volatility in pricing and revenues.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In 2024, our total capital expenditures were $68.8 million, excluding capitalized interest of $1.5 million. In 2023, our capital expenditures were $82.9 million, excluding capitalized interest of $1.1 million. The decrease in capital expenditures was due to the Company’s progress related to strategic growth projects.

The Company produced 3.7 million tons during 2024 compared to 3.2 million tons during 2023 as a result of the increase in capacity and completed development work. The Company expects full-year production volumes in 2025 between 4.2 and 4.6 million tons with an ability to vary production dependent on market conditions.

While the Company normally pays cash dividends on a quarterly basis, the Company paid dividends in the fourth quarter of 2024 to both Class A and Class B shareholders in the form of Class B stock. This decision was based on the Company’s goal of returning value to its shareholders while maintaining the Company’s commitment to prioritize liquidity and financial optionality as we move into 2025.

The Company continues to assess its potential rare earth elements and critical minerals deposit in Wyoming. Analysis performed to date indicates elevated levels of rare earth elements along with significant concentrations of critical minerals gallium and germanium, which were banned for export to the United States by China on December 2, 2024. The Company hopes to complete its techno-economic analysis of the overall commercial aspects of the potential opportunity and begin construction of a pilot processing facility in mid to late 2025. The Company recently received a $6.1 million matching grant from the Wyoming Energy Authority, which will be applied toward development of the pilot plant and related facilities at the Brook Mine.

No revenues have been recognized from the Company’s Wyoming initiatives.

Results of Operations

	Years ended December 31,
(In thousands, except per share amounts)	2024	2023	2022

Revenue	$666,295	$693,524	$565,688

Costs and expenses
Cost of sales (exclusive of items shown separately below)	533,293	493,793	332,960
Asset retirement obligations accretion	1,465	1,403	1,115
Depreciation, depletion, and amortization	65,615	54,252	41,194
Selling, general and administrative expenses	49,286	48,831	40,032
Total costs and expenses	649,659	598,279	415,301

Operating income	16,636	95,245	150,387

Other income (expense), net	4,407	18,321	2,637
Interest expense, net	(6,123)	(8,903)	(6,829)
Income before tax	14,920	104,663	146,195

Income tax expense	3,728	22,350	30,153

Net income	$11,192	$82,313	$116,042

Earnings per common share
Basic - Single class (through 6/20/2023)	$—	$0.71	$2.63
Basic - Class A	$0.11	$1.06	$—
Total	$0.11	$1.77	$2.63

Basic - Class B	$0.50	$0.42	$—

Diluted - Single class (through 6/20/23)	$—	$0.70	$2.60
Diluted - Class A	$0.11	$1.03	$—
Total	$0.11	$1.73	$2.60

Diluted - Class B	$0.47	$0.40	$—

Adjusted EBITDA	$105,792	$182,126	$204,555

Net income and Adjusted EBITDA were lower in 2024 compared to 2023, despite the increase in sales volume, due to the decrease in metallurgical coal price indices. This occurred due to a variety of macroeconomic factors including the Chinese oversupply of steel during 2024. In addition, net income and Adjusted EBITDA for 2023 benefitted from $15.9 million of pre-tax income for proceeds received from insurance claims related to the 2022 Berwind ignition and 2018 silo failure. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Adjusted EBITDA.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Our revenue includes sales to customers of Company-produced coal as well as smaller amounts of coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

For the year ended December 31, 2024, we had revenue of $666.3 million from the sale of 4.0 million tons of coal. During 2023, we sold 3.5 million tons of coal for total revenue of $693.5 million.

Coal sales information is summarized below:

	Years ended December 31,
(In thousands)	2024	2023	Increase (Decrease)

Revenue	$666,295	$693,524	$(27,229)
Tons sold	3,989	3,455	534
Total revenue per ton sold (GAAP basis)	$167	$201	$(34)

Cost of sales	$533,293	$493,793	$39,500
Tons sold	3,989	3,455	534
Total cost of sales per ton sold (GAAP basis)	$134	$143	$(9)

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Revenue. Coal sales revenue for full-year 2024 was $666.3 million, approximately 4% lower than 2023, despite the increase in tons sold, due to the negative impact of pricing. The 15% increase in tons sold occurred in both North America and export markets, with export volumes increasing by 18% and North America volumes increasing by 10%. The volume increase was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 17% from $201 per ton for the year ended December 31, 2023 to $167 per ton for year ended December 31, 2024 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 18% from $170 per ton for the year ended December 31, 2023 to $140 per ton for the year ended December 31, 2024. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. U.S. metallurgical coal price indices have fallen by roughly 32% on a year-to-date basis driven by the macroeconomic conditions discussed previously. We expect metallurgical coal prices to remain volatile in the near term.

Refer to Note 2—Summary of Significant Accounting Policies—Concentrations and Note 11—Revenues in Item 8, Part II for additional information regarding sales to customers.

Cost of sales. Our cost of sales totaled $533.3 million for full-year 2024, approximately 8% higher than 2023, due to the increase in tons sold discussed above. Cost of sales per ton sold decreased 6% from $143 per ton in 2023 to $134 per ton in 2024. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 5% from $110 per ton in 2023 to $105 per ton in 2024. Mine costs for 2024 were impacted negatively by challenging geology and labor constraints in the first quarter of 2024 but improved thereafter due to efficiencies gained from increased production compared to 2023.

Asset retirement obligation accretion. ARO accretion was $1.5 million for 2024 and was nearly flat versus 2023.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $65.6 million in 2024 compared to $54.3 million in 2023. The increase in 2024 was due to the increases in plant and equipment and production versus 2023. The increase in 2024 also included $1.1 million of additional amortization of capitalized development for the Knox Creek Jawbone mine, which occurred due to the closure of the mine during 2024.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses were $49.3 million for 2024 compared to $48.8 million for 2023. SG&A expenses in 2024 include a $3.9 million benefit accrued for the probable recovery of previously incurred attorney fees related to silo failure litigation developments, which is not indicative of future SG&A expenses. This matter offset most of the 2024 increase in stock-based compensation compared to 2023.

Other income (expense), net. Other income, net was $4.4 million in 2024 compared to $18.3 million in 2023. The activity in 2024 was primarily related to the $2.2 million recovery of previously incurred demurrage and other transportation-related matters, a $1.2 million lost coal recovery claim, and an actuarial gain of $0.5 million associated with the Company’s occupational disease benefit obligation. The activity in 2023 was related mostly to insurance proceeds received in 2023 related to the 2022 Berwind ignition event that occurred in 2022 and the silo failure that occurred in 2018. The Company received proceeds of $17.0 million during 2023 and had accrued a recovery asset of $1.1 million in the previous period; thus, a gain of $15.9 million was recognized in 2023. This activity is not indicative of expected future results.

Interest expense, net. Interest expense, net was approximately $6.1 million in 2024 as compared to $8.9 million in 2023. The decrease in net interest expense in 2024 was primarily due to the repayment of debt associated with the previous acquisitions of Ramaco Coal and Maben Coal.

Income tax expense. We recognized income tax expense of $3.7 million and $22.4 million in 2024 and 2023, respectively. The lower amount in 2024 was largely due to the decrease in income before taxes. Refer to Note 13 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for an explanation of differences versus the statutory rate of 21%.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation; depreciation, depletion, and amortization expenses; income taxes; accretion of asset retirement obligations; and, when applicable, certain non-operating items (income tax penalties and charitable contributions). A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Years ended December 31,
(In thousands)	2024	2023	2022
Reconciliation of Net Income to Adjusted EBITDA
Net income	$11,192	$82,313	$116,042
Depreciation, depletion, and amortization	65,615	54,252	41,194
Interest expense, net	6,123	8,903	6,829
Income tax expense	3,728	22,350	30,153
EBITDA	86,658	167,818	194,218
Stock-based compensation	17,466	12,905	8,222
Other non-operating	203	—	1,000
Accretion of asset retirement obligation	1,465	1,403	1,115
Adjusted EBITDA	$105,792	$182,126	$204,555

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

	Years ended December 31,
(In thousands)	2024	2023	Increase (Decrease)

Revenue	$666,295	$693,524	$(27,229)
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	(107,031)	(104,897)	(2,134)
Non-GAAP revenue (FOB mine)	$559,264	$588,627	$(29,363)
Tons sold	3,989	3,455	534
Non-GAAP revenue per ton sold (FOB mine)	$140	$170	$(30)

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

	Years ended December 31,
(In thousands)	2024	2023	Increase (Decrease)

Cost of Sales:	$533,293	$493,793	$39,500
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(106,241)	(105,739)	(502)
Alternative mineral development costs	(4,755)	(3,849)	(906)
Idle and other costs	(1,529)	(3,978)	2,449
Non-GAAP cash cost of sales	$420,768	$380,227	$40,541
Tons sold	3,989	3,455	534
Non-GAAP cash cost per ton sold (FOB mine)	$105	$110	$(5)

Refer to coal sales information for cost per ton sold (GAAP basis) calculations

2025 Sales Commitments

As of December 31, 2024, we had entered into forward sales contracts for approximately 1.5 million tons to North American customers at an average fixed price of $152 per ton, excluding freight, 0.1 million tons to export customers at an average fixed price of $145 per ton, excluding freight, and 1.4 million additional tons to export customers priced against various benchmark indices. The Company expects to satisfy approximately 98% of these commitments in 2025 and the remainder in 2026. Sales commitments of another 0.5 million tons were obtained subsequent to December 31, 2024.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As stated above, we had entered into forward sales contracts with certain North American customers at an average fixed price of $152 per ton, excluding freight, as of December 31, 2024. This is lower than the average fixed price of $166 per ton, excluding freight, that was obtained during the previous contracting season for North America.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers. Our primary uses of cash include the cash costs of coal production, capital expenditures, acquisitions, royalty payments, and other operating expenditures.

Cash flow information is as follows:

	Years ended December 31,
(In thousands)	2024	2023	2022
Consolidated statement of cash flow data:
Cash flows provided by operating activities	$112,665	$161,036	$187,870
Cash flows used for investing activities	(70,835)	(72,211)	(145,708)
Cash flows used for financing activities	(50,788)	(82,517)	(28,495)
Net change in cash and cash equivalents and restricted cash	$(8,958)	$6,308	$13,667

Cash flows provided by operating activities during 2024 decreased $48.4 million versus the prior year driven by lower cash earnings. Changes in operating assets and liabilities were favorable on a net basis versus the prior year, which was driven by receivables collections and was largely due to fluctuations in fourth quarter revenues for 2024, 2023, and 2022.

Net cash used for investing activities during 2024 decreased slightly by $1.4 million versus the prior year primarily due to lower capital expenditures of $14.1 million offset partially by $11.2 million of insurance proceeds received in 2023 related to previous investments. The decrease in capital expenditures was due to the Company’s continued progress related to strategic growth projects and, therefore, the need for less growth capital expenditures. The $11.2 million of insurance proceeds received during 2023 related to property, plant, and equipment claims from the 2022 Berwind ignition event and 2018 silo failure.

Net cash used for financing activities was $31.7 million lower in 2024 versus 2023, which was driven by debt-related activities. The Company repaid $38.2 million more acquisition-related financing in 2023 compared to 2024. In addition, the Company issued new senior notes during 2024 resulting in net cash proceeds of $55.2 million and paid off its outstanding revolver borrowings from 2023 in the amount of $42.5 million while continuing to pay down its finance leases and equipment loans. Equity-related activities, in total, were nearly flat year to year despite the Company’s declaration of non-cash dividends to its Class A and Class B shareholders in the fourth quarter of 2024 as discussed earlier. The Company began paying cash dividends on Class B common stock during the third quarter of 2023 shortly after the initial distribution discussed below.

On June 21, 2023, the Company distributed Class B common stock, a tracking stock, to provide existing holders of the Company’s common stock an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially by the Company as part of the Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost-bearing revenue streams based on the Company’s current expectations:

●	Royalty fees derived from the royalties associated with the Ramaco Coal and Amonate reserves, which we believe approximates 3% of Company-produced coal sales revenue excluding coal sales revenue from Knox Creek,
●	Infrastructure fees based on $5.00 per ton of coal processed at our preparation plants and $2.50 per ton of loaded coal at the Company’s rail load-out facilities, and
●	Future income derived, if and when realized, from rare earth elements, critical minerals, and advanced carbon products initiatives.

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

All cash dividends declared to date for Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter.

	Year ended December 31,	Three months ended December 31,	Year ended December 31,	Three months ended December 31,
(In thousands)	2024	2024	2023	2023

Royalties
Total Royalties	$14,883	$3,201	$10,314	$4,012

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$17,075	$4,032	$12,386	$4,432
Rail Load-outs (Loading at $2.50/ton)	8,049	2,176	6,126	2,198
Total Infrastructure Fees (at $7.50/ton)	$25,124	$6,208	$18,512	$6,630

CORE Royalty and Infrastructure Fees	$40,007	$9,409	$28,826	$10,642

Total Cash Available for Dividend for Class B Common Stock	$40,007	$9,409	$28,826	$10,642

20% of Cash Available for Dividend for Class B Common Stock	$8,001	$1,882	$5,765	$2,128

Refer to Part II, Item 8, Note 16 for information regarding dividends declared subsequent to the date of the financial statements.

The Company anticipates distributing quarterly dividends at similar per-share amounts in the future; however, it is not known at this time whether the Company will declare additional non-cash and/or stock dividends to Class A and Class B shareholders in future periods. Future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Restricted cash balances at December 31, 2024 and December 31, 2023 were both $0.8 million and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the consolidated balance sheets.

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K for a discussion of the Company’s cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Indebtedness

At December 31, 2024, we had $92.4 million of outstanding debts, or $88.6 million net of unamortized issuance costs. Our indebtedness was comprised of $92.0 million of senior note debt ($88.1 million net of unamortized discounts and issuance costs) and $0.4 million of various equipment loans. Of these amounts, $0.4 million is contractually due in 2025.

The Company’s outstanding debt decreased slightly by $1.6 million in 2024 as repayments of revolver borrowings, acquisition-related debt, and equipment loans were nearly offset by new senior note debt issued in the fourth quarter of 2024. Revolver borrowings, which are typically used for the management of our normal operating cash position, were repaid in full at December 31, 2024. The Company has also repaid in full all financing related to its previous acquisitions of Ramaco Coal and Maben Coal.

The Company completed a debt offering of $57.5 million, in the aggregate, of the 8.375% Senior Unsecured Notes due 2029 (the “Senior Notes due 2029”). The Company incurred transaction-related fees of $2.3 million and third-party debt issuance costs of $0.8 million (including a small portion not yet funded at December 31, 2024). These notes mature on November 30, 2029, unless redeemed prior to maturity. The Senior Notes due 2029 bear interest at a rate of 8.375% per annum, which is payable quarterly in arrears. The proceeds, net of transaction fees and debt issuance costs, are for general corporate purposes, including funding future investments, making capital expenditures, and funding working capital.

The acquisition of Ramaco Coal helps to reduce royalty expenses associated with the Company’s metallurgical operations in the Appalachian basin and, along with the acquisition of Maben Coal, complement our existing low-volatile portfolio, both of which help achieve the Company’s objective of remaining among the lowest cost producers of metallurgical coal in the U.S. In addition, the acquisition of Ramaco Coal includes potential concentrations of rare earth elements and is being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal, both of which provide additional growth opportunities in the future.

In addition to the debts discussed above, the Company finances the payment of premiums associated with various insurance policies. The Company’s liability at December 31, 2024 was $4.3 million, which must be repaid in 2025.

The Company also has various finance leases for mining equipment, which generally include terms from three to five years. The Company’s total liability for finance leases at December 31, 2024 was $13.7 million, which includes $6.2 million due in 2025 and $7.5 million due thereafter.

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

At December 31, 2024, we had $33.0 million of cash and cash equivalents and $104.8 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company is party to an arrangement that began in 2023 whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC-insured limit to help safeguard against potential losses in the financial sector. The Company’s total current assets were $167.6 million and were in excess of total current liabilities by $45.2 million as of the balance sheet date.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At December 31, 2024, we were in compliance with all debt covenants under the Revolving Credit Facility.

As stated earlier, our primary use of cash includes capital expenditures for mine development, infrastructure, and equipment as well as ongoing operating expenses. As of the date of this Annual Report, we expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under the Revolving Credit Facility, and projected cash flows from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

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

On September 1, 2023, the Company filed a shelf registration statement to sell any combination of Class A common stock, Class B common stock, preferred stock, depositary shares, debt securities, warrants, and rights at an aggregate initial offering price of up to $400.0 million, which was declared effective on September 29, 2023. The shelf registration was utilized in part for the issuance of senior note debt in the fourth quarter of 2024 as discussed above.

Working Capital

Accounts receivable were $73.6 million at December 31, 2024, which declined $23.3 million versus December 31, 2023 driven by the $31.8 million decrease in fourth quarter revenues year over year. Inventories were $43.4 million at December 31, 2024, which were $6.2 million higher versus December 31, 2023 driven by increased production. Accounts payable were $48.9 million at December 31, 2024, down slightly from December 31, 2023 due in part to variations in spending.

Capital Requirements

During 2024 we spent $68.8 million for capital additions, including $13.6 million related to the preparation plant and expansion of our Maben Complex, compared to $82.9 million during 2023. The decrease in 2024 was due largely due to the substantial progress made by the Company in achieving its initiatives to grow production.

We anticipate capital expenditures of approximately $60-70 million in 2025, which includes roughly $20 million of growth capital relating to increasing the per annum production run-rate at the Elk Creek Complex and increasing production at the Berwind mine.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2024:

	Payments due by period
			2 – 3	4 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum coal lease and royalty obligations	$29,126	$3,408	$6,712	$6,616	$12,390
Debt, excluding interest	92,416	359	34,557	57,500	—
Insurance financing	4,302	4,302	—	—	—
Leases	16,430	7,129	8,270	1,000	31
Take-or-pay obligations	16,135	5,041	9,933	1,161	—
Total	$158,409	$20,239	$59,472	$66,277	$12,421

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

Take-or-pay obligations represent those liquidated damage obligations as determined by contract volume minimums for transportation of coal at the representative rates of transportation or a portion thereof. Additional take-or-pay commitments are currently in negotiation and are not reflected in the table above.

Asset retirement obligations have been excluded from the table above. Accounting for asset retirement obligations requires a number of estimates, including the amount and timing of payments to satisfy the obligation. The total liability recognized on the Company’s balance sheet for asset retirement obligations was $31.1 million at December 31, 2024. Refer to Critical Accounting Policies and Estimates below as well as Note 5 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information.

Estimated payments related to worker’s compensation and occupational disease obligations have also been excluded from the table above. Refer to Critical Accounting Policies and Estimates below for additional information related to these obligations. Refer also to Note 6 to the Consolidated Financial Statements included in Item 8 of Part I in this Annual Report on Form 10-K for additional information related to accrued expenses and other liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations, or cash flows to result from these arrangements. We primarily use surety bonds to secure our financial obligations related to reclamation and other matters. Total surety bonds at December 31, 2024, were $32.3 million.

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

If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. The inflation per year assumption used in the most recent estimate was approximately 3% based on a weighting of multiple indices.

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

Estimating the future occupational disease (pneumoconiosis) benefits requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries to assist in preparing what constitutes adequate liability amounts. Inherent in the calculation are numerous assumptions and judgments including the ultimate costs, mortality factors, credit-adjusted discount rates, and timing of settlement. These estimates are subject to uncertainty due to a variety of factors, including limited Ramaco-specific claim volume, developments regarding medicine and treatment, and future cost trends. As a result, volatility in future estimates may occur and actual costs could differ significantly from the estimated amounts. The Company recognized a $0.5 million actuarial gain in the fourth quarter of 2024 due in part to a 0.6% increase in the discount rate assumption.

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

We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates. A valuation allowance may be recorded to reflect the amount of future tax benefits that management believes are not likely to be realized. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as production levels, operating profitability, timing of development activities and the cost and timing of reclamation work. If actual outcomes differ from our expectations, we may record an additional valuation allowance through income tax expense in the period such determination is made. The Company had no valuation allowance at December 31, 2024.

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

Our sales commitments as of February 28, 2025 are as follows:

	2025
	Volume	Average Price
North America, fixed priced	1.6	$152
Seaborne, fixed priced	0.3	$111
Total, fixed priced	1.9	$145
Index priced	1.6
Total committed tons	3.5

Sales commitments of 0.5 million tons were obtained subsequent to December 31, 2024 and are included in the table above.

Sales commitments in the metallurgical coal market are typically not long-term in nature and, therefore, we are subject to fluctuations in market pricing. The Company’s shift to more export sales in its mix of revenues that has occurred during recent years exposes the Company’s revenues to greater volatility due to index-based pricing. The Company does not currently manage this risk through the use of derivative instruments. We also have exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, explosives, and other items. The Company manages its risk for these items through strategic sourcing contracts in normal quantities with our suppliers.

Interest Rate Risk. We are exposed to risk from changes in interest rates; however, based on the current levels of debt and leases, the Company does not attempt to manage our exposure to interest rate fluctuations. The Company has senior unsecured notes with a face value of $34.5 million that mature on July 30, 2026, unless redeemed prior to maturity, bearing interest at a fixed rate of 9% per annum and paid quarterly. The Company also issued new senior unsecured notes during the fourth quarter of 2024 with a face value of $57.5 million that mature on November 30, 2029, unless redeemed prior to maturity, bearing interest at a fixed rate of 8.375% per annum and paid quarterly.

Some of the Company’s debts may be affected by changes in benchmark interest rates, such as the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Company’s Revolving Credit Facility, which has a maturity date of May 3, 2029, bear interest at either a base rate plus 2.0% or the applicable SOFR plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ramaco Resources, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Ramaco Resources, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025, expressed an adverse opinion.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280).

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Earnings Per Share Computation and Disclosures

As described further in Note 14 to the consolidated financial statements, the Company has two classes of common stock and the Company’s board of directors retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an established exchange ratio. In addition, the Company has several classes of stock-based compensation awards that are participating securities. Convertible securities are evaluated for potential inclusion in diluted earnings per share computations using the if-converted method. In addition, with multiple classes of common stock and participating securities, the Company also follows the two-class method of computing earnings per share. We identified the computation of and the disclosures related to earnings per share as a critical audit matter.

The principal consideration for our determination that the earnings per share computation and disclosures is a critical audit matter was the extensive audit effort required to assess the Company’s earnings per share calculations for compliance with the applicable accounting standards. The extensive audit effort resulted from the unique nature of the Company’s Class B common stock, the conversion features associated with the Class B common stock, and the multiple participating securities that must be considered in the determination of earnings per share using the if converted and two-class methods for calculating earnings per share.

Our audit procedures related to earnings per share computation and disclosures included the following, among others:

●	We consulted with our national office resources regarding the accounting standards applicable to earnings per share to assist with the evaluation of the Company’s compliance with those standards.
●	We tested the completeness and accuracy of the underlying data used as inputs to the Company’s earnings per share calculation.
●	We recomputed basic and diluted earnings per share for each class of common stock.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Tulsa, Oklahoma

March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ramaco Resources, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ramaco Resources, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness related to the Company having insufficient accounting resources. The resource constraints contributed to an ineffective control environment whereby the Company did not consistently have professionals with the right experience and training to perform certain control activities to achieve control objectives described in the aforementioned internal control framework. The insufficient resources also resulted in incomplete or inadequate documentation related to accounting policies and procedures, inappropriate conclusions reached regarding non-routine accounting matters, and insufficient evidence of internal control activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025, which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 17, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ramaco Resources, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor from 2022 until 2024 (such date takes into account the acquisition of MCM CPAs & Advisors LLP by Cherry Bekaert LLP effective October 31, 2023).

Louisville, Kentucky

March 14, 2024, with exception of Note 15 for which the date is March 17, 2025

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share and per share information	2024	2023
Assets
Current assets
Cash and cash equivalents	$33,009	$41,962
Accounts receivable	73,582	96,866
Inventories	43,358	37,163
Prepaid expenses and other	17,685	13,748
Total current assets	167,634	189,739
Property, plant, and equipment, net	482,019	459,091
Financing lease right-of-use assets, net	12,437	10,282
Advanced coal royalties	4,709	2,964
Other	7,887	3,760
Total Assets	$674,686	$665,836
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$48,855	$51,624
Accrued liabilities	61,659	52,225
Current portion of asset retirement obligations	1,035	110
Current portion of long-term debt	359	56,534
Current portion of financing lease obligations	6,218	5,456
Insurance financing liability	4,302	4,037
Total current liabilities	122,428	169,986
Long-term asset retirement obligations	30,052	28,850
Long-term equipment loans	57	349
Long-term financing lease obligations	7,517	4,915
Senior notes, net	88,135	33,296
Deferred tax liability, net	56,027	54,352
Other long-term liabilities	7,664	4,483
Total liabilities	311,880	296,231
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 43,824,999 at December 31, 2024 and 44,002,581 at December 31, 2023 shares issued and outstanding	438	440
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 9,549,914 at December 31, 2024 and 8,809,557 at December 31, 2023 shares issued and outstanding	95	88
Additional paid-in capital	292,739	277,133
Retained earnings	69,534	91,944
Total stockholders' equity	362,806	369,605
Total Liabilities and Stockholders' Equity	$674,686	$665,836

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Year ended December 31,
In thousands, except per-share amounts	2024	2023	2022

Revenue	$666,295	$693,524	$565,688

Costs and expenses
Cost of sales (exclusive of items shown separately below)	533,293	493,793	332,960
Asset retirement obligations accretion	1,465	1,403	1,115
Depreciation, depletion, and amortization	65,615	54,252	41,194
Selling, general, and administrative	49,286	48,831	40,032
Total costs and expenses	649,659	598,279	415,301

Operating income	16,636	95,245	150,387

Other income (expense), net	4,407	18,321	2,637
Interest expense, net	(6,123)	(8,903)	(6,829)

Income before tax	14,920	104,663	146,195
Income tax expense	3,728	22,350	30,153
Net income	$11,192	$82,313	$116,042

Earnings per common share *
Basic - Single class (through 6/20/2023)	$—	$0.71	$2.63
Basic - Class A	$0.11	$1.06	$—
Total	$0.11	$1.77	$2.63

Basic - Class B	$0.50	$0.42	$—

Diluted - Single class (through 6/20/2023)	$—	$0.70	$2.60
Diluted - Class A	$0.11	$1.03	$—
Total	$0.11	$1.73	$2.60

Diluted - Class B	$0.47	$0.40	$—

* Refer to Notes 9 and 14 for dividends and earnings per common share information

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

		Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2022	$441	—	163,566	47,067	$211,074
Shares surrendered for withholding taxes	(2)	—	(3,181)	—	(3,183)
Stock options exercised	—	—	107	—	107
Stock-based compensation	3	—	8,219	—	8,222
Cash dividends and dividend equivalents declared	—	—	—	(23,064)	(23,064)
Net income	—	—	—	116,042	116,042
Balance at December 31, 2022	442	—	168,711	140,045	309,198
Shares surrendered for withholding taxes	(6)	(1)	(7,310)	—	(7,317)
Stock options exercised (cashless)	1	—	(1)	—	—
Stock-based compensation	3	—	12,902	—	12,905
Stock dividend declared and distributed	—	89	102,831	(102,920)	—
Cash dividends and dividend equivalents declared	—	—	—	(27,494)	(27,494)
Net income	—	—	—	82,313	82,313
Balance at December 31, 2023	440	88	277,133	91,944	369,605
Shares surrendered for withholding taxes	(8)	(1)	(10,572)	—	(10,581)
Stock options exercised	1	—	533	—	534
Stock-based compensation	5	—	17,461	—	17,466
Non-cash dividends declared and distributed	—	8	8,495	(8,505)	(2)
Non-cash dividend declared but not distributed	—	—	—	(6,350)	(6,350)
Cash dividends and dividend equivalents declared	—	—	—	(19,058)	(19,058)
Dividend equivalent units forfeited	—	—	(311)	311	—
Net income	—	—	—	11,192	11,192
Balance at December 31, 2024	$438	$95	$292,739	$69,534	$362,806
* Common stock was reclassified to Class A common stock during Q2 2023.
Refer to Note 9 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2024	2023	2022
Cash flows from operating activities:
Net income	$11,192	$82,313	$116,042
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,465	1,403	1,115
Depreciation, depletion, and amortization	65,615	54,252	41,194
Amortization of debt issuance costs	934	776	491
Stock-based compensation	17,466	12,905	8,222
(Gain)/loss on disposal of equipment	(18)	—	756
Other income - gain on insurance recoveries	—	(10,192)	—
Other income - gain on sale of mineral rights	—	—	(2,113)
Deferred income taxes	1,675	18,714	29,229
Changes in operating assets and liabilities:
Accounts receivable	23,284	(55,692)	3,279
Prepaid expenses and other current assets	1,869	14,361	(14,378)
Inventories	(6,195)	7,810	(29,182)
Other assets and liabilities	(2,982)	(430)	1,127
Accounts payable	(4,834)	24,549	12,727
Accrued liabilities	3,194	10,267	19,361
Net cash provided by operating activities	112,665	161,036	187,870

Cash flows from investing activities:
Capital expenditures	(55,236)	(82,904)	(123,012)
Acquisition of Ramaco Coal assets	—	—	(11,738)
Acquisition of Maben assets (bond recovery in 2023)	—	1,182	(11,897)
Proceeds from sale of mineral rights	260	—	2,000
Insurance proceeds related to property, plant, and equipment	—	11,256	—
Maben preparation plant capital expenditures	(13,606)	—	—
Capitalized interest	(1,498)	(1,137)	(1,061)
Other	(755)	(608)	—
Net cash used for investing activities	(70,835)	(72,211)	(145,708)

Cash flows from financing activities:
Proceeds from issuance of senior note debt (net of $2,340 commissions and fees)	55,160	—	—
Proceeds from borrowings	141,500	130,000	42,000
Proceeds from stock options exercised	534	—	107
Payments of debt issuance costs (senior note debt)	(657)	—	—
Payment of dividends	(24,602)	(25,820)	(20,041)
Repayment of borrowings	(197,966)	(127,514)	(26,026)
Repayment of Ramaco Coal acquisition financing - related party	—	(40,000)	(15,000)
Repayments of insurance financing	(5,540)	(5,207)	(1,290)
Repayments of equipment finance leases	(8,636)	(6,659)	(5,062)
Shares surrendered for withholding taxes payable	(10,581)	(7,317)	(3,183)
Net cash used for financing activities	(50,788)	(82,517)	(28,495)

Net change in cash and cash equivalents and restricted cash	(8,958)	6,308	13,667
Cash and cash equivalents and restricted cash, beginning of period	42,781	36,473	22,806
Cash and cash equivalents and restricted cash, end of period	$33,823	$42,781	$36,473

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	$4,756	$8,113	$5,997
Cash paid for income taxes	1,228	771	15,500
Cash received for income tax refund	—	11,758	—
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	12,000	6,144	7,888
Financed equipment purchases	—	—	6,409
Capital expenditures included in accounts payable and accrued liabilities	12,447	4,939	13,404
Ramaco Coal acquisition financing	—	—	56,551
Maben Coal acquisition financing	—	—	21,000
Financed insurance	5,811	5,803	5,587
Financed insurance (2022 adjustment recorded in 2023)	—	(1,136)	—
Accrued dividends and dividend equivalents payable	7,085	7,198	5,524

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. We also control mineral deposits near Sheridan, Wyoming as part of the Company’s initiatives regarding the potential recovery of rare earth elements from coal and carbonaceous ore as well as the potential commercialization of coal-to-carbon-based products and materials. The Company is a party to certain collaborative arrangements with government researchers and other organizations related to the Wyoming initiatives, which involve providing in-kind contributions such as ores, samples, feedstock, and services.

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

Certain of our contracts with customers include provisions in which the price is derived from an index. If control of the goods transfers to the customer in the period before the final price is determined, revenue is recorded based on the estimated consideration to be received. The Company estimates the amount to which it expects to receive by reference to forward curve data, if available, and generally does not constrain such estimates for accounting purposes due to the short period of time over which the uncertainty is resolved. However, certain estimates of provisional pricing for which no forward curve data was available were constrained at December 31, 2023 due to index volatility. No estimates were constrained at December 31, 2024.

Freight Revenue and Expense—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in revenue.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2024 and December 31, 2023 were both $0.8 million and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the balance sheet. The Company pools individual bank accounts with the same institution for the purpose of assessing if a bank overdraft exists based on the contractual terms of the arrangement.

Inventories— Coal is reported as inventory at the point in time it is extracted from the mine. Coal inventories are valued at the lower of average cost or net realizable value, with cost determined on a first-in, first-out inventory valuation method. Coal inventory costs include labor, supplies, equipment costs, freight, operating overhead, depreciation and amortization. Coal inventory quantities are adjusted periodically based on aerial surveys of coal stockpiles. Lower of cost or net realizable value adjustments are made as market conditions warrant. Supply inventories are valued at average cost. Inventories consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Raw coal	$19,709	$20,122
Saleable coal	17,969	12,013
Supplies	5,680	5,028
Total inventories	$43,358	$37,163

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

Asset Retirement Obligations—Legal obligations associated with the retirement of long-lived assets are initially recognized at their estimated fair value, with a corresponding charge to capitalized development costs, at the time they are incurred. Our asset retirement obligations primarily consist of spending estimates related to reclaiming metallurgical coal land and support facilities in accordance with federal and state reclamation laws as defined by each mining permit. Spending estimates are adjusted for inflation and then discounted at the credit-adjusted, risk-free rate. We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value over time and the capitalized cost is amortized using the units-of-production method over estimated recoverable reserves upon commencement of mining. We review our asset retirement obligations on at least an annual basis for significant changes in the estimated timing and/or amount of cash flows.

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

The fair values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their carrying amounts at each reporting date. The Company’s Senior Notes that are due in 2026 had an estimated fair value of $35.6 million and $35.5 million at December 31, 2024 and 2023, respectively. The Company’s Senior Notes that are due in 2029 had an estimated fair value of $58.1 million at December 31, 2024. The fair values of the Company’s Senior Notes were based on observable market prices and were considered Level 2 measurements at December 31, 2024 and December 31, 2023 based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material. Refer to Note 7 for additional information regarding debt.

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

The consideration for the Company’s previous acquisitions was allocated based on the relative fair values of the assets acquired, the primary asset of which was mineral rights. The fair values of mineral rights were determined based on Level 3 inputs, which are generally unobservable, requiring the Company to make assumptions about future coal prices, capital expenditures, future coal production, costs of production, and an appropriate rate at which to discount the future cash flows.

Income Taxes—Income tax expense (benefit) includes Federal and state income taxes. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. We account for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. The Company had no valuation allowances on the balance sheet as of December 31, 2024 and 2023.

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no significant uncertain tax positions requiring liability recognition as of December 31, 2024 and 2023. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations for examination of the Company’s tax filings by taxing authorities is currently open for tax returns filed for the year 2021 and thereafter.

The Company recognizes penalties and accrued interest related to income tax matters in Other income (expense), net and Interest expense net, respectively, separately from the tax provision recorded in Income tax expense on the income statement.

Stock-Based Compensation—Compensation cost for equity awards is based on the grant-date fair value of the award and is recognized over the requisite service period. For awards with graded vesting, the Company recognizes compensation cost on a straight-line basis over the requisite service period of the entire award. Forfeitures are recognized as they occur.

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

During 2024, sales to two customers accounted for 11% and 10% of our revenues, or collectively 22% of total revenue. During 2023, sales to three customers accounted for 15%, 13%, and 13% of our revenues, or collectively 41% of total revenue. During 2022, sales to two customers accounted for 21% and 17% of our revenues, or collectively 38% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues.

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

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for credit losses by taking into consideration the age of past due accounts and an assessment of our customers’ ability to pay. An allowance for credit losses was not necessary as of December 31, 2024 and 2023.

Five customers accounted for 18%, 16%, 12%, 11%, and 10%, of our trade receivables, or collectively 68% of the Company’s accounts receivable balance at December 31, 2024. At December 31, 2023, three customers accounted for 22%, 19% and 15% of our trade receivables, or collectively 56%. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total accounts receivable.

Recent Accounting Standards Updates

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 require incremental disclosures related to a public entity’s reportable segments and increase the frequency with which most segment disclosures are made. Incremental disclosures required by the ASU include significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included within the segment’s measure of profit or loss, the title and position of the CODM and an explanation how the CODM uses the reported measure of a segment’s profit or loss to assess performance and allocate resources, and the amount and composition of other segment items necessary to reconcile segment revenue, significant expenses, and the reported measure of profit or loss. The ASU also expands interim disclosure requirements such that nearly all annual quantitative segment disclosures will be made on an interim basis. Lastly, ASU 2023-07 requires that entities with a single reportable segment provide all segment disclosures that are not evident from the primary financial statements, including significant segment expenses, consistent with the approach used by management to evaluate performance, which affects the

Company’s disclosures. ASU 2023-07 is effective starting with this annual report, and on a quarterly basis thereafter, and requires retrospective application. Refer to Note 15 for new disclosures by the Company.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective starting with the Company’s 2027 annual financial statements and on a quarterly basis thereafter. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent to which its disclosures will be affected by the ASU.

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31,
(In thousands)	2024	2023
Plant and equipment	$331,899	$290,060
Mining property and mineral rights	120,532	120,532
Construction in process	31,048	13,984
Capitalized mine development costs	199,595	174,260
Less: accumulated depreciation, depletion, and amortization	(201,055)	(139,745)
Total property, plant, and equipment, net	$482,019	$459,091

Capitalized amounts related to coal reserves at properties where we are not currently engaged in mining operations totaled $16.2 million as of December 31, 2024 and $17.4 million as of December 31, 2023.

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

Mining property and mineral rights are made up primarily of significant asset acquisitions occurring in previous years, including those discussed in Note 4.

Capitalized mine development costs amortization expense was approximately $1.1 million higher in 2024 compared to 2023 for the Knox Creek Jawbone mine. The Jawbone mine was closed in the later part of 2024 as the mine was experiencing higher production costs and nearing end of life.

Depreciation, depletion, and amortization included:

	Year ended December 31,
(In thousands)	2024	2023	2022
Depreciation of plant and equipment	$37,283	$30,913	$24,132
Amortization of right of use assets (finance leases)	10,414	8,547	4,846
Amortization and depletion of capitalized
mine development costs and mineral rights	17,918	14,792	12,216
Total depreciation, depletion, and amortization	$65,615	$54,252	$41,194

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

Concurrent with this acquisition, the Company and Ramaco Coal each sold certain mineral rights located in West Virginia (the “Split Ridge Arrangement”). To compensate for the sale of these rights, we received an overriding royalty arrangement which included $2 million up front and $125 thousand quarterly minimum royalty payment beginning in January 2024 until December 2028. The fair value of this arrangement was $3.7 million, of which $1.6 million was treated as an allocation of the fair value of this disposed component of Ramaco Coal and, separately, a $2.1 million gain on the sale of the Company’s mineral rights included in Other income (expense), net on the 2022 Consolidated Statement of Operations.

The acquisition of Ramaco Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to metallurgical coal deposits. The consideration paid in connection with the acquisition of Ramaco Coal, including $1.6 million in closing costs, relinquishment of $1.6 million of prepaid royalties and $0.1 million paid to a mineral owner as part of the acquisition, was approximately $68.3 million and was allocated based on fair values to mining property and mineral rights ($65.1 million), buildings ($2.6 million) and equipment ($0.6 million). The acquisition financing was repaid in full during 2023.

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

The acquisition of Maben Coal was accounted for as a purchase of assets due to substantially all of the fair value being concentrated in a single asset, the rights to leased metallurgical coal deposits. The total consideration of approximately $33.0 million was allocated to mining property and mineral rights ($30.6 million), capitalized mine development costs ($1.0 million), receivable for the right to recover cash bond replacement payments made by the Company as discussed above ($1.2 million, which was received in 2023), and recoupable royalties ($0.2 million). The acquisition financing was repaid in full during 2024.

NOTE 5—ASSET RETIREMENT OBLIGATIONS

We estimate asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Amounts recorded related to asset retirement obligations were as follows:

	December 31,
(In thousands)	2024	2023
Balance at beginning of year	$28,960	$28,885
Additional asset retirement obligations acquired/incurred	470	542
Expenditures made	(237)	—
Accretion expense	1,465	1,403
Revisions to estimates	429	(1,870)
Balance at end of year	$31,087	$28,960

NOTE 6—ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities at December 31, 2024 consisted of accrued compensation of $17.3 million and various other liabilities. Accrued expenses at December 31, 2023 consisted of accrued compensation of $14.6 million and various other liabilities.

The Company sponsors a defined contribution plan to assist eligible employees in providing for their future retirement needs. Contribution expenses related to the plan totaled $4.0 million, $3.1 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, the estimated aggregate liability for claims totaled $8.3 million, including $2.4 million of occupational disease obligations. Of the aggregate liability, $5.2 million was included in Other long-term liabilities on the Consolidated Balance Sheet. In addition, the Company recognized an expected recovery asset of $1.5 million in Other noncurrent assets related to the reimbursement of workers’ compensation amounts that are reimbursable under insurance purchased by the Company. As of December 31, 2023, the estimated aggregate liability totaled $5.2 million, including $2.3 million of occupational disease obligations. Of the aggregate liability, $3.1 million was included in Other long-term liabilities within the Consolidated Balance Sheet.

The Company recognized an actuarial gain of $0.5 million in the fourth quarter of 2024 related to the annual measurement of our occupational disease benefit obligation, which was due, in part, to the increase in the discount rate assumption. The occupational disease benefit liability was calculated using a discount rate of 5.9% and 5.3% at December 31, 2024 and 2023, respectively. Disclosures of net periodic benefit cost and estimated future cash payments related to occupational disease benefits have been omitted due to immateriality.

NOTE 7—DEBT

Our outstanding debt consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Revolving Credit Facility	$—	$42,500
Equipment loans	416	2,983
Senior Notes, net	88,135	33,296
Financing of Maben Coal acquisition	—	11,400
Total debt	$88,551	$90,179
Current portion of long-term debt	359	56,534
Total long-term debt	$88,192	$33,645

Revolving Credit Facility— On May 3, 2024, the Company entered into the First Amendment Agreement to the Second Amended and Restated Credit and Security Agreement, which includes KeyBank National Association (“KeyBank”) and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility (the “Revolving Credit Facility”) has a maturity date of May 3, 2029, and provides an initial aggregate revolving commitment of $200.0 million as well as an accordion feature to increase the size by an additional $75.0 million subject to certain terms and conditions, including lenders’ consent. Prior to the First Amendment Agreement, the facility had a maturity date of February 15, 2026, and an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million.

The borrowing base of the amended facility at December 31, 2024 was $104.8 million based on eligible accounts receivable and inventory collateral and reserve requirements, all of which was available under the facility since there were no outstanding borrowings at December 31, 2024.

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

On November 21, 2024, the Company entered into a Second Amendment Agreement for the purpose of facilitating the issuance of new senior note debt, as discussed below, by increasing the amount of “Permitted Additional Unsecured Debt” from $45.0 million to $75.0 million.

At December 31, 2024 and December 31, 2023, we were in compliance with all debt covenants under the Revolving Credit Facility.

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

J. H. Fletcher & Co. Loan—On July 23, 2021 and November 24, 2021, we entered into equipment loans with J. H. Fletcher & Co., as lender, in the principal amount of approximately $0.9 million and $3.9 million, respectively, for the financing of underground equipment (the “Fletcher Equipment Loan”). The Fletcher Equipment Loan accrued interest at 0% per annum and was payable in 24 monthly installments totaling $200 thousand. In the third quarter of 2022, we obtained additional equipment loans of $4.4 million. The 2022 loans accrued no interest and were payable in 24 monthly installments of $195 thousand. The total outstanding principal balance of the Fletcher Equipment Loans was $1.9 million at December 31, 2023 and was repaid in full during 2024.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). Additional equipment loans of $0.7 million were entered into during October 2022. The Komatsu Equipment Loan bears interest at 4.66% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was $0.2 million at December 31, 2024.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments. The outstanding principal balance of the Brandeis Equipment Loans was $0.2 million at December 31, 2024.

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “Senior Notes due 2026”), less $2.4 million for issuance costs. These notes mature on July 30, 2026, unless redeemed prior to maturity. The Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the Senior Notes due 2026 in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance-related costs for the Senior Notes due 2026 included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. These costs are reported as a debt discount which is being amortized over the term of the Senior Notes due 2026 using an effective rate method. The outstanding principal remains at $34.5 million; however, the balance of the Senior Notes due 2026 reported at December 31, 2024 was $33.8 million, which is net of unamortized issuance-related costs of $0.7 million. The effective interest rate is approximately 10.45%.

8.375% Senior Unsecured Notes due 2029—On November 27, 2024, we completed an offering of $50.0 million, in the aggregate, of the Company’s 8.375% Senior Unsecured Notes due 2029 and on December 11, 2024, we closed on an additional $7.5 million of aggregate principal (the “Senior Notes due 2029”). The Company incurred transaction-related fees of $2.3 million and third-party debt issuance costs of $0.8 million (including a small portion not yet funded at December 31, 2024). These notes mature on November 30, 2029, unless redeemed prior to maturity. The Senior Notes due 2029 bear interest at a rate of 8.375% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on January 30, 2025. We may redeem the Senior Notes due 2029 in whole or in part, at our option, at any time on or after November 30, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance-related costs for the Senior Notes due 2029 included underwriters’ fees, attorney, accounting and filing costs totaling $3.1 million. These costs are reported as a debt discount which is being amortized over the term of the Senior Notes due 2029 using an effective rate method. The outstanding principal remains at $57.5 million; however, the balance of the Senior Notes due 2029 reported at December 31, 2024 was $54.4 million, which is net of unamortized issuance-related costs of $3.1 million. The effective interest rate is approximately 9.78%.

Ramaco Coal Deferred Purchase Price—On April 29, 2022, we acquired the assets of Ramaco Coal and entered into an agreement whereby an investment fund managed by Yorktown Partners, as lender, provided financing for the acquisition in the principal amount of $55.0 (the “Ramaco Coal Loan”). The Ramaco Coal Loan accrued interest at 9% per annum and was payable in seven quarterly installments of $5 million for each remaining quarter in 2022 and $10 million for each quarter in 2023 until maturity. The outstanding principal balance of the Ramaco Coal Loan was $40.0 million at December 31, 2022. The loan was repaid in full during 2023.

Financing of Maben Coal Acquisition – On September 23, 2022, we acquired 100% of the equity interests of Maben Coal, LLC and entered into a secured loan with Investec Bank PLC in the amount of $21.0 million to pay a portion of the purchase price. The loan accrued interest at the applicable secured overnight financing rate (“SOFR”) plus a margin of 3.0% payable in cash, compounded monthly. In January 2023, the Company started making monthly repayments of the outstanding principal in the amount of $800 thousand per month and made a balloon payment for the remaining amount on the maturity date of September 23, 2024. The outstanding principal balance was $11.4 million at December 31, 2023. The loan was repaid in full during 2024.

Current portion of long-term debt – The Company’s short-term debt at December 31, 2024 was comprised of $0.4 million due under equipment loans with a weighted average interest rate of approximately 4.7%. The Company’s short-term debt at December 31, 2023 was comprised of $42.5 million of revolver borrowings, which were repaid shortly after the start of 2024 using funds from current operations, $11.4 million of financing associated with the Maben Coal acquisition, and $2.6 million due under equipment loans. The weighted average interest rate on these borrowings was approximately 7.4%.

Insurance financing—The Company financed premium payments of $5.8 million associated with various insurance policies during 2024, which must be repaid to a third-party finance company in monthly installments over a one-year term. The outstanding debt balance was $4.3 million at December 31, 2024, which is not reflected in the tables above or below.

Maturities of our debt are presented below, which are $3.8 million higher than total debt on the balance sheet due to debt-related issuance costs to be accreted over future periods.

(In thousands)
Years ending December 31:
2025	$359
2026	34,557
2027	—
2028	—
2029	57,500
Total debt	$92,416

NOTE 8—LEASES

The Company has various finance leases for mining equipment, which generally include 3-5 year terms and expire through 2028. In addition, we have two operating leases for office space with initial terms of approximately five and six years that run through 2027 and 2030, respectively, including the office space in Charleston, WV that commenced in the first quarter of 2024 resulting in the recognition of an additional right-of-use asset and lease liability of approximately $1 million.

Amortization of right-of-use assets associated with finance leases was $10.4 million, $8.5 million, and $4.8 million in 2024, 2023, and 2022, respectively, as discussed in Note 3. Interest expense recognized for financing lease liabilities was $0.9 million, $0.6 million, and $0.4 million in 2024, 2023, and 2022, respectively. Operating lease expense was $0.4 million in 2024, $0.2 million in 2023, and $0.2 million in 2022. Short-term lease costs were approximately $350 thousand in 2024 and were not material for prior periods.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or, more commonly, our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	December 31, 2024	December 31, 2023

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$12,437	$10,282
Operating	Other assets	1,324	540
Total right-of-use assets		$13,761	$10,822

Current lease liabilities
Financing	Current portion of financing lease obligations	$6,218	$5,456
Operating	Accrued liabilities	290	134
Non-current lease liabilities
Financing	Long-term financing lease obligations	$7,517	$4,915
Operating	Other long-term liabilities	1,091	450
Total lease liabilities		$15,116	$10,955

Minimum lease payments for our lease obligations are as follows:

	December 31, 2024
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2025	$6,756	$373	$7,129
2026	4,694	381	5,075
2027	2,813	382	3,195
2028	548	226	774
2029	—	226	226
Thereafter	—	31	31
Total undiscounted lease payments	14,811	1,619	16,430
Less: Amounts representing interest	(1,076)	(238)	(1,314)
Present value of lease obligations	$13,735	$1,381	$15,116

Weighted average remaining term (years)	2.6	4.5
Weighted average discount rate	7.0%	6.7%

During 2024, the Company also entered into a five-year lease of equipment for the purpose of reducing environmental waste, mainly water, incurred during certain mining operations, which is not reflected in the disclosures above because the commencement date has not occurred for accounting purposes as of December 31, 2024. The lease commenced in February 2025 subsequent to the date of the financial statements.

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

Shares of Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by us. There are no redemption or sinking fund provisions applicable to Class A common stock. The Board of Directors retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock. If conversion were to have occurred on December 31, 2024, the Company would have issued approximately 9 million shares of Class A common stock and potential common shares of Class A in exchange for Class B common shares and unvested awards.

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

Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock. As of December 31, 2024, there were approximately 4.7 million shares of common stock available for grant under the LTIP.

In general, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. However, exceptions exist under certain circumstances upon a change in control event. Granted but unvested shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of December 31, 2024, we had four types of stock-based awards outstanding: stock options, restricted stock, restricted stock units, and performance stock units. Stock-based compensation expense for all stock-based awards totaled $17.5 million in 2024, $12.9 million in 2023, and $8.2 million in 2022.

Stock Options—We granted options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. During the third quarter of 2022, options to purchase 20,000 shares of common stock options with an intrinsic value of $0.124 million were exercised, leaving a balance of options to purchase 917,424 shares of common stock at December 31, 2022. During 2023, stock options of 183,484 shares of Class B awards were distributed to these individuals under the equitable adjustments discussed above. During the fourth quarter of 2023, options to purchase 168,712 shares of Class A common stock were exercised and stock options for 33,742 shares of Class B common stock were exercised having a combined intrinsic value of $2.6 million. The remaining options outstanding and unexercised at December 31, 2023 were 748,712 for Class A common stock and 149,742 for Class B common stock. During the third quarter of 2024, options to purchase 100,000 shares of Class A common stock were exercised and stock options for 20,000 shares of Class B common stock were exercised having a combined intrinsic value of $0.6 million. During the fourth quarter of 2024, stock options of 12,034 were distributed to these individuals for the non-cash dividend and stock dividend discussed later in this note. The remaining options outstanding and unexercised at December 31, 2024 were 648,712 for Class A common stock and 141,776 for Class B common stock, which were in-the-money at December 31, 2023, having a total intrinsic value of $4.6 million. No compensation expense was recognized for these awards in 2024, 2023, or 2022 as the awards became fully vested in previous years.

The following table summarizes the remaining stock-based awards outstanding, as well as activity for the periods:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted			Weighted
		Average Grant		Average Grant			Average Grant
Class A common stock:	Shares	Date Fair Value	Shares	Date Fair Value	Shares		Date Fair Value
Outstanding at December 31, 2022	3,145,957	$4.04	165,803	$15.65	248,706		$22.21
Granted	296,115	10.61	518,348	10.61	518,348		18.09
Vested	(1,695,234)	3.37	(82,903)	15.65	—		—
Forfeited	(38,484)	11.90	—	—	—		—
Outstanding at December 31, 2023	1,708,354	$5.66	601,248	$11.30	767,054		$19.43
Granted	179,028	17.59	313,382	17.39	315,941		28.72
Vested	(1,554,863)	5.17	(251,980)	12.19	—	*	—
Forfeited	(24,514)	13.41	(13,314)	12.01	(25,527)		19.88
Outstanding at December 31, 2024	308,005	$14.42	649,336	$13.88	1,057,468	*	$22.19

Class B common stock:
Initial distribution of Class B awards	680,718		136,819		153,404
Vested	(339,035)		(16,578)		—
Outstanding at December 31, 2023	341,683		120,241		153,404
Dividend of Class B awards to Class A holders	4,902		10,056		14,597
Dividend of Class B awards to Class B holders	877		1,969		3,519
Vested	(310,956)		(51,861)		—	**
Forfeited	(3,210)		(2,662)		(5,105)
Outstanding at December 31, 2024	33,296		77,743		166,415	**

* Does not include the attainment of 222 thousand Class A common shares to be issued for PSUs with the evaluation period ending on December 31, 2024.

** Does not include the attainment of 48 thousand Class B common shares to be issued for PSUs with an evaluation period ending on December 31, 2024.

The total fair value of awards vested was $28.9 million during 2024, $19.7 million during 2023, and $11.0 million during 2022, excluding the fair value of shares to be issued in 2025 for PSUs with an evaluation period ending on December 31, 2024, which was $2.8 million.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. Upon vesting, the restricted stock becomes unrestricted common shares. The fair value of the restricted stock on the date of the grant is amortized ratably over the service period. At December 31, 2024, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.9 years. The fair value of restricted stock awards that vested during 2024 was $20.7 million for Class A awards and $3.4 million for Class B awards. The fair value of the outstanding restricted stock awards was $3.2 million for Class A awards and $0.3 million for Class B awards based on the year-end 2024 closing stock prices.

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

The grant date fair values of restricted stock units are recognized ratably over the service period. At December 31, 2024, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over the weighted average period of 1.7 years. The fair value of restricted stock unit awards that vested during 2024 was $4.2 million for Class A awards and $0.6 million for Class B awards. The fair value of the outstanding restricted stock unit awards was $6.7 million for Class A awards and $0.8 million for Class B awards based on the year-end 2024 closing stock prices.

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

The Company’s performance stock units were valued relative to the stock price performance of a peer group of companies, which was based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At December 31, 2024, there was $9.5 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over the weighted average period of 1.7 years. The combined intrinsic value of the outstanding performance stock units for both classes, at target, was $12.5 million at December 31, 2024. The intrinsic value of these awards if the performance period had ended on December 31, 2024 is estimated at approximately $18.3 million, including the $2.8 million of shares to be issued in 2025 for PSUs with an evaluation period that concluded on December 31, 2024 discussed earlier.

Performance stock units originally granted in 2022 were modified during the first quarter of 2023. Modifications to these awards were made up primarily of changes in the composition of the peer group as well as changes in the way relative total shareholder return is evaluated against the updated peer group. The modification resulted in incremental fair value of $1.2 million, which was recognized as expense over 2023 and 2024.

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

Taxes Related to Stock Awards—The Company routinely allows employees to surrender common stock to pay estimated taxes upon the vesting or exercise of stock-based compensation awards. The value of common stock tendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. During 2024, employees surrendered approximately 0.9 million total shares for $10.6 million. During 2023, employees surrendered approximately 0.7 million total shares for $7.3 million. During 2022, employees surrendered approximately 0.2 million total shares for $3.2 million. There were no other repurchases of common shares.

Dividends

The Company declared a mix of cash and non-cash dividends to shareholders during 2024. The Company declared $19.1 million of total cash dividends during 2024, which includes $12.1 million to Class A shareholders, and $6.2 million to Class B shareholders and $0.8 million of forfeitable dividends subject to the vesting conditions of outstanding restricted stock units and performance stock units.

During the fourth quarter of 2024, the Company declared and issued $6.4 million of non-cash dividends to Class A shareholders, totaling $6.0 million of Class B common shares and $0.4 million of Class B forfeitable dividend equivalent units. The Company also declared and issued a $2.2 million non-cash dividend for its Class B shareholders, which included $2.1 million of Class B common shares and $0.1 million of Class B forfeitable dividend equivalent units. The number of Class B common shares and units was determined based on the closing price of Class B stock on the December 2, 2024 record date. The effect of both of these dividends was a reduction to retained earnings and an increase in Class B common stock and additional paid-in capital.

Lastly, during December 2024, the Company declared another $6.3 million of non-cash dividends to Class A shareholders, totaling $6.0 million of Class B common shares and $0.3 million of Class B forfeitable dividend equivalent units, which are to be issued on March 14, 2025 to shareholders of record on February 28, 2025, based on the closing price of Class B common stock on the record date. The effect of this dividend was a reduction to retained earnings and an increase to accrued liabilities since, at the reporting date, the dividend represented a fixed dollar amount obligation to be settled with a variable number of equity shares. Refer to Note 16 for additional information related to dividends that occurred subsequent to the date of the financial statements.

Dividends to holders of Class A common stock were declared in the total amount of approximately $0.55 per share during 2024 ($0.1375 per quarter). Dividends to holders of Class B common stock were declared in the total amount of approximately $0.94 per share during 2024 ($0.242, $0.2376, $0.2246, and $0.2364 per quarter). All dividends declared for holders of Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter. For the full year 2024, the Company paid $24.6 million of cash dividends and dividend equivalents for both classes of common stock, including dividends and dividend equivalents accrued in prior reporting periods.

During 2023, cash dividends in the amount of $16.6 million, or approximately $0.375 per share on an aggregated basis ($0.125 per share for three quarterly dividends), were declared and paid to holders of common stock or Class A common stock. On December 6, 2023, the Company announced that the Board of Directors declared a cash dividend on Class A common stock of $0.1375 per share to be paid on March 15, 2024 to shareholders of record on

March 1, 2024. Dividends of $6.0 million were accrued in December 2023 for the cash dividend to be paid in March 2024.

The Company also paid cash dividends to holders of Class B common stock during 2023 based on 20% of CORE royalty and infrastructure fees. Cash dividends in the amount of $1.5 million, or approximately $0.165 per share of Class B common stock, were paid on September 15, 2023 to shareholders of record on September 1, 2023. Cash dividends in the amount of $2.2 million, or $0.249 per share of Class B common stock, were paid on December 15, 2023 to shareholders of record on December 1, 2023.

For the full year 2023, the Company recognized $27.5 million of cash dividends declared against retained earnings for all classes of common stock, including $6.0 million of dividends declared in December 2023 to be paid in March 2024 and $1.2 million of forfeitable dividends subject to the vesting conditions of outstanding restricted stock units and performance stock units. For the full year 2023, the Company paid $25.8 million of cash dividends for both classes of common stock, including amounts accrued in prior reporting periods.

For 2022, the Company recognized $23.1 million of cash dividends declared against retained earnings, or approximately $0.52 per share, including $5.5 million that were unpaid as of December 31, 2022. For the full year 2022, the Company paid $20.0 million of cash dividends, including $2.5 million that were accrued at December 31, 2021.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a small amount of surety bonds that secure performance obligations. Bonds outstanding at December 31, 2024 totaled approximately $32.3 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $27.9 million, $35.0 million, and $34.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Minimum royalty obligations under coal leases total $29.1 million and are broken down as follows: $3.4 million for 2025, $3.4 million for 2026, $3.3 million for 2027, $3.3 million for 2028, $3.3 million for 2029, and $12.4 million thereafter.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2024, the Company’s remaining commitments under take-or-pay arrangements totaled $16.1 million, which relates to a five-year contract that was entered into during 2023 having an original total commitment of $22.5 million. The remaining commitment for this contract was $20.0 million as of December 31, 2023. The five-year contract, which commenced on April 1, 2023 and runs through March 31, 2028, includes an annual minimum commitment of approximately $5 million for the remaining term. The level of these commitments will be reduced at a per-ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts.

Litigation— From time to time, we are subject to various litigation and other claims in the normal course of business. Losses related to such contingencies are accrued when/if loss is probable and the amount is reasonably estimable. No losses have been accrued in the consolidated financial statements with respect to such matters. Losses from certain injury-related matters are reasonably possible of occurring; however, an estimate of the possible range of loss cannot be made at this time as no litigation has progressed sufficiently through discovery and development of important facts and legal issues at this time. While it is possible that liability will be assessed against us in the preparation plant purchase matter discussed below, we deem that possibility to be remote.

Preparation Plant Purchase

In February 2024, we purchased a Preparation Plant (the “Plant”) from EMCOAL, Inc. for $3 million. After this purchase, the Plant was disassembled and transported to the Maben Complex for reassembly. On November 15, 2024, Justice Coal of Alabama, LLC (the “Plaintiff”) filed a complaint in the United States District Court for the Southern District of West Virginia, Beckley Division, against Ramaco Resources, Inc., Ramaco Development, LLC, and Maben Coal LLC.

Plaintiff claims their sale of the Plant to EMCOAL, Inc. was not completed and thus EMCOAL, Inc. did not have the right to sell the Plant to us. As a result of Ramaco purchasing the Plant from EMCOAL, Inc., Plaintiff claims in the complaint we are liable for conversion, unjust enrichment, and negligence. Plaintiff has sought damages for these alleged claims.

We filed a motion to dismiss on February 4, 2025 and that motion is currently pending before the Court. We believe we have meritorious defenses to all claims in this matter.

Storage Silo Partial Failure

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

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. The Company recognized a $7.8 million gain during 2023, which was recorded in Other income (expense), net on the Consolidated Statements of Operations. Of this amount, $2.0 million was included in Insurance proceeds related to property, plant, and equipment as part of investing activities on the Consolidated Statements of Cash Flows and the remaining amount was included in operating activities. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued a total loss recovery asset of approximately $3.9 million in Prepaid expenses and other on the Consolidated Balance Sheet and a corresponding reduction to Selling, general, and administrative expense on the Consolidated Statements of Operations during 2024. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based on the developments above.

The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees.

NOTE 11—REVENUES

Our revenue is derived from contracts for the sale of coal and is recognized when the performance obligations under the contracts are satisfied, which is at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of about one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either a fixed price or a price derived against index-based pricing mechanisms. North American revenue is made up of sales within the United States as well as sales into Canada. Sales completed with delivery to an export terminal are reported as export revenue. Disaggregated information about our revenue is presented below:

	Year ended December 31,
(In thousands)	2024	2023	2022
Coal Sales
North American revenue	$221,664	$227,484	$328,322
Export revenue, excluding Canada	444,631	466,040	237,366
Total revenue	$666,295	$693,524	$565,688

Annual revenues for 2024 include a $1.3 million net increase to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of December 31, 2024, the Company had outstanding performance obligations of approximately 1.6 million tons for contracts with fixed sales prices averaging $152 per ton as well as 1.4 million of additional tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 98% of the committed tons in 2025 and the remainder in 2026. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Sales into individual foreign countries equaling or exceeding 10% of our total revenues for 2024 included India and Germany, which represented 11% and 10% of 2024 revenues, respectively. Sales into Germany, Canada, and Brazil were 14%, 14%, and 10%, respectively, of 2023 revenues. Sales into Canada and South Africa were 12% and 10%, respectively, of 2022 revenues. Sales into Canada dropped to 3% of total revenue in 2024. The Company used the final export destination of the goods as the basis for these disclosures.

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

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services incurred for Jones in 2024, 2023, and 2022 totaled $0.1 million, zero, and $0.8 million, respectively.

Ramaco Coal Deferred Purchase Price—As part of the financing of the acquisition of Ramaco Coal provided by Yorktown Partners, as discussed in Note 4, we incurred interest expense of $1.8 million in 2023 and $3.0 million in 2022. The outstanding principal balance of the Ramaco Coal Loan was repaid in full during 2023. Refer to Note 7 for additional information regarding the terms of the financing. In addition, the Company owed an additional $0.4 million to Yorktown Partners at December 31, 2023, which was included in Accounts payable on the Consolidated Balance Sheet. No further amounts are owed to Yorktown Partners related to this matter.

Ramaco Foundation--The Company made a charitable cash contribution of $1.0 million during 2022 to the Ramaco Foundation, which was recognized in Other income (expense), net, on the Consolidated Statement of Operations. The Ramaco Foundation is an unconsolidated not-for-profit organization whose board of directors includes several members of the Company’s management and board of directors.

Other Professional Services—The Company has also entered into professional services with four other related parties, which have been aggregated due to immateriality. Professional services incurred for these related parties were $0.2 million, $0.3 million, and $0.1 million in 2024, 2023, and 2022, respectively.

NOTE 13—INCOME TAXES

Ramaco Resources, Inc. is organized as a corporation under the laws of Delaware. Ramaco Resources, Inc. files a consolidated U.S. federal tax return with its wholly owned subsidiaries. All our operations are wholly within the United States, but our products are sold to customers worldwide.

Income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2024	2023	2022
Current taxes:
Federal	$2,018	$2,817	$517
State	35	819	407
Current taxes	2,053	3,636	924
Deferred taxes:
Federal	1,746	17,323	28,389
State	(71)	1,391	840
Deferred taxes	1,675	18,714	29,229
Provision for income tax expense (benefit), net	$3,728	$22,350	$30,153

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Years ended December 31,
(In thousands)	2024	2023	2022
Income taxes computed at the federal statutory rate	$3,134	$21,938	$30,701
Effect of:
State taxes, net of federal benefits	214	1,210	1,422
State tax rate changes, net of federal benefits	(166)	350	(546)
Percentage depletion	(2,410)	(1,717)	(3,314)
Stock-based compensation	(3,299)	(3,395)	(1,499)
162(m) compensation limitation	6,172	5,716	3,481
Foreign-derived intangible income deduction	—	(1,475)	—
Other, net	83	(277)	(92)
Total	$3,728	$22,350	$30,153

There was a significant decrease in 2024 compared to 2023 in the foreign-derived intangible income deduction related to our worldwide sales, which was primarily due to the decrease in taxable income and other limitations.

During 2023, there was a significant increase in the foreign-derived intangible income deduction related to our worldwide sales compared to 2022. The amount of excess tax benefits for stock-based compensation and subsequently the impact of IRC Section 162(m) for covered employees also increased in 2023 compared to 2022 due to stock exercises.

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$1,798	$1,801
Asset retirement obligations	6,879	6,428
Accrued expenses	3,300	3,857
Section 163(j) business interest limitation	340	—
Stock-based compensation	3,294	2,916
Total deferred tax assets	15,611	15,002

Deferred tax liabilities:
Property, plant, and equipment	(71,638)	(69,354)
Net deferred tax liabilities	$(56,027)	$(54,352)

As of December 31, 2024, there were no federal net operating loss carryforwards remaining. Total state loss carryforwards were approximately $35 million. The Company’s net operating loss carryforwards are not subject to statutory expiration.

No valuation allowance was recognized by the Company for deferred tax assets as of December 31, 2024 or December 31, 2023.

We are subject to federal, state, and local income taxes in the United States. Significant judgment is required in evaluating tax positions taken and determining the provision for income taxes. As of December 31, 2024, we do not have any significant unrecognized tax benefits. The tax years 2021 through 2023 remain subject to examination by the taxing authorities. We are not currently under examination by any taxing authorities.

Cash paid for income taxes totaled $1.2 million, $0.8 million (before consideration of refunds received), and $15.5 million for 2024, 2023, and 2022, respectively. The Company received a refund of $11.8 million during 2023, which drove the decrease in prepaid expenses and other current assets during 2023.

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

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Year ended December 31,
	2024	2023	2022
Earnings attribution
Single class of common stock (through 6/20/2023) *	$—	$31,382	$116,042
Class A common stock	4,892	44,663	—
Class A restricted stock awards	282	1,897	—
Class B common stock	4,288	3,498	—
Class B restricted stock awards	152	144	—
Forfeitable dividends declared on unvested stock-based awards	1,578	729	—
Net income	$11,192	$82,313	$116,042

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation

	Year ended December 31, 2024		June 21, 2023 - September 30, 2023
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings	$4,892	$4,288	$44,663	$3,498
Denominator
Weighted average shares used to compute basic earnings per share	42,986	8,641	42,115	8,428
Dilutive effect of stock option awards	486	87	482	111
Dilutive effect of restricted stock units	224	35	157	48
Dilutive effect of performance stock units	916	167	436	111
Dilutive effect of non-cash dividend declared but not issued	-	104	-	-
Weighted average shares used to compute diluted earnings per share	44,612	9,034	43,190	8,698

Earnings per common share (dual-class)
Basic	$0.11	$0.50	1.06	0.42
Diluted	$0.11	$0.47	1.03	0.40

	Jan. 1 - June 20, 2023		2022
	Single Class Portion of 2023		Single Class
Single class EPS calculations
Numerator
Net earnings	$31,382		$116,042
Denominator
Weighted average shares used to compute basic earnings per share	44,344		44,164
Dilutive effect of stock option awards	381		532
Dilutive effect of restricted stock units	—		6
Dilutive effect of performance stock units	27		—
Weighted average shares used to compute diluted earnings per share	44,752		44,702

Earnings per common share (single class)
Basic	$0.71		$2.63
Diluted	$0.70		$2.60

Unvested restricted stock awards have the nonforfeitable right to receive cash dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security for the purpose of calculating EPS. Prior to the issuance of Class B common stock, the Company presented its EPS for its common stock and unvested restricted stock on a combined basis since both instruments participated in net earnings on the same basis and the resulting EPS is typically the same. Starting under the two-class method, the Company reports separately the net earnings allocated away from holders of Class A and Class B common stock to holders of unvested restricted stock awards.

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

The Company declared a non-cash dividend to Class A shareholders during the fourth quarter, which resulted in the issuance of 0.6 million shares of Class B common shares. Since the dividend involved different classes of common stock, the distribution of the shares was accounted for prospectively for EPS purposes and the $6 million non-cash dividend was attributed to Class A net earnings under the two-class method. A second non-cash dividend was declared to Class A shareholders in December 2024 and was accounted for similarly for EPS purposes except that the numbers of Class B shares had not been issued and were not determinable at December 31, 2024. The Company estimated the number of Class B common shares and unvested awards for Class B diluted EPS purposes.

The Company also declared a non-cash dividend to Class B shareholders during the fourth quarter, which resulted in the issuance of 0.2 million shares of Class B common shares. Since the Class B shareholders’ proportional interest in the Company’s overall net assets did not remain the same, the distribution of the shares was accounted for prospectively for EPS purposes and the $2 million non-cash dividend was attributed to Class B net earnings under the two-class method.

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual cash dividends declared during the period for the tracking stock. However, during 2024, dividends declared by the Company were in excess of consolidated net income, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. Refer to Note 9 for information regarding dividends declared on Class B common stock.

Diluted EPS was calculated using the treasury stock method for stock options and restricted stock units. For performance stock units, the awards were first evaluated under the contingently issuable shares guidance, which requires a determination as to whether shares would be issuable if the end of the reporting period were the end of the contingency period. For shares determined to be issuable under performance stock unit awards, the treasury stock method was then applied to determine the dilutive impact of the awards, if any. Unvested restricted stock awards are considered potential common shares as well as participating securities, as discussed previously, and were included in diluted EPS using the more dilutive of the treasury stock method or the two-class method. Since these awards share in cash dividends on a 1:1 basis with common shares, applying the treasury stock method would be antidilutive compared to the basic EPS calculation that allocates earnings to participating securities under the two-class method discussed previously.

As discussed in Note 9, the Board of Directors retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock. The conversion right was evaluated for diluted EPS purposes under the if-converted method, which determines the potential dilutive effect, if any, on Class A shareholders assuming that conversion occurs. The hypothetical conversion assumed to have occurred would have resulted in the issuance of approximately 8 million shares and potential common shares and 7.4 million shares and potential common shares of Class A common stock for 2024 and 2023, respectively, based on year-to-date outstanding averages for those years, and would have effectively redistributed Class B’s net earnings to Class A.

For the year ended December 31, 2024, diluted EPS for Class A common stock excluded 313 thousand RSUs, 316 thousand PSUs at target, and the hypothetical conversion of Class B common stock into Class A common stock, as discussed above, because the effect would have been antidilutive. For the year ended December 31, 2024, diluted EPS for Class B common stock excluded four thousand RSU equivalents and four thousand PSU equivalents because the effective would have been antidilutive.

Diluted EPS for the period from January 1, 2023 through June 20, 2023, the period for which a single class of common stock existed, excluded all outstanding restricted stock units, or 684 thousand units in total, because the effect would have been antidilutive. In addition, diluted EPS for the same period excluded outstanding performance stock units originally granted in 2022, or 249 thousand units at target, based on the guidance for contingently issuable shares. For the period from June 21, 2023 through December 31, 2023, the hypothetical conversion of Class B common stock into Class A common stock was immaterial, and no other potential common shares were excluded from the computation of diluted EPS for either class of common stock.

Diluted EPS for 2022 excluded 249 thousand target performance stock units based on the guidance for contingently issuable shares.

NOTE 15—SEGMENT REPORTING

The Company generates revenue primarily through the production of metallurgical coal for sale to the steel industry. Ramaco also generates revenue through the sale of coal purchased from third parties.

The Company’s chief operating decision maker (“CODM”), the chief executive officer, regularly reviews financial information at the consolidated level for the purpose of allocating resources and assessing operating results and financial performance. Therefore, the Company has one operating and reportable segment.

The CODM uses consolidated net income as the segment profitability measure to evaluate the performance of its segment and make resource allocation decisions. Consolidated net income is used by the CODM to assess operating performance of its Appalachian operations as well as to make decisions regarding capital investments, labor allocation, compensation, and resource development.

The CODM does not regularly review segment asset information at a different asset level or category than those disclosed within the consolidated balance sheet for the purpose of assessing performance and making resource allocation decisions. Significant expenses regularly reviewed by the CODM include cost of sales as reported on the Company’s consolidated statements of operations. Furthermore, significant expenses include more disaggregated cost of sales information, including cash cost of sales (on an FOB mine basis), transportation costs, and alternative mineral development costs, as shown in the following table:

	Year ended December 31,
(In thousands)	2024	2023	2022

Significant segment expenses (a):
Cash cost of sales (FOB mine)	$420,768	$380,227	$263,384
Transportation costs	106,241	105,739	58,113
Alternative mineral development costs	4,755	3,849	1,989
Other cost of sales (b)	1,529	3,978	9,474
Cost of sales	$533,293	$493,793	$332,960

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other cost of sales includes idle costs.

Total capital expenditures (including accrued capital expenditures)	$71,656	$75,825	$136,541

The consolidated statements of operations include a reconciliation from revenue to the segment profitability measure of consolidated net income, wherein the significant expenses above are all included within the cost of sales line.

NOTE 16—SUBSEQUENT EVENTS

On February 18, 2025, the Company announced that the Board of Directors declared a cash dividend of $0.1971 per share of Class B common stock, which will be payable on March 14, 2025 to shareholders of record on February 28, 2025.

On February 28, 2025, the Company’s Class B common stock closed at a price of $8.85, which effectively fixed the number of Class B shares to be issued to Class A shareholders on March 14, 2025 related to the non-cash dividend declared during December 2024. Based on the closing price, Class A shareholders will receive 0.015537 ($0.1375 per share divided by $8.85 per share) of one share of Class B common stock for each share of Class A common stock held on the February 28, 2025 record date.

On March 17, 2025, the Company announced that it has received a $6.1 million matching grant authorized by Wyoming Governor Mark Gordon and issued by the Wyoming Energy Authority for Ramaco’s Wyoming CORE (Carbon Ore Rare Earth) Brook Mine project. The funding will match Ramaco’s significant future investment in constructing and equipping a rare earth and critical minerals pilot processing facility north of Sheridan, Wyoming.

On March 17, 2025, the Company announced that the Board of Directors declared a dividend in the amount of $0.06875 per share of Class A common stock, which will be paid in Class B common stock on June 13, 2025 to Class A shareholders of record on May 30, 2025. The number of shares of Class B common stock to be distributed will be determined based on the closing price of Class B common stock on May 30, 2025.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 5, 2024, the Company notified Cherry Bekaert, LLP (“Cherry Bekaert”) of its dismissal, effective June 5, 2024, as the Company’s independent registered public accounting firm. Cherry Bekaert served as the auditors of the Company’s financial statements for the period from April 19, 2022, through June 5, 2024 (such dates take into account the acquisition of MCM CPAs & Advisors LLP by Cherry Bekaert effective October 31, 2023).

The reports of Cherry Bekaert on the financial statements of the Company for the fiscal years ended December 31, 2023 and 2022, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to change the independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company (the “Audit Committee”).

During the period from April 19, 2022 through June 5, 2024, the period during which Cherry Bekaert was engaged as the Company’s independent registered public accounting firm, there were no disagreements between the Company and Cherry Bekaert on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cherry Bekaert, would have caused Cherry Bekaert to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements. During the period from April 19, 2022 through June 5, 2024, the period during which Cherry Bekaert was engaged as the Company’s independent registered public accounting firm, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except that, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, there was a material weakness in internal control over financial reporting for the fiscal year ended December 31, 2023, in the Company’s financial reporting related to a pervasive lack of sufficient documentation of accounting policies, procedures and controls which does not allow management to effectively assess its relevant risks and key controls to properly test for design and operating effectiveness. This reportable event was discussed among the Audit Committee and Cherry Bekaert. Cherry Bekaert has been authorized by the Company to respond fully to the inquiries of the successor independent registered public accounting firm concerning this reportable event.

The Company provided Cherry Bekaert with a copy of the above statements and requested that Cherry Bekaert furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter from Cherry Bekaert addressed to the Securities and Exchange Commission dated as of June 6, 2024 is filed as Exhibit 16.1 to this Annual Report on Form 10-K.

On June 6, 2024, the Company appointed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm for the year ending December 31, 2024.

During the period from January 1, 2022, through June 6, 2024, neither the Company nor anyone on behalf of the Company consulted with Grant Thornton regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures. As of December 31, 2024, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures in pursuant to applicable Exchange Act rules. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were not effective at the reasonable assurance level as a result of the material weakness in internal control over financial reporting disclosed below. The Company’s remediation plan for the material weakness in internal control over financial reporting is also discussed below.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this evaluation, management identified a material weakness related to an insufficiency of appropriately qualified and trained professionals to perform certain control activities necessary to achieve our control objectives. The material weakness also resulted in incomplete or inadequate documentation related to accounting policies and procedures, inappropriate conclusions reached regarding non-routine accounting matters, and insufficient evidence of internal control activities. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that its internal control over financial reporting was ineffective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein and expressed an adverse opinion.

Remediation Plan. We are continuing to develop a plan of remediation to address this material weakness, which will include assessing, redesigning, and implementing modifications of our internal controls, and hiring of additional qualified accounting personnel, or supplementing internal resources with qualified external advisors as needed. We will not be able to fully remediate this material weakness until these steps have been completed and subsequent validation and testing of these internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles.

Changes in Internal Control Over Financial Reporting. During 2024 we took steps to improve our internal control over financial reporting. In June 2024, we engaged the services of a national professional services firm to assist us in evaluating the effectiveness of our disclosure controls and procedures. On July 1, 2024 we created and filled the position of Director of Internal Audit, and in August 2024 we engaged a top five accounting firm to assist us in reviewing technical non-routine accounting matters. There were no significant changes in our internal control over financial reporting during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2024, none of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or because the information is immaterial or disclosed elsewhere in the Consolidated Financial Statements and Notes thereto.
(b)	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 7, 2017)

2.2

Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC, and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on February 24, 2022)

2.3

Securities Purchase Agreement, dated as of August 8, 2022, between Ramaco Development, LLC and Appleton Coal LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38003) filed with the SEC on August 8, 2022

2.4

Asset Purchase Agreement, dated as of October 26, 2021, among Ramaco Resources, Inc., Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on October 26, 2021)

3.1

Second Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on June 12, 2023)

3.2

Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 14, 2017)

3.3

Amendment No. 1 to the Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 15, 2020)

3.4

Second Amended and Restated Bylaws of Ramaco Resources, Inc., dated August 5, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2024)

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

4.8

Second Supplemental Indenture dated as of November 27, 2024, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 27, 2024)

4.9

Form of 8.375% Senior Note due 2029, included as Exhibit A to Exhibit 4.8 above (incorporated by reference to Exhibit 4.2.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 27, 2024)

†10.1

Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-215913) filed with the Commission on February 6, 2017)

10.2

Berwind Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.3

Elk Creek Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.4

Indemnification Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.5

RAM Mine Mutual Cooperation Agreement, dated August 20, 2015, by and between RAM Mining, LLC and Ramaco Northern Appalachia, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.6

Promissory Note, dated August 31, 2016, by and between Ramaco Development, LLC, as maker, and Ramaco Coal, LLC, as noteholder (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.7

Corporate Guaranty, dated August 20, 2015, by and between Ramaco Coal, LLC, as guarantor, and RAMACO Development, LLC as oblige (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.8

Corporate Guaranty, dated August 20, 2015, by and between RAMACO Development, LLC, as guarantor, and Ramaco Coal, LLC, as oblige (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.9

Berwind Sublease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.10

First Amendment to Berwind Lease Agreement and Sublease, dated February 2016, by and among Berwind Land Company, Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.11

Second Amendment to Berwind Sublease, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.12

Third Amendment to Berwind Lease Agreement and Consent to Sublease, dated December 19, 2017, by and between Berwind Land Company and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.13

Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.14

Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.15

Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.16

Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.17

Amendment No. 4 to Elk Creek Coal Lease Agreement, dated January 12, 2017, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.18

Amendment No. 5 to Elk Creek Coal Lease Agreement, dated September 28, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.19

Amendment No. 6 to Elk Creek Coal Lease Agreement, dated December 21, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.20

Amendment No. 7 to Elk Creek Coal Lease Agreement, dated February 1, 2019, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (File No. 333-215913) filed with the Commission on February 20, 2020)

10.21

Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.22

Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.23

Amendment No. 2 to Elk Creek Surface Rights Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.24

Amendment No. 3 to Elk Creek Surface Rights Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.25

Mutual Services Agreement, dated December 22, 2017, by and between Ramaco Development, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on March 21, 2018)

10.26

NRP Sublease Agreement, dated August 19, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.27

Amendment No. 1 to NRP Sublease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.28

Amended and Restated Lease Agreement, dated August 20, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC, RAM Mining, LLC and RAMACO Mining, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.29

Amendment No. 1 to Amended and Restated Lease Agreement, dated December 31, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.30

Amendment No. 2 to Amended and Restated Lease Agreement, dated March 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

10.31

Amendment No. 3 to Amended and Restated Lease Agreement, dated August 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.32

Ramaco Development, LLC 2016 Membership Unit Option Plan (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.33

Form of Ramaco Resources, Inc. Stock Option Notice and Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

†10.34

Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (File No. 333-215363) filed with the Commission on December 29, 2016)

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

†10.56

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.57

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on December 13, 2019)

†10.58

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

†10.59

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A (File No. 001-38003) filed with the Commission on December 16, 2019)

10.60

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 20, 2020)

10.61

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.62

Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 21, 2020)

10.63

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 28, 2020)

10.64

Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K (File No. 001-38003) filed with the Commission on February 18, 2021)

10.65

Amended and Restated Credit and Security Agreement, dated October 29, 2021, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as the borrowers, the lenders party thereto and KeyBank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 2, 2021)

†10.66

First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 2, 2022)

+10.67

Loan Agreement, dated as of September 23, 2022, between Ramaco Development, LLC and Investec Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the SEC on September 26, 2022)

+10.68

First Amendment to Amended and Restated Credit and Security Agreement, dated April 29, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Filed No. 001-38003) filed with the Commission on August 9, 2022)

+10.69

Second Amendment to Amended and Restated Credit and Security Agreement, dated September 23, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-38003) filed with the Commission on November 9, 2022)

+10.70

Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, Inc. as borrowers, the lenders party thereto and KeyBank National Association, as agent, lender, swing line lender, and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 17, 2023)

†10.71

Employment Separation Agreement, dated January 26, 2024, by and between the Company and Barkley J. Sturgill, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on February 1, 2024)

10.72

First Amendment Agreement, dated May 3, 2024, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender, amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2024)

†10.73

Ramaco Resources, Inc. Change in Control Severance Plan, effective as of July 9, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2024)

10.74

Second Amendment Agreement, dated November 21, 2024, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender, amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 22, 2024)

10.75

Structuring Fee Agreement dated November 27, 2024, between Ramaco Resources, Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2024)

16.1

Letter from Briggs & Veselka Co. to Securities and Exchange Commission dated January 21, 2022. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on January 24, 2022)

16.2	Crowe LLP letter, dated April 20, 2022 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on April 20, 2022)
16.3

Cherry Bekaert LLP letter, dated November 6, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on November 6, 2023)

16.4	Cherry Bekaert LLP letter, dated June 6, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (File No. 001-38003) filed with the Commission on June 11, 2024)

*19.1	Insider Trading Policies and Procedures

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Cherry Bekaert LLP

23.3	[Reserved]

*23.4	Consent of Weir International, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

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

*96.4	Mineral resource and reserve estimates at the Maben Complex, dated March 13, 2025, with an effective date of December 31, 2024

*97.1	Restatement Recoupment Policy

*101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

March 17, 2025	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2025	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

March 17, 2025	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

March 17, 2025	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

March 17, 2025	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

March 17, 2025	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

March 17, 2025	By:	/s/ Patrick C. Graney, III
Patrick C. Graney, III
Director

March 17, 2025	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

March 17, 2025	By:	/s/ Peter Leidel
Peter Leidel
Director

March 17, 2025	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

March 17, 2025	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

March 17, 2025	By:	/s/ E. Forrest Jones, Jr.
E. Forrest Jones, Jr.
Director