Form 10-Q
period 2025-03-31
Ramaco Resources, Inc.
filed 2025-05-12
CIK 1687187

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, the registrant had 44,418,301 and 10,285,469 outstanding shares of Class A and Class B common stock, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on March 17, 2025, as well as other filings of the Company with the SEC.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$43,466	$33,009
Accounts receivable	52,122	73,582
Inventories	56,123	43,358
Prepaid expenses and other	12,256	17,685
Total current assets	163,967	167,634
Property, plant, and equipment, net	487,872	482,019
Financing lease right-of-use assets, net	19,679	12,437
Advanced coal royalties	5,129	4,709
Other	9,088	7,887
Total Assets	$685,735	$674,686
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$59,496	$48,855
Accrued liabilities	53,851	61,659
Current portion of asset retirement obligations	1,035	1,035
Current portion of long-term debt	307	359
Current portion of financing lease obligations	7,307	6,218
Insurance financing liability	2,365	4,302
Total current liabilities	124,361	122,428
Long-term asset retirement obligations	30,454	30,052
Long-term equipment loans	—	57
Long-term borrowings on revolving credit facility	16,000	—
Long-term financing lease obligations	13,203	7,517
Senior notes, net	88,356	88,135
Deferred tax liability, net	51,359	56,027
Other long-term liabilities	6,754	7,664
Total liabilities	330,487	311,880

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 44,407,741 at March 31, 2025 and 44,263,429 at March 31, 2024 shares issued and outstanding	444	438
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 10,285,469 at March 31, 2025 and 8,825,928 at March 31, 2024 shares issued and outstanding	103	95
Additional paid-in capital	306,312	292,739
Retained earnings	48,389	69,534
Total stockholders' equity	355,248	362,806
Total Liabilities and Stockholders' Equity	$685,735	$674,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per-share amounts	2025	2024

Revenue	$134,656	$172,676

Costs and expenses
Cost of sales (exclusive of items shown separately below)	114,132	139,713
Asset retirement obligations accretion	402	354
Depreciation, depletion, and amortization	17,542	15,220
Selling, general, and administrative	14,602	14,114
Total costs and expenses	146,678	169,401

Operating (loss) income	(12,022)	3,275

Other income (expense), net	505	629
Interest expense, net	(2,230)	(1,332)

(Loss) Income before tax	(13,747)	2,572
Income tax (benefit) expense	(4,290)	540
Net (loss) income	$(9,457)	$2,032

Earnings per common share *
Basic - Class A	$(0.19)	$(0.00)
Basic - Class B	$(0.20)	$0.24

Diluted - Class A	$(0.19)	$(0.00)
Diluted - Class B	$(0.20)	$0.23

* Refer to Notes 6 and 10 for dividends and earnings per common share information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2025	$438	$95	$292,739	$69,534	$362,806
Stock-based compensation	6	1	3,354	—	3,361
Shares surrendered for withholding taxes payable	—	—	(2,680)	—	(2,680)
Cash dividends and dividend equivalents declared	—	—	—	(1,854)	(1,854)
Non-cash dividends declared and distributed	—	7	12,899	(6,556)	6,350
Non-cash dividends declared but not distributed	—	—	—	(3,278)	(3,278)
Net (loss)	—	—	—	(9,457)	(9,457)
Balance at March 31, 2025	444	103	306,312	48,389	355,248

Balance at January 1, 2024	$440	$88	$277,133	$91,944	$369,605
Stock-based compensation	4	—	4,698	—	4,702
Shares surrendered for withholding taxes payable	(1)	—	(1,869)	—	(1,870)
Cash dividends and dividend equivalents declared	—	—	—	(2,201)	(2,201)
Net income	—	—	—	2,032	2,032
Balance at March 31, 2024	443	88	279,962	91,775	372,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2025	2024
Cash flows from operating activities:
Net (loss) income	$(9,457)	$2,032
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	402	354
Depreciation, depletion, and amortization	17,542	15,220
Amortization of debt issuance costs	353	207
Stock-based compensation	3,361	4,702
(Gain)/loss on disposal of equipment	—	(23)
Deferred income taxes	(4,668)	(1,928)
Changes in operating assets and liabilities:
Accounts receivable	21,460	(6,673)
Prepaid expenses and other current assets	5,429	6,462
Inventories	(12,765)	(4,117)
Other assets and liabilities	(1,253)	(494)
Accounts payable	9,809	6,301
Accrued liabilities	(4,174)	3,145
Net cash provided by operating activities	26,039	25,188

Cash flows from investing activities:
Capital expenditures	(18,473)	(18,730)
Maben preparation plant capital expenditures	(1,840)	—
Capitalized interest	(527)	(244)
Other	(1,416)	309
Net cash used for investing activities	(22,256)	(18,665)

Cash flows from financing activities:
Proceeds from borrowings	19,000	51,500
Payments of debt issuance costs (senior note debt)	(67)	—
Payment of dividends	(2,476)	(8,319)
Repayment of borrowings	(3,110)	(55,417)
Repayments of insurance financing	(1,937)	(1,799)
Repayments of equipment finance leases	(2,056)	(2,077)
Shares surrendered for withholding taxes payable	(2,680)	(1,870)
Net cash provided by (used) for financing activities	6,674	(17,982)

Net change in cash and cash equivalents and restricted cash	10,457	(11,459)
Cash and cash equivalents and restricted cash, beginning of period	33,823	42,781
Cash and cash equivalents and restricted cash, end of period	$44,280	$31,322

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	8,831	8,790
Capital expenditures included in accounts payable and accrued liabilities	13,060	6,708
Accrued dividends and dividend equivalents payable	32	33

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

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective starting with Ramaco’s 2025 annual financial statements and may be applied prospectively to only the income tax disclosures provided for 2025 or retrospectively by providing revised disclosures for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will likely be provided on a prospective basis in the Company’s 2025 annual financial statements upon adoption.

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

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw coal	$22,252	$19,709
Saleable coal	28,082	17,969
Supplies	5,789	5,680
Total inventories	$56,123	$43,358

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Plant and equipment	$367,108	$331,899
Mining property and mineral rights	120,532	120,532
Construction in process	12,316	31,048
Capitalized mine development costs	210,364	199,595
Less: accumulated depreciation, depletion, and amortization	(222,448)	(201,055)
Total property, plant, and equipment, net	$487,872	$482,019

Depreciation, depletion, and amortization included:

	Three months ended March 31,
(In thousands)	2025	2024
Depreciation of plant and equipment	$10,365	$8,820
Amortization of right of use assets (finance leases)	1,892	2,493
Amortization and depletion of capitalized
mine development costs and mineral rights	5,285	3,906
Total depreciation, depletion, and amortization	$17,542	$15,220

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Revolving Credit Facility	$16,000	$—
Equipment loans	307	416
Senior Notes, net	88,356	88,135
Total debt	$104,663	$88,551
Current portion of long-term debt	307	359
Total long-term debt	$104,356	$88,192

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

The borrowing base of the amended facility as of March 31, 2025, was $90.9 million based on eligible accounts receivable and inventory collateral and reserve requirements. The remaining availability under the Revolving Credit Facility at March 31, 2025, after $16.0 million of outstanding borrowings, was $74.9 million.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%. The effective interest rate for the first quarter of 2025 was 6.83%.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At March 31, 2025, we were in compliance with all debt covenants under the Revolving Credit Facility.

Fair Value—The Company’s Senior Notes that are due in 2026 had an estimated fair value of approximately $35.4 million and $35.6 million at March 31, 2025 and December 31, 2024, respectively. The Company’s Senior Notes that are due in 2029 had an estimated fair value of $57.2 million and $58.1 million at March 31, 2025 and December 31, 2024, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—The Company’s short-term debt at March 31, 2025 was comprised of $0.3 million due under equipment loans. The Company’s short-term debt at December 31, 2024 was comprised of $0.4 million due under equipment loans with a weighted average interest rate of approximately 4.7%.

Other—Finance lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at March 31, 2025 consisted of accrued payables, accrued compensation, accrued sales-related taxes, and accrued dividends of $25.7, $12.3, $5.1, and $4.1 million, respectively, and various other liabilities. Accrued liabilities at December 31, 2024 consisted of $24.6, $17.3, $5.2, and $6.7 million of accrued payables, accrued compensation, accrued sales-related taxes, and accrued dividends, respectively, and various other liabilities. The year-to-date decrease in Accrued liabilities was largely related to the $2.6 million decrease in cash dividends and short-term dividend equivalents liabilities, which was driven by the payment of Class A common stock dividends accrued at year end 2024 and the $5.0 million decrease in accrued compensation, which was driven by annual bonus payments. These activities were offset partially by an increase in various accrued payables during the quarter.

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

The estimated aggregate liability for these items totaled $7.7 million and $8.3 million as of March 31, 2025 and December 31, 2024, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $5.5 million and $5.2 million at March 31, 2025 and December 31, 2024, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in prepaid expenses and other on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at March 31, 2025 and December 31, 2024.

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

Stock-Based Awards—Stock-based compensation expense totaled $3.4 million and $4.7 million for the three months ended March 31, 2025 and March 31,2024, respectively. During 2024, the Company granted new stock-based awards and modified certain awards previously granted as discussed below. New stock-based awards granted during the first three months of 2025 were for Class A common stock, all of which were granted in the first quarter of 2025. There were no Class B stock-based awards granted during the first three months of 2025.

Restricted Stock—We granted 341,295 shares of Class A restricted stock to certain senior executives, key employees, and directors during the first quarter of 2025, having a grant-date fair value of $3.3 million. The aggregate fair value of the awards granted to employees was $2.7 million, which is recognized ratably as expense over the three-year service period unless forfeited. The aggregate fair value of restricted stock granted to directors was $0.6 million, which is recognized ratably as expense over one year unless forfeited. During the vesting period, the participants have voting rights and receive nonforfeitable dividends on the same basis as fully vested common stockholders.

Restricted Stock Units (“RSUs”)—We granted 713,305 Class A restricted stock units to certain senior executives and key employees during the first quarter of 2025, having a grant-date fair value of $9.81 per share. The aggregate fair value of these awards was $7.0 million, which is recognized ratably as expense over the three-year service period unless forfeited. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance Stock Units (“PSUs”)—We granted Class A performance stock units to certain senior executives and key employees during the first quarter of 2025. These awards cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units may be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance stock units are accounted for as awards with a market condition since vesting depends on total shareholder return relative to a group of peer companies. The target number of performance stock units granted during the first quarter of 2025, or 713,305 units, were valued relative to the total shareholder return of a peer group based on a Monte Carlo simulation, which resulted in a grant date fair value of $15.03 per unit. The aggregate fair value of these awards was $10.7 million, which is recognized ratably as expense over the three-year period.

Modification— The resignation of one of the Company’s executive officers and the separation agreement between the employee and the Company that occurred during the first quarter of 2024 resulted in a net charge to stock compensation expense of $1.2 million during the period. Incremental value of $1.8 million resulted from the continued equity vesting provision included in the separation agreement applicable to the employee’s restricted stock awards, which was recognized as an expense. This amount was offset partially by the $0.6 million reversal of previously recognized compensation expense related to the pre-modified restricted stock award ($0.3 million) as well as the forfeiture of restricted stock units and performance stock units (collectively $0.3 million).

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

On December 5, 2024, the Board declared the quarterly Class A dividend of $0.1375 per share for the first quarter of 2025. The first quarter dividend is payable on March 14, 2025, to shareholders of record on February 28, 2025. This payment occurred in the form of Class B shares. Thus, Class A holders received shares of Class B common stock for each share of Class A common stock determined by dividing $0.1375 by the closing transaction price of the Class B common stock on February 28, 2025.

On February 18, 2025 the Board of Directors declared a quarterly cash dividend of $0.1971 per share on the Company's Class B common stock. The first quarter dividend was paid on March 14, 2025, to shareholders of record on February 28, 2025.

On March 17, 2025, the Board of Directors declared a dividend of $0.06875 per share for the second quarter of fiscal year 2025 relating to its Class A common shares to shareholders of record on May 30, 2025. The dividends will be paid in Class B common stock and issued on June 13, 2025. Class A holders will receive a number of shares of Class B common stock for each share of Class A common stock determined by dividing $0.06875 by the closing transaction price of the Class B common stock on May 30, 2025.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at March 31, 2025 totaled approximately $33.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $5.7 million and $6.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March 31, 2025, the Company’s remaining commitments under take-or-pay arrangements totaled $23.3 million, the majority of which relates to a multi-year contract with a total remaining commitment of $16.1 million until the term expires in the first quarter of 2028. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of March 31, 2025, the Company had no expected volume shortfall resulting in a need for an accrued liability. The accrued liability for the expected shortfall was zero at March 31,2025.

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

Plaintiff claims their sale of the Plant to EMCOAL, Inc. was not completed and thus EMCOAL, Inc. did not have the right to sell the Plant to us. As a result of Ramaco purchasing the Plant from EMCOAL, Inc., Plaintiff claims in the complaint we are liable for conversion, unjust enrichment, and negligence. Plaintiff has sought damages for these alleged claims. We filed a motion to dismiss on February 4, 2025 and that motion is currently pending before the Court. The case is now in discovery and the trial is scheduled to start on January 12, 2026. We believe we have meritorious defenses to all claims in this matter.

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

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. The Company recognized a $7.8 million gain during 2023, which was recorded in Other income (expense), net on the Consolidated Statements of Operations. Of this amount, $2.0 million was included in Insurance proceeds related to property, plant, and equipment as part of investing activities on the Consolidated Statements of Cash Flows and the remaining amount was included in operating activities. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of approximately $0.3 million during the first quarter of 2025, bringing the total loss recovery asset to approximately $4.2 million in Prepaid expenses and other on the Consolidated Balance Sheet as of March 31, 2025. The corresponding reduction of $0.3 million during the first quarter of 2025 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. The new trial is scheduled to begin on July 15, 2025.

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

Disaggregated information about Revenue is presented below:

	Three months ended March 31,
(In thousands)	2025	2024
Coal Sales
North American revenue	$44,026	$54,173
Export revenue, excluding Canada	90,630	118,503
Total revenue	$134,656	$172,676

Revenue for the first quarter ended March 31, 2025 includes a $0.1 million net decrease to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of March 31, 2025, the Company had outstanding performance obligations of approximately 1.5 million tons for contracts with fixed sales prices averaging $154 per ton, excluding freight, as well as 2.6 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 67% of the committed tons in 2025, 32% in 2026, and 1% in 2027. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended March 31, 2025, sales to three individual customers were 10% or more of our total revenue. Sales to these customers represented 17%, 15% and 10% of our total revenue during the three-month period and accounted for approximately 42%, collectively, of our total revenue. Two customers accounted for 39% and 18% of our trade receivables, or collectively 57% of the Company’s accounts receivable balance at March 31, 2025. For comparison purposes, during the three months ended March 31, 2024, sales to two individual customers were 10% or more of our total revenue and accounted for approximately 30%, collectively, of our total revenue.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 31.2% benefit and 21.0% expense, respectively, excluding the impact of discrete items, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

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

The computation of basic and diluted EPS is shown on the following page:

(In thousands, except per share amounts)	Three months ended March 31,
	2025	2024
Earnings attribution
Class A common stock	$(8,269)	$(106)
Class A restricted stock awards	-	1
Class B common stock	(1,935)	2,032
Class B restricted stock awards	—	72
Forfeitable dividends declared on unvested stock-based awards	747	33
Net income	$(9,457)	$2,032

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings for basic earnings per common share	$(8,269)	$(1,935)	$(106)	$2,032
Add: Class B net earnings for diluted earnings per diluted share	(1,935)	-	2,032	-
Net earnings for diluted earnings for diluted earnings per diluted share	$(10,204)	$(1,935)	$1,926	$2,032
Denominator
Weighted average shares used to compute basic earnings per share	43,850	9,710	42,496	8,508
Dilutive effect of stock option awards	-	-	-	96
Dilutive effect of restricted stock units	-	-	-	32
Dilutive effect of performance stock units	-	-	-	162
Dilutive effect of non-cash dividend declared but not issued	-	-	-	-
Dilutive effect of conversion of Class B common stock to Class A common stock	9,151	-	6,256	-
Weighted average shares used to compute diluted earnings per share	53,001	9,710	48,752	8,798

Earnings per common share (dual-class)
Basic	$(0.19)	$(0.20)	$(0.00)	$0.24
Diluted	$(0.19)	$(0.20)	$(0.00)	$0.23

Unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security to calculate EPS. Under the two-class method, the Company reports separately the net earnings allocated away from holders of Class A and Class B common stock to holders of unvested restricted stock awards.

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B to calculate EPS other than actual dividends declared during the period for the tracking stock. However, during the three months ended March 31, 2025, dividends declared by the Company were more than consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. For the three months ended March 31, 2025, two dividends were declared for Class A common stock due to the timing of declaration, while only one dividend was declared for Class B common stock.

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

For the first quarter of 2025, diluted EPS for Class A Common stock excluded all outstanding awards of potential common stock because of the allocated net loss discussed above, and, therefore, the inclusion of any potential common shares would be antidilutive. Excluded Class A common stock awards were 649 thousand options to purchase Class A common stock, 666 thousand RSUs, and 1,568 thousand PSUs (at target). Excluded Class B common stock awards were 144 thousand options to receive Class B common stock, 38 thousand RSUs, and 231 thousand PSUs (at target). For the three months ended March 31, 2024, diluted EPS for Class A common stock excluded only the RSUs and PSUs granted in the first quarter of 2024, as discussed in Note 6, because the effect would have been antidilutive under the treasury stock method.

NOTE 11—SEGMENT REPORTING

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

	Three Months Ended March 31,
(In thousands)	2025	2024

Significant segment expenses (a):
Cash cost of sales (FOB mine)	$92,763	$109,465
Transportation costs	18,998	28,876
Alternative mineral development costs	1,912	1,135
Other cost of sales (b)	459	237
Cost of sales	$114,132	$139,713

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other cost of sales includes idle costs.

Total capital expenditures (including accrued capital expenditures)	$21,452	$19,929

NOTE 12—RELATED PARTY TRANSACTIONS

Legal Services—Some of the professional legal services we received were provided by Jones & Associates (“Jones”), a related party. Legal services incurred for Jones for the three months ended March 31, 2025 and March 31, 2024 totaled less than $0.1 million and zero, respectively. Mr. Jones subsequently became the Company’s General Counsel on May 1, 2025.

Other Professional Services—The Company has also entered into professional services agreements with three other related parties, which have been aggregated due to immateriality. Professional service fees for these related party transactions totaled less than $0.1 million during the first quarter of 2025.

NOTE 13—SUBSEQUENT EVENTS

On May 12, 2025, the Company announced its Board of Directors had approved and declared a quarterly cash dividend of $0.1811 per share on the Company's Class B common stock. The second quarter dividend is payable on June 13, 2025, to shareholders of record on May 30, 2025.

On May 12, 2025, the Company released a revised Technical Report Summary (“TRS”) on the Brook Mine property Rare Earth Element Exploration Target prepared by Weir International, Inc., (“Weir”) in accordance with the U.S. Securities and Exchange Commission Regulation S-K 1300 for Mining Property Disclosure.

On May 12, 2025, the Company announced that Michael Woloschuk will join Ramaco as Executive Vice President for Critical Minerals from the Fluor Corporation to oversee the Company’s development of the Brook Mine and related commercialization of its rare earth and critical mineral operations.

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

Our primary source of revenue is the sale of metallurgical coal. We are a pure-play metallurgical coal company with 66 million reserve tons and 1,352 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue the development of our existing properties and grow annual production over the next few years to approximately seven million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment in the medium-term. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

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

During the first three months of 2025, we sold 0.9 million tons of coal and recognized $134.7 million of revenue. Of this amount, 33% of our revenue was from sales into North American markets, including Canada, and 67% of our revenue was from sales into export markets. During the same period of 2024, we sold 0.9 million tons of coal and recognized $172.7 million of revenue, of which 31% was from sales into North American markets, including Canada, and 69% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events or by dockworker labor disputes taking place at U.S. East Coast ports.

As of March 31, 2025, the Company had outstanding performance obligations of approximately 1.5 million tons for contracts with fixed sales prices averaging $154 per ton, excluding freight, as well as 2.6 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 67% of these commitments in 2025, 32% of these commitments in 2026, and the remaining 1% in 2027. Refer to Note 8 of Part I, Item 1 for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In the first three months of 2025, our total capital expenditures were $20.3 million, excluding capitalized interest of $0.5 million. In the first three months of 2024, our capital expenditures were $18.7 million, excluding capitalized interest of $0.2 million. The increase in capital expenditures was due to the Company’s progress related to strategic growth projects specifically at the Maben preparation plant.

The Company produced 1.0 million tons during the first three months of 2025 compared to 0.8 million tons during the first three months of 2024 as a result of the increase in capacity and completed development work. The Company expects full-year production volumes in 2025 between 3.9 and 4.3 million tons with an ability to vary production dependent on market conditions.

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

No revenues have been recognized from the Company’s Wyoming initiatives.

Results of Operations

	Three months ended March 31,
(In thousands, except per share amounts)	2025	2024

Revenue	$134,656	$172,676

Costs and expenses
Cost of sales (exclusive of items shown separately below)	114,132	139,713
Asset retirement obligations accretion	402	354
Depreciation, depletion, and amortization	17,542	15,220
Selling, general and administrative expenses	14,602	14,114
Total costs and expenses	146,678	169,401

Operating (loss) income	(12,022)	3,275

Other income (expense), net	505	629
Interest expense, net	(2,230)	(1,332)
Income before tax	(13,747)	2,572

Income tax (benefit) expense	(4,290)	540

Net (loss) income	$(9,457)	$2,032

Earnings per common share
Basic - Class A	$(0.19)	$(0.00)
Basic - Class B	$(0.20)	$0.24

Diluted - Class A	$(0.19)	$(0.00)
Diluted - Class B	$(0.20)	$0.23

Adjusted EBITDA	$9,788	$24,180

Net income and Adjusted EBITDA for the three months ended March 31, 2025 were negatively impacted by the softening of global metallurgical coal markets and the decrease in metallurgical coal price indices. This occurred due to a variety of macroeconomic factors including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Coal sales information is summarized as follows:

	Three months ended March 31,
(In thousands)	2025	2024	Increase (Decrease)

Revenue	$134,656	$172,676	$(38,020)
Tons sold	946	929	17
Total revenue per ton sold (GAAP basis)	$142	$186	$(44)

Cost of sales	$114,132	$139,713	$(25,581)
Tons sold	946	929	17
Total cost of sales per ton sold (GAAP basis)	$121	$150	$(29)

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Our revenue includes sales of Company produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue. Coal sales revenue for the three months ended March 31, 2025 was $134.7 million, approximately 22% lower than the same period in 2024 driven by the negative impact of pricing offset partially by the 2% increase in tons sold. The increase in tons sold occurred in export markets, which increased 8% but were offset partially by the decrease in North America volumes. Revenue per ton sold decreased 24% from $186 per ton for the three months ended March 31, 2024 to $142 per ton for the three months ended March 31, 2025 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 21% from $155 per ton for the three months ended March 31, 2024 to $122 per ton for the three months ended March 31, 2025. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures was due to the decrease in metallurgical coal prices as U.S. metallurgical coal price indices continued to fall in the first quarter of 2025 by an average of 27% quarter over quarter due to the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales for the three months ended March 31, 2025 was $114.1 million, approximately 18% lower than the same period in 2024 despite the 2% increase in tons sold discussed above. Cost of sales per ton sold decreased 19% from $150 per ton for the three months ended March 31, 2024 to $121 per ton for the three months ended March 31, 2025. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 17% from $118 per ton for the three months ended March 31, 2024 to $98 per ton for the three months ended March 31, 2025. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. Mine costs for the first quarter of 2025 benefited from efficiencies gained from increased production versus the same period in 2024.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $17.5 million and $15.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase quarter-to-quarter was related to general increases in plant and equipment and production versus 2024.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $14.6 million and $14.1 million for the three months ended March 31, 2025 and March 31,2024, respectively. The $0.5 million increase in 2024 was primarily due to the increase in stock-based compensation expense offset by other administrative cost.

Other income (expense), net. Other income (expense), net was $0.5 million for the three months ended March 31, 2025, compared to $0.6 million for the three months ended March 31, 2024.

Interest expense, net. Interest expense, net was $2.2 million for the three months ended March 31, 2025 compared to $1.3 million for the same period in 2024. The increase in 2025 was largely due to issuance of the 8.375% Senior Unsecured Notes due 2029 (the “Senior Notes due 2029”) in late 2024.

Income tax expense (benefit). The effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 31% and 21%, respectively, excluding the impact of discrete items. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

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

At March 31, 2025, we had $43.5 million of cash and cash equivalents and $74.9 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $164.0 million and were in excess of total current liabilities by $39.6 million as of the balance sheet date.

Significant sources and uses of cash during the first three months of 2025

Sources of cash:

●	Cash flows provided by operating activities were $26.0 million during the first three months of 2025, which were driven primarily by net earnings adjusted for non-cash expenses including depreciation, depletion, and amortization as well as stock-based compensation. Changes in operating assets and liabilities also contributed to operating cash flow driven primarily by the decrease in accounts receivable due to the collection of fourth quarter 2024 revenues, which were $36.2 million higher than first quarter revenues.

●	Cash inflows for financing activities totaled $6.7 million, which included:
o	net proceeds from borrowing of $15.9 million on our existing debt, finance leases, and insurance financing and
o	net outflow of $2.5 million to stockholders in the form of dividend payments and
o	net outflows of $6.7 million of other various activities

Uses of cash:

●	Capital expenditures totaled $20.3 million, including expenditures related to the preparation plant and expansion of our Maben complex. Capital expenditures for the Maben preparation plant totaled $1.8 million. The preparation plant at Maben was commissioned in October 2024, which should reduce trucking costs at the complex going forward. Most capital expenditures for 2025 are expected to occur in the first half of the year as a carryforward of commitments for growth projects made in 2024.
●	Additional cash flows from other activities related to deposits on equipment and other of $1.9 million.

The Class B common stock dividends were calculated based on 20% of the previous quarter’s CORE royalty and infrastructure fees as shown below. Refer to Note 6 of Part I, Item 1 for additional information regarding dividends.

	Three months ended March 31,	Three months ended March 31,
(In thousands)	2025	2024

Royalties
Ramaco Coal	$2,381	$2,730
Amonate Assets	600	1,312
Other	7	12
Total Royalties	$2,988	$4,054

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,256	$4,475
Rail Load-outs (Loading at $2.50/ton)	2,069	1,954
Total Infrastructure Fees (at $7.50/ton)	$6,325	$6,429

CORE Royalty and Infrastructure Fees	$9,313	$10,483

Total Cash Available for Dividend for Class B Common Stock	$9,313	$10,483

20% of Cash Available for Dividend for Class B Common Stock	$1,863	$2,097

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

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and indebtedness.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the first three months of 2025.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the first three months of 2025.

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

	Three months ended March 31,
(In thousands)	2025	2024
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(9,457)	$2,032
Depreciation, depletion, and amortization	17,542	15,220
Interest expense, net	2,230	1,332
Income tax (benefit) expense	(4,290)	540
EBITDA	6,025	19,124
Stock-based compensation	3,361	4,702
Accretion of asset retirement obligation	402	354
Adjusted EBITDA	$9,788	$24,180

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

	Three months ended March 31,
(In thousands)	2025	2024

Revenue	$134,656	$172,676
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	(19,042)	(28,285)
Non-GAAP revenue (FOB mine)	$115,614	$144,391
Tons sold	946	929
Non-GAAP revenue per ton sold (FOB mine)	$122	$155

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

	Three months ended March 31,
(In thousands)	2025	2024

Cost of Sales:	$114,132	$139,713
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	(18,998)	(28,876)
Alternative mineral development costs	(1,912)	(1,135)
Idle and other costs	(459)	(237)
Non-GAAP cash cost of sales	$92,763	$109,465
Tons sold	946	929
Non-GAAP cash cost per ton sold (FOB mine)	$98	$118

Refer to coal sales information for cost per ton sold (GAAP basis) calculations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. However, based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this quarterly report as a result of the material weakness in internal control over financial reporting as described below.

Previously Reported Material Weakness

We previously identified a material weakness and concluded that our disclosure controls and procedures as of December 31, 2024, were not effective at the reasonable assurance level as a result of the material weakness in internal control over financial reporting disclosed below. The Company’s remediation plan for the material weakness in internal control over financial reporting is also discussed below.

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

Remediation Plan

We are executing on our plan for remediation to address this material weakness, which includes assessing, redesigning, and implementing modifications of our internal controls, and the hiring of additional qualified accounting personnel, or supplementing internal resources with qualified external advisors as needed. We will not be able to fully remediate this material weakness until these steps have been completed and subsequent validation and testing of these internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles.

During the first quarter of 2025, we took continued steps to improve our internal control over financial reporting. We continued to engage the services of a national professional services firm to assist us in evaluating the effectiveness of our disclosure controls and procedures. During the first quarter of 2025, we engaged a number of national recruiting firms to assist us in identifying qualified accounting personnel. We continued to engage the services of a top-five accounting firm to assist us in reviewing technical non-routine accounting matters.

Changes in Internal Control Over Financial Reporting

We are actively improving our control environment by executing our remediation plan to address the material weakness, as described above. Except as described above, there were no significant changes in our internal control over financial reporting during our first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAMACO RESOURCES, INC.

May 12, 2025	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 12, 2025	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)