Form 10-Q
period 2025-06-30
Ramaco Resources, Inc.
filed 2025-08-01
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

250 West Main Street, Suite 1900
Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip code)

(859) 244-7455
(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	METC	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	METCB	NASDAQ Global Select Market
9.00% Senior Notes due 2026	METCL	NASDAQ Global Select Market
8.375% Senior Notes due 2029	METCZ	NASDAQ Global Select Market
8.250% Senior Notes due 2030	METCI	NASDAQ Global Select Market

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

As of July 31, 2025, the registrant had 44,515,587 and 10,714,900 outstanding shares of Class A and Class B common stock, respectively.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$28,130	$33,009
Accounts receivable	55,943	73,582
Inventories	59,310	43,358
Prepaid expenses and other	11,527	17,685
Total current assets	154,910	167,634
Property, plant, and equipment, net	487,334	482,019
Financing lease right-of-use assets, net	19,683	12,437
Advanced coal royalties	4,884	4,709
Other	7,835	7,887
Total Assets	$674,646	$674,686
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$56,271	$48,855
Accrued liabilities	47,591	61,659
Current portion of asset retirement obligations	1,035	1,035
Current portion of long-term debt	223	359
Current portion of financing lease obligations	8,239	6,218
Insurance financing liability	428	4,302
Total current liabilities	113,787	122,428
Long-term asset retirement obligations	30,806	30,052
Long-term equipment loans	—	57
Long-term borrowings on revolving credit facility	25,000	—
Long-term financing lease obligations	12,258	7,517
Senior notes, net	88,606	88,135
Deferred tax liability, net	49,689	56,027
Other long-term liabilities	7,061	7,664
Total liabilities	327,207	311,880

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 44,398,615 at June 30, 2025 and 43,824,999 at December 31, 2024 shares issued and outstanding	444	438
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 10,693,930 at June 30, 2025 and 9,549,914 at December 31, 2024 shares issued and outstanding	103	95
Additional paid-in capital	314,341	292,739
Retained earnings	32,551	69,534
Total stockholders' equity	347,439	362,806
Total Liabilities and Stockholders' Equity	$674,646	$674,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per-share amounts	2025	2024	2025	2024

Revenue	$152,959	$155,315	$287,615	$327,991

Costs and expenses
Cost of sales (exclusive of items shown separately below)	134,182	122,770	248,314	262,483
Asset retirement obligations accretion	402	354	804	709
Depreciation, depletion, and amortization	17,038	15,879	34,580	31,098
Selling, general, and administrative	15,181	10,897	29,783	25,012
Total costs and expenses	166,803	149,900	313,481	319,302

Operating (loss) income	(13,844)	5,415	(25,866)	8,689

Other income (expense), net	658	2,522	1,163	3,151
Interest expense, net	(2,818)	(1,481)	(5,048)	(2,812)

(Loss) Income before tax	(16,004)	6,456	(29,751)	9,028
Income tax (benefit) expense	(2,030)	915	(6,320)	1,455
Net (loss) income	$(13,974)	$5,541	$(23,431)	$7,573

Earnings per common share *
Basic - Class A	$(0.29)	$0.08	$(0.48)	$0.08
Basic - Class B	$(0.12)	$0.18	$(0.31)	$0.42

Diluted - Class A	$(0.29)	$0.08	$(0.48)	$0.08
Diluted - Class B	$(0.12)	$0.18	$(0.31)	$0.41

* Refer to Notes 6 and 10 for dividends and earnings per common share information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders'
In thousands	Stock *	Stock	in Capital	Earnings	Equity
Balance at January 1, 2025	$438	$95	$292,739	$69,534	$362,806
Stock-based compensation	6	1	3,354	—	3,361
Shares surrendered for withholding taxes payable	—	—	(2,680)	—	(2,680)
Cash dividends and dividend equivalents declared	—	—	—	(1,854)	(1,854)
Non-cash dividends declared and distributed	—	7	12,899	(6,556)	6,350
Non-cash dividends declared but not distributed	—	—	—	(3,278)	(3,278)
Net (loss)	—	—	—	(9,457)	(9,457)
Balance at March 31, 2025	444	103	306,312	48,389	355,248

Stock-based compensation	—	—	4,751	—	4,751
Cash dividends and dividend equivalents declared	—	—	—	(1,864)	(1,864)
Non-cash dividends declared and distributed	—	—	3,278	—	3,278
Net (loss)	—	—	—	(13,974)	(13,974)
Balance at June 30, 2025	444	103	314,341	32,551	347,439

Balance at January 1, 2024	$440	$88	$277,133	$91,944	$369,605
Stock-based compensation	4	—	4,698	—	4,702
Shares surrendered for withholding taxes payable	(1)	—	(1,869)	—	(1,870)
Cash dividends and dividend equivalents declared	—	—	—	(2,201)	(2,201)
Net income	—	—	—	2,032	2,032
Balance at March 31, 2024	443	88	279,962	91,775	372,268
Stock-based compensation	—	—	4,583	—	4,583
Cash dividends and dividend equivalents declared	—	—	—	(8,448)	(8,448)
Shares surrendered for withholding taxes payable	(6)	(1)	(7,811)	—	(7,818)
Net income	—	—	—	5,541	5,541
Balance at June 30, 2024	437	87	276,734	88,868	366,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2025	2024
Cash flows from (used in) operating activities:
Net (loss) income	$(23,431)	$7,573
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	804	709
Depreciation, depletion, and amortization	34,580	31,098
Amortization of debt issuance costs	711	441
Stock-based compensation	8,113	9,285
(Gain)/loss on disposal of equipment	—	(18)
Deferred income taxes	(6,338)	388
Changes in operating assets and liabilities:
Accounts receivable	17,639	27,253
Prepaid expenses and other current assets	6,158	2,695
Inventories	(15,952)	(15,233)
Other assets and liabilities	(789)	(2,715)
Accounts payable	7,491	(5,390)
Accrued liabilities	(7,207)	3,516
Net cash from operating activities	21,779	59,602

Cash flows from (used in) investing activities:
Capital expenditures	(34,039)	(32,833)
Maben preparation plant capital expenditures	(1,422)	(7,302)
Capitalized interest	(713)	(558)
Other	(181)	710
Net cash used in investing activities	(36,355)	(39,983)

Cash flows from (used in) financing activities:
Proceeds from borrowings	47,000	96,500
Payments of debt issuance costs (senior note debt)	(67)	—
Payment of dividends	(4,340)	(16,503)
Repayment of borrowings	(22,196)	(104,029)
Repayments of insurance financing	(3,874)	(3,598)
Repayments of equipment finance leases	(4,146)	(4,510)
Shares surrendered for withholding taxes payable	(2,680)	(1,870)
Net cash from (used in) financing activities	9,697	(34,010)

Net change in cash and cash equivalents and restricted cash	(4,879)	(14,391)
Cash and cash equivalents and restricted cash, beginning of period	33,823	42,781
Cash and cash equivalents and restricted cash, end of period	$28,944	$28,390

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	10,908	8,789
Capital expenditures included in accounts payable and accrued liabilities	12,153	6,568
Tax liability on shares surrendered by employees	—	7,818
Accrued dividends and dividend equivalents payable	32	297

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require reporting entities to disclose annual income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes and to provide additional disaggregated information for individual jurisdictions that equal or exceed 5% of total income taxes paid, net of refunds. ASU 2023-09 also requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in their annual rate reconciliation table and provide more information about some categories if the quantitative threshold is met. The ASU will also require disclosure of amounts and percentages in the annual rate reconciliation table, rather than amounts or percentages, and will eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective starting with Ramaco’s 2025 annual financial statements and may be applied prospectively to only the income tax disclosures provided for 2025 or retrospectively by providing revised disclosures for all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the ASU; however, incremental disclosures will be provided on a prospective basis in the Company’s 2025 annual financial statements upon adoption.

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

Legislation—On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. The One Big Beautiful Bill Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. It also added metallurgical coal to the list of “critical minerals” eligible for the section 45X Advanced Manufacturing Tax Credit which significantly alters the tax landscape for metallurgical coal. We expect the 2.5% tax credit to have a positive impact on the Company’s net income when it becomes effective in 2026, however, we are currently assessing its impact on our consolidated financial statements.

NOTE 2—INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw coal	$22,523	$19,709
Saleable coal	30,340	17,969
Supplies	6,447	5,680
Total inventories	$59,310	$43,358

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Plant and equipment	$367,259	$331,899
Mining property and mineral rights	120,532	120,532
Construction in process	13,759	31,048
Capitalized mine development costs	213,861	199,595
Less: accumulated depreciation, depletion, and amortization	(228,077)	(201,055)
Total property, plant, and equipment, net	$487,334	$482,019

Depreciation, depletion, and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Depreciation of plant and equipment	$10,893	$9,069	$21,258	$17,890
Amortization of right of use assets (finance leases)	2,002	2,883	3,894	5,376
Amortization and depletion of capitalized
mine development costs and mineral rights	4,143	3,927	9,428	7,832
Total depreciation, depletion, and amortization	$17,038	$15,879	$34,580	$31,098

NOTE 4—DEBT

Outstanding debt consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Revolving Credit Facility	$25,000	$—
Equipment loans	223	416
Senior Notes, net	88,606	88,135
Total debt	$113,829	$88,551
Current portion of long-term debt	223	359
Total long-term debt	$113,606	$88,192

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

The borrowing base of the amended facility as of June 30, 2025, was $84.2 million based on eligible accounts receivable and inventory collateral and reserve requirements. The remaining availability under the Revolving Credit Facility at June 30, 2025, after $25.0 million of outstanding borrowings, was $59.2 million.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%. The effective interest rate for the second quarter of 2025 was 6.82%.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At June 30, 2025, we were in compliance with all debt covenants under the Revolving Credit Facility.

Fair Value—The Company’s Senior Notes that are due in 2026 had an estimated fair value of approximately $35.7 million and $35.6 million at June 30, 2025 and December 31, 2024, respectively. The Company’s Senior Notes that are due in 2029 had an estimated fair value of $57.1 million and $58.1 million at June 30, 2025 and December 31, 2024, respectively. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—The Company’s short-term debt at June 30, 2025 and December 31, 2024 comprised of $0.2 million and $0.4 million due under equipment loans with a weighted average interest rate of approximately 4.7% and 4.7%, respectively.

8.25% Senior Unsecured Notes due 2030— On July 31, 2025, the Company completed a public offering of 8.25% Senior Unsecured Notes due 2030. See Note 13 for further information on this issuance.

Other—Lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 5—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at June 30, 2025 consisted of accrued payables, accrued compensation, accrued sales-related taxes, and accrued dividends of $21.2, $14.1, $5.1, and $0.8 million, respectively, and various other liabilities. Accrued liabilities at December 31, 2024 consisted of $24.6, $17.3, $5.2, and $6.7 million of accrued payables, accrued compensation, accrued sales-related taxes, and accrued dividends, respectively, and various other liabilities. The year-to-date decrease in Accrued liabilities was largely related to the $5.9 million decrease in dividends payable, which was driven by the payment of Class A common stock dividends accrued at year end 2024, and the $3.2 million decrease in accrued compensation, which was driven by the timing of annual bonus payments.

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

The estimated aggregate liability for these items totaled $8.1 million and $8.3 million as of June 30, 2025 and December 31, 2024, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $5.9 million and $5.2 million at June 30, 2025 and December 31, 2024, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in prepaid expenses and other on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at June 30, 2025 and December 31, 2024.

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

Stock-Based Awards—Stock-based compensation expense totaled $4.8 million and $4.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Stock-based compensation expense totaled $8.1 million and $9.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. During 2024, the Company granted new stock-based awards and modified certain awards previously granted as discussed below. New stock-based awards granted during the first six months of 2025 were for Class A common stock, all of which were granted in the first quarter of 2025. There were no Class B stock-based awards granted during the first six months of 2025.

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

On March 17, 2025, the Board of Directors declared a dividend of $0.06875 per share for the second quarter of fiscal year 2025 relating to its Class A common shares to shareholders of record on May 30, 2025. The dividends were paid in Class B common stock and issued on June 13, 2025. Class A holders received 0.09228 of one share of Class B common stock for each share of Class A common stock based on the closing transaction price of the Class B common stock on May 30, 2025, which was $7.45 per share.

On May 12, 2025 the Board of Directors declared a quarterly cash dividend of $0.1811 per share on the Company's Class B common stock. The second quarter dividend was paid on June 13, 2025, to shareholders of record on May 30, 2025.

At the July 2025 Board meeting, the decision was made to suspend the Class A stock dividend, which during the past three quarters was paid in Class B shares.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at June 30, 2025 totaled approximately $33.8 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $7.0 million and $6.3 million for the three months ended June 30, 2025 and June 30, 2024, and $12.7 million and $13.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of June 30, 2025, the Company’s remaining commitments under take-or-pay arrangements totaled $28.0 million, the majority of which relates to two multi-year contracts with total remaining commitments of $13.7 million and $13.5 million until the terms expire in the fourth quarter of 2026 and the first quarter of 2028, respectively. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of June 30, 2025, the Company had no expected volume shortfall resulting in a need for an accrued liability.

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

Preparation Plant Purchase

In February 2024, we purchased a Preparation Plant (the “Plant”) from EMCOAL, Inc. for $3 million. After this purchase, the Plant was disassembled and transported to the Maben Complex for reassembly. On November 15, 2024, Justice Coal of Alabama, LLC (the “Plaintiff”) filed a complaint in the United States District Court for the Southern District of West Virginia, Beckley Division, against Ramaco Resources, Inc., Ramaco Development, LLC, and Maben Coal LLC. On May 5, 2025, the United States District Court for the Southern District of West Virginia granted our Motion to Transfer Venue to the United States District Court for the Northern District of Alabama. On June 3, 2025 Plaintiff amended its Complaint to add EMCOAL, Inc. as a Defendant.

Plaintiff claims their sale of the Plant to EMCOAL, Inc. was not completed and thus EMCOAL, Inc. did not have the right to sell the Plant to us. As a result of Ramaco purchasing the Plant from EMCOAL, Inc., Plaintiff claims in the complaint we are liable for conversion, unjust enrichment, and negligence. Plaintiff has sought damages for these alleged claims. We filed a motion to dismiss Plaintiff’s Amended Complaint against us on June 24, 2025 and that motion is currently pending before the Court. We believe we have meritorious defenses to all claims in this matter.

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

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. The Company recognized a $7.8 million gain during 2023, which was recorded in Other income (expense), net on the Consolidated Statements of Operations. Of this amount, $2.0 million was included in Insurance proceeds related to property, plant, and equipment as part of investing activities on the Consolidated Statements of Cash Flows and the remaining amount was included in operating activities. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of approximately $0.5 million during the second quarter of 2025, bringing the total loss recovery asset to approximately $4.7 million in Prepaid expenses and other on the Consolidated Balance Sheet as of June 30, 2025. The corresponding reduction of $0.5 million during the second quarter of 2025 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. The trial date originally set for July 15, 2025 has been continued and we are currently awaiting a new scheduling order from the court.

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

Disaggregated information about Revenue is presented below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Coal Sales
North American revenue	$63,626	$55,342	$107,652	$109,515
Export revenue, excluding Canada	89,333	99,973	179,963	218,476
Total revenue	$152,959	$155,315	$287,615	$327,991

Revenue for the three and six months ended June 30, 2025 includes a $0.5 and $0.4 million, respectively, net increase to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of June 30, 2025, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $154 per ton, excluding freight, as well as 2.0 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 60% of the committed tons in 2025 and 40% in 2026. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Concentrations—During the three months ended June 30, 2025, sales to one individual customer was 10% or more of our total revenue. Sales to this customer represented 16% of our total revenue during the three-month period. During the six months ended June 30, 2025, sales to two individual customers were 10% or more of our total revenue. Sales to these customers represented 16% and 11%, respectively, of our total revenue during the six-month period. For comparison purposes, during the three and six months ended June 30, 2024, sales to three individual customers were 10% or more of our total revenue and collectively accounted for approximately 31% and 33%, respectively, of our total revenue. Three customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 20%, 18%, and 12% of our trade receivables, or collectively 50% of the Company’s accounts receivable balance at June 30, 2025.

NOTE 9—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2025 and 2024 was 12.7% benefit and 26.3% expense, respectively, excluding the impact of discrete items. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 23.5% benefit and 24.5% expense, respectively, excluding discrete items. Discrete items for the periods included items for management compensation and stock-based compensation.

NOTE 10—EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is shown on the following page:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Earnings attribution
Class A common stock	(12,804)	3,435	$(21,046)	$3,329
Class A restricted stock awards	1	229	102	230
Class B common stock	(1,175)	1,541	(3,134)	3,573
Class B restricted stock awards	4	71	9	143
Forfeitable dividends declared on unvested stock-based awards	—	265	638	298
Net income	$(13,974)	$5,541	$(23,431)	$7,573

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings for basic earnings per common share	$(12,804)	$(1,175)	$3,435	$1,541
Add: Class B net earnings for diluted earnings per share	—	—	1,541
Net earnings for diluted earnings per share	$(12,804)	(1,175)	$4,976	1,541
Denominator
Weighted average shares used to compute basic earnings per share	43,850	9,710	42,603	8,530
Dilutive effect of stock option awards	—	—	517	91
Dilutive effect of restricted stock units	—	—	192	26
Dilutive effect of performance stock units	—	—	848	148
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	6,256	—
Weighted average shares used to compute diluted earnings per share	43,850	9,710	50,416	8,795

Earnings per common share
Basic	$(0.29)	$(0.12)	$0.08	$0.18
Diluted	$(0.29)	$(0.12)	$0.08	$0.18

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Class A	Class B	Class A	Class B

Numerator
Net earnings for basic and diluted earnings per common share	$(21,046)	$(3,134)	$3,329	$3,573
Denominator
Weighted average shares used to compute basic earnings per share	43,878	10,030	42,549	8,519
Dilutive effect of stock option awards	—	—	542	93
Dilutive effect of restricted stock units	—	—	228	29
Dilutive effect of performance stock units	—	—	917	156
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	—	—
Weighted average shares used to compute diluted earnings per share	43,878	10,030	44,236	8,797

Earnings per common share
Basic	$(0.48)	$(0.31)	$0.08	$0.42
Diluted	$(0.48)	$(0.31)	$0.08	$0.41

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

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B to calculate EPS other than actual dividends declared during the period for the tracking stock. However, during the three and six months ended June 30, 2025, dividends declared by the Company were more than consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. For the six months ended June 30, 2025, two dividends were declared for Class A common stock and one dividend was declared for Class B common stock.

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

For the three and six months ended June 30, 2025, diluted EPS for Class A Common stock excluded all outstanding awards of potential common stock because of the allocated net loss discussed above, and, therefore, the inclusion of any potential common shares would be antidilutive. Excluded Class A common stock awards were 649 thousand options to purchase Class A common stock, 1,113 thousand RSUs, and 3,008 thousand PSUs (at target). Excluded Class B common stock awards were 139 thousand options to receive Class B common stock, 37 thousand RSUs, and 229 thousand PSUs (at target). For the three months and six months ended June 30, 2024, diluted EPS for Class A common stock excluded the RSUs and PSUs granted in the first quarter of 2024, as discussed in Note 6, because the effect would have been antidilutive. No potential common shares were excluded from the calculation of diluted EPS for Class B common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Significant segment expenses (a):
Cash cost of sales (FOB mine)	$110,905	$98,469	$203,669	$207,937
Transportation costs	20,673	22,872	39,671	51,748
Alternative mineral development costs	1,918	1,124	3,830	2,255
Other cost of sales (b)	686	305	1,144	543
Cost of sales	$134,182	$122,770	$248,314	$262,483

(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b) Other cost of sales includes idle costs.

Total capital expenditures (including accrued capital expenditures and capitalized interest)	$14,428	$21,265	$35,880	$41,194

Cash cost of sales (FOB mine) is a non-GAAP measure that is calculated as cost of sales less transportation costs, alternative mineral development costs, and idle and other costs. We believe cash cost of sales (FOB mine) provides useful information for comparison against similar measures made by other publicly-traded coal companies and to more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control, and alternative mineral costs, which are more developmentally focused at the present time.

NOTE 12—RELATED PARTY TRANSACTIONS

Legal Services—Some of the professional legal services we received were provided by Jones & Associates (“Jones”), a related party. Legal services incurred for Jones ended the three and six months ended June 30, 2025 and 2024 totaled less than $0.1 million and zero, respectively. Mr. Jones subsequently became the Company’s General Counsel on May 1, 2025.

Other Professional Services—The Company has also entered into professional services agreements with three other related parties, which have been aggregated due to immateriality. Professional service fees for these related party transactions totaled less than $0.1 million during the second quarter of 2025.

NOTE 13—SUBSEQUENT EVENTS

On July 31, 2025, the Company completed a public offering of 8.25% Senior Unsecured Notes due 2030 having an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8 million of aggregate principal for which Ramaco received the underwriters’ notice of exercise on August 1, 2025 (the “Notes”). The Notes mature on July 31, 2030, unless redeemed prior to maturity. The Notes bear interest at a rate of 8.25% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

The net proceeds from the Notes will be used to redeem in full all outstanding amounts under the Senior Notes due in 2026 and for general corporate purposes, including funding future investments, making capital expenditures and funding working capital. There was $34.5 million in aggregate principal amount of the Senior Notes due in 2026 issued and outstanding as of June 30, 2025.

The Notes were listed on the NASDAQ Global Select Market (the “NASDAQ”) on August 1, 2025 under the symbol “METCI.”

On July 10, 2025, the Company released a summary of the full independent Preliminary Economic Assessment (“PEA”) for the Company's Brook Mine, prepared by Fluor Corporation (“Fluor”), in accordance with the U.S. Securities and Exchange Commission Regulation S-K 1300 for Mining Property Disclosure. The Fluor PEA states that the project is both commercially and technologically feasible. Subsequently, the Company hosted a landmark ribbon-cutting and groundbreaking ceremony for the Brook Mine on July 11, 2025.

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

Our primary source of revenue is the sale of metallurgical coal. We maintain 66 million reserve tons and 1,352 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue the development of our existing properties and grow annual production over the next few years to approximately seven million clean tons of metallurgical coal, subject to market conditions, permitting and additional capital deployment in the medium-term. We may make acquisitions of reserves or infrastructure that continue our focus on advantaged geology and lower costs.

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

Global metallurgical coal markets softened in 2024 and continued to do so in 2025 due to constrained economic growth in some regions of the world and continued conflict overseas. The global steel market experienced slower growth, especially in China, resulting in elevated levels of Chinese steel exports. These conditions have led steel companies to both cut back on their own production and to reduce the price they are willing to pay for their metallurgical coal feedstock. For 2025, overall steel demand will likely remain weak in the near term; however, supply cuts may occur for higher cost operations absent a significant upward movement in pricing. Longer term, the Company believes that limited global investment in new coking coal production capacity, the industrialization of emerging economies, expansion of urbanization globally, and an eventual return to economic growth will support coking coal markets overall.

During the six months ended June 30, 2025, we sold 2.0 million tons of coal and recognized $287.6 million of revenue. Of this amount, 37% of our revenue was from sales into North American markets, including Canada, and 63% of our revenue was from sales into export markets. During the same period of 2024, we sold 1.8 million tons of coal and recognized $328.0 million of revenue, of which 33% was from sales into North American markets, including Canada, and 67% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events or by dockworker labor disputes taking place at U.S. East Coast ports.

As of June 30, 2025, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $154 per ton, excluding freight, as well as 2.0 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 60% of these commitments in 2025 and 40% of these commitments in 2026. Refer to Note 8 of Part I, Item 1 for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In the first six months of 2025, our total capital expenditures were $35.5 million, excluding capitalized interest of $0.7 million. In the first six months of 2024, our capital expenditures were $40.1 million, excluding capitalized interest of $0.6 million. The decrease in capital expenditures was due to lower spending in 2025 on the Company’s strategic growth projects, specifically at the Maben preparation plant.

The Company produced 2.0 million tons during the first six months of 2025 compared to 1.7 million tons during the first six months of 2024 as a result of the increase in capacity and completed development work. The Company expects full-year production volumes in 2025 between 3.9 and 4.3 million tons with an ability to vary production dependent on market conditions.

The Company continues to move forward with its potential rare earth elements and critical minerals deposit development in Wyoming. Analyses performed to date indicate elevated levels of rare earth elements along with significant concentrations of critical minerals gallium and germanium, which were banned for export to the United States by China on December 2, 2024. The Company, in conjunction with Fluor Corporation, has completed its preliminary economic assessment that demonstrates the viability of commercial development of rare earth and critical minerals processing. The Company recently received a $6.1 million matching grant from the Wyoming Energy Authority, which will be applied toward the development of the initial laboratory/pilot plant and related facilities at the Brook Mine.

No revenues have been recognized from the Company’s Wyoming initiatives.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024

Revenue	$152,959	$155,315	$287,615	$327,991

Costs and expenses
Cost of sales (exclusive of items shown separately below)	134,182	122,770	248,314	262,483
Asset retirement obligations accretion	402	354	804	709
Depreciation, depletion, and amortization	17,038	15,879	34,580	31,098
Selling, general and administrative expenses	15,181	10,897	29,783	25,012
Total costs and expenses	166,803	149,900	313,481	319,302

Operating (loss) income	(13,844)	5,415	(25,866)	8,689

Other income (expense), net	658	2,522	1,163	3,151
Interest expense, net	(2,818)	(1,481)	(5,048)	(2,812)
Income before tax	(16,004)	6,456	(29,751)	9,028

Income tax (benefit) expense	(2,030)	915	(6,320)	1,455

Net (loss) income	$(13,974)	$5,541	$(23,431)	$7,573

Earnings per common share
Basic - Class A	$(0.29)	$0.08	$(0.48)	$0.08
Basic - Class B	$(0.12)	$0.18	$(0.31)	$0.42

Diluted - Class A	$(0.29)	$0.08	$(0.48)	$0.08
Diluted - Class B	$(0.12)	$0.18	$(0.31)	$0.41

Adjusted EBITDA	$9,005	$28,799	$18,794	$52,978

Net income and Adjusted EBITDA for the three and six months ended June 30, 2025 were negatively impacted by the softening of global metallurgical coal markets and the decrease in metallurgical coal price indices. This occurred due to a variety of macroeconomic factors, including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Coal sales information is summarized as follows:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)

Revenue	$152,959	$155,315	$(2,356)	$287,615	$327,991	$(40,376)
Tons sold	1,079	915	164	2,024	1,843	181
Total revenue per ton sold (GAAP basis)	$142	$170	$(28)	$142	$178	$(36)

Cost of sales	$134,182	$122,770	$11,412	$248,314	$262,483	$(14,169)
Tons sold	1,079	915	164	2,024	1,843	181
Total cost of sales per ton sold (GAAP basis)	$124	$134	$(10)	$123	$142	$(19)

Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine)

Our revenue includes sales of Company-produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue. Coal sales revenue for the three months ended June 30, 2025 was $153.0 million, approximately 2% lower than the same period in 2024 driven by the negative impact of pricing, offset partially by the 18% increase in tons sold. The increase in tons sold occurred in both North American and export markets, which increased by 29% and 13%, respectively, and was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 16% from $170 per ton to $142 per ton while revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 14% from $143 per ton to $123 per ton. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures were due to the decrease in metallurgical coal prices as U.S. metallurgical coal price indices fell by an average of 20% during the three months ended June 30, 2025 compared to the same period of 2024 as a result of the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales for the three months ended June 30, 2025 was $134.2 million, approximately 9% higher than the same period in 2024 driven by the 18% increase in tons sold discussed above. Cost of sales per ton sold decreased 7% from $134 per ton to $124 per ton. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 5% from $108 per ton to $103 per ton. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. Mine costs for the second quarter of 2025 benefited from efficiencies gained from increased production versus the same period in 2024.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $17.0 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase quarter-to-quarter was related to general increases in plant and equipment and production versus 2024.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $15.2 million and $10.9 million for the three months ended June 30, 2025 and 2024 respectively. The $4.3 million increase in 2025 was primarily due to an increase in professional service expenses.

Other income (expense), net. Other income (expense), net was $0.7 million for the three months ended June 30, 2025, compared to $2.5 million for the three months ended June 30, 2024. The $1.8 million decrease was principally due to a non-recurring transportation damage settlement in the prior year resulting in greater transportation-related income at that time.

Interest expense, net. Interest expense, net was $2.8 million for the three months ended June 30, 2025 compared to $1.5 million for the same period in 2024. The increase in 2025 was largely due to issuance of the 8.375% Senior Unsecured Notes due 2029 (the “Senior Notes due 2029”) in late 2024.

Income tax expense (benefit). The effective tax rate for the three months ended June 30, 2025 and 2024 was 12.7% and 26.3%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 10 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue. Coal sales revenue for the six months ended June 30, 2025 was $287.6 million, approximately 12% lower than the same period in 2024 driven by the negative impact of pricing offset partially by the 10% increase in tons sold. The increase in tons sold occurred in both North America and export markets, which increased by 11% and 9%, respectively, and was aided by the Company’s increased capacity for production achieved during late 2023. Revenue per ton sold decreased 20% from $178 per ton to $142 per ton while revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 17% from $149 per ton to $123 per ton. The decrease in the Company’s revenue per ton sold measures were due to the decrease in metallurgical coal prices as U.S. metallurgical coal price indices fell by an average of 23% during the six months ended June 30, 2025 compared to the same period of 2024 as a result of the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

There are no revenues from rare earth and critical minerals at this time.

Cost of sales. Our cost of coal sales totaled $248.3 million for the six months ended June 30, 2025 compared to $262.5 million for the same period in 2024. The 5% decrease was driven by the closure of the Jawbone mine in Q3 2024 and the idling of the Rockhouse Eagle mine in Q2 2025, in addition to reduced trucking costs at the Maben complex subsequent to commissioning in Q4 2024. Cost of sales per ton sold decreased 13% from $142 per ton to $123 per ton. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs, alternative mineral development costs, and idle mine costs, decreased 11% from $113 per ton to $101 per ton. Mine costs for 2024 were impacted negatively by challenging geology and labor constraints in the first half of 2024 but improved during the same period of 2025.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $34.6 million and $31.1 million for the six months ended June 30, 2025 and 2024 respectively. The increase year-to-year was related to general increases in plant and equipment and production versus 2024.

Selling, general, and administrative. SG&A expenses were $29.8 million and $25.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase in 2025 was primarily due to an increase in professional service expenses.

Other income (expense), net. Other income, net was $1.2 million and $3.2 million for the six months ended June 30, 2025 and 2024, respectively. The $2.0 million decrease was principally due to a non-recurring transportation damage settlement in the prior year resulting in greater transportation-related income at that time.

Interest expense, net. Interest expense, net was $5.0 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively. The increase in 2025 was largely due to issuance of the Senior Notes due 2029 in late 2024.

Income tax expense. The effective tax rate for the six months ended June 30, 2025 and 2024 was 23.5% and 24.5%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

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

At June 30, 2025, we had $28.1 million of cash and cash equivalents and $59.2 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $154.9 million and were in excess of total current liabilities by $41.1 million as of the balance sheet date.

Significant sources and uses of cash during the first six months of 2025

Sources of cash:

●	Cash flows provided by operating activities were $21.8 million during the six months ended June 30, 2025, which were driven primarily by net earnings adjusted for non-cash expenses including depreciation, depletion, and amortization as well as stock-based compensation. Changes in operating assets and liabilities also contributed to operating cash flow driven primarily by the decrease in accounts receivable due to the collection of fourth quarter 2024 revenues, which were $17.9 million higher than second quarter revenues.

●	Cash inflows for financing activities totaled $9.7 million, which included:
o	net proceeds from borrowing of $16.8 million on our existing debt, finance leases, and insurance financing and
o	net outflow of $4.3 million to stockholders in the form of dividend payments and
o	net outflows of $2.8 million of other various activities

Uses of cash:

●	Capital expenditures totaled $35.5 million, including expenditures related to the preparation plant and expansion of our Maben complex. The preparation plant at Maben was commissioned in October 2024, which contributed to the reduced trucking costs at the complex in subsequent period. A majority of total capital expenditures in 2025 are expected to have occurred in the first half of the year due to the continued carryforward of activities associated with growth commitments made in 2024.

The Class B common stock dividends are calculated based on 20% of the previous quarter’s CORE royalty and infrastructure fees as shown below. Refer to Note 6 of Part I, Item 1 for additional information regarding dividends.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024

Royalties
Ramaco Coal	$2,748	$2,433	$5,129	$5,163
Amonate Assets	704	1,099	1,304	2,411
Other	5	13	12	25
Total Royalties	$3,456	$3,545	$6,444	$7,599

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,625	$4,314	$8,881	$8,789
Rail Load-outs (Loading at $2.50/ton)	2,176	1,933	4,245	3,887
Total Infrastructure Fees (at $7.50/ton)	$6,801	$6,247	$13,126	$12,676

CORE Royalty and Infrastructure Fees	$10,257	$9,792	$19,570	$20,275

Total Cash Available for Dividend for Class B Common Stock	$10,257	$9,792	$19,570	$20,275

20% of Cash Available for Dividend for Class B Common Stock	$2,051	$1,958	$3,914	$4,055

As of the issuance of these financial statements, the Board of Directors has not declared a dividend for the third quarter of fiscal year 2025. The Company anticipates declaring a similar dividend for the third quarter of fiscal year 2025 and on a quarterly basis in future periods; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

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

Refer to Note 4 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and indebtedness.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the six months ended June 30, 2025.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(13,974)	$5,541	$(23,431)	$7,573
Depreciation, depletion, and amortization	17,038	15,879	34,580	31,098
Interest expense, net	2,818	1,481	5,048	2,812
Income tax (benefit) expense	(2,030)	915	(6,320)	1,455
EBITDA	3,852	23,816	9,877	42,938
Stock-based compensation	4,751	4,584	8,113	9,285
Other non-operating	—	45	—	46
Accretion of asset retirement obligation	402	354	804	709
Adjusted EBITDA	$9,005	$28,799	$18,794	$52,978

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

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)

Revenue	$152,959	$155,315	$(2,356)	$287,615	$327,991	$(40,376)
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	20,608	24,218	(3,610)	39,650	52,503	(12,853)
Non-GAAP revenue (FOB mine)	$132,352	$131,097	$1,255	$247,965	$275,488	$(27,523)
Tons sold	1,079	915	164	2,024	1,843	181
Non-GAAP revenue per ton sold (FOB mine)	$123	$143	$(20)	$123	$149	$(26)

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

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)

Cost of Sales:	$134,182	$122,770	$11,412	$248,314	$262,483	$(14,169)
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	20,673	22,872	(2,199)	39,671	51,748	(12,077)
Alternative mineral development costs	1,918	1,124	794	3,830	2,255	1,575
Idle and other costs	686	305	381	1,144	543	601
Non-GAAP cash cost of sales	$110,905	$98,469	$12,436	$203,669	$207,937	$(4,268)
Tons sold	1,079	915	164	2,024	1,843	181
Non-GAAP cash cost per ton sold (FOB mine)	$103	$108	$(5)	$101	$113	$(12)

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

Remediation Plan

We are executing on our plan for remediation to address the material weakness, which includes assessing, redesigning, and implementing modifications of our internal controls, and the hiring of additional qualified accounting personnel, or supplementing internal resources with qualified external advisors as needed. We will not be able to fully remediate this material weakness until these steps have been completed and subsequent validation and testing of these internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles.

During the second quarter of 2025, we took continued steps to improve our internal control over financial reporting. We continued to engage the services of a national professional services firm to assist us in evaluating the effectiveness of our disclosure controls and procedures. Additionally, we hired multiple qualified accounting personnel into financial accounting and external reporting positions. We continued to engage the services of a top-five accounting firm to assist us in reviewing technical non-routine accounting matters.

Changes in Internal Control Over Financial Reporting

We are actively improving our control environment by executing our remediation plan to address the material weakness, as described above. Except as described above, there were no significant changes in our internal control over financial reporting during our second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, or future results. Except as set forth below, there have been no material changes in our risk factors from those described in our Annual Report.

Our growth prospects may be adversely affected by fluctuations in demand for, and prices of, rare earth and critical minerals.

Changes in the level of demand for, and the market price of (including taxes and other tariffs and fees imposed upon) rare earth and critical minerals could significantly affect our growth prospects, which depend in large part on our ability to successfully develop the Brook Mine into a producing mine. As is the case with any mining asset that is not yet in commercial production, there is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine. In particular, the prices for rare earth and critical minerals may fluctuate and are likely to be affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, inflation, fluctuation in the relative value of the U.S. dollar against foreign currencies, shipping and other transportation and logistics costs, global and regional supply and demand for rare earth minerals and products, potential industry trends and the political and economic conditions of countries that produce and procure rare earth and critical minerals. In addition, a future change in the U.S. federal administration could result in changing policies and priorities, including with respect to trade policy and tariffs, taxes and regulation generally, all of which may have a detrimental impact on the demand for rare earth and critical minerals and related products.

Furthermore, supply side factors may have a significant influence on price volatility for rare earth and critical minerals. Supply of rare earth and critical minerals is currently dominated by Chinese producers. The Chinese Central Government regulates production via export bans, quotas and looser environmental standards compared to other countries, and, to a lesser extent, regulation of imports, and has and may continue to change such export bans, production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of rare earth and critical minerals can lead to significant fluctuations in the market price of such products. A prolonged or significant economic contraction in the U.S., China, or worldwide could put downward pressure on market prices of rare earth and critical minerals. Protracted periods of low prices for rare earth and critical minerals could significantly impact our growth prospects. Demand for rare earth and critical minerals may be impacted by demand for downstream products such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronics industries. By contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth and critical minerals supply and demand and ultimately to the broader markets. Strong rare earth and critical minerals prices may create economic pressure to identify or create alternate technologies that ultimately could depress long-term demand for rare earth minerals and products, and at the same time may incentivize development of competing mining properties.

Based on all of the above, we cannot provide assurance that mineralization can be mined or processed profitably.

An increase in the global supply of rare earth products, dumping, predatory pricing and other anti-competitive tactics taken by our competitors may materially adversely affect our growth prospects and the price of our common stock.

The pricing of and demand for rare earth products is affected by a number of factors beyond our control, including the global macroeconomic environment and the global supply and demand for products that use rare earth and critical minerals. China accounts for the significant majority of global rare earth and critical mineral production and also dominates the manufacture of metals from rare earths, capabilities that are not currently present at scale in the U.S. Over the past few years, there has been significant restructuring of the Chinese rare earth production industry, further centralizing control over production by state-owned enterprises. Chinese competitors may engage in predatory pricing or other behaviors designed to inhibit competition. Any increase in the amount of rare earth products exported from China or other nations and increased competition may adversely affect our ability to develop Brook Mine into an economically feasible producing mine or, in the future, our ability to ultimately profitably recover and sell rare earth and critical minerals, which could adversely impact our growth prospects and the price of our common stock. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Chinese competitors may have greater financial resources, as well as other strategic advantages to operate, maintain, improve, and possibly expand their facilities. Additionally, our Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental and governmental regulations and lower labor and benefit costs. If we are not able to achieve consistent product quality at our anticipated costs of production, then any strategic advantages that our competitors may have over us, including, without limitation, lower labor, compliance, and production costs, could have a material adverse effect on our growth prospects and the price of our common stock.

Consolidation of the rare earth and critical minerals industry may result in increased competition.

Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships, or strategic relationships. We expect these trends to continue as demand for rare earth materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we may have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. For example, in December 2021, China merged three state entities to establish the China Rare Earth Group Co. Ltd (“China Rare Earth Group”), that accounts for more than half of China’s heavy rare earths supplies. China Rare Earth Group has enhanced pricing power of key rare earths, such as dysprosium and terbium, which has brought changes to the global rare earth supply chain. These competitive pressures could have a material adverse effect on our growth prospectus and the price of our common stock.

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

RAMACO RESOURCES, INC.

August 1, 2025	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 1, 2025	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)