Form 10-Q
period 2025-09-30
Ramaco Resources, Inc.
filed 2025-10-28
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-38003

RAMACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4018838
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

250 West Main Street, Suite 1900
Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip code)

(859) 244-7455
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	METC	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	METCB	NASDAQ Global Select Market
8.375% Senior Notes due 2029	METCZ	NASDAQ Global Select Market
8.250% Senior Notes due 2030	METCI	NASDAQ Global Select Market

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

As of October 27, 2025, the registrant had 55,159,985 and 10,842,581 outstanding shares of Class A and Class B common stock, respectively.

i

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

Forward-looking statements may include statements about:

●	the expected commercialization of rare earth elements and critical minerals operations;

●	identification and implementation of commercially feasible extraction processes, and establishment of pilot and commercial production extraction facilities;

●	anticipated coal and rare earth elements and critical mineral oxide production levels, costs, sales volumes, and revenue;

●	timing and ability to complete major capital projects;

●	economic conditions in the metallurgical coal, steel, and rare earth elements and critical mineral industries;

●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;

●	the availability of the equipment and components necessary to construct our pilot and commercial production extraction facilities;

●	estimated quantities or quality of our metallurgical reserves and rare earth elements and critical minerals resources;

●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves or to fund the operations and growth of our business, including our rare earth and critical mineral operations;

●	maintenance, operating or other expenses or changes in the timing thereof;

●	the financial condition and liquidity of our customers;

●	competition in coal and rare earth elements and critical mineral markets;

●	the price and demand for metallurgical coal, thermal coal, and rare earth elements and critical mineral oxides;

●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;

●	potential legal proceedings and regulatory inquiries against us;

●	the impact of weather and natural disasters on plant construction, demand, production, and transportation;

ii

●	purchases by major customers and our ability to renew sales contracts;

●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;

●	geologic, equipment, permitting, site access and operational risks and new technologies related to coal mining, REE and critical minerals mining and mining in general;

●	transportation availability, performance, and costs;

●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;

●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;

●	our ability to comply with certain debt covenants;

●	tax payments to be paid for the current fiscal year;

●	our expectations relating to dividend payments and our ability to make such payments;

●	the anticipated benefits and impacts of previous acquisitions;

●	risks related to Russia’s invasion of Ukraine and the international community’s response;

●	our ability to successfully pursue our rare earth element mining, processing, refining, and commercialization activities which is a type of mining we have not previously pursued;

●	the impacts of trade policy in the United States, China or other countries;

●	risks related to weakened global economic conditions and inflation;

●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and

●	other risks identified in this Quarterly Report and in our Form 10-K that are not historical.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$193,846	$33,009
Accounts receivable	43,612	73,582
Inventories	81,574	43,358
Prepaid expenses and other	9,695	17,685
Total current assets	328,727	167,634
Property, plant, and equipment, net	489,170	482,019
Financing lease right-of-use assets, net	19,808	12,437
Advanced coal royalties	5,446	4,709
Other	6,504	7,887
Total Assets	$849,655	$674,686
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable	$41,675	$48,855
Accrued liabilities	58,467	61,659
Current portion of asset retirement obligations	1,035	1,035
Current portion of long-term debt	140	359
Current portion of financing lease obligations	8,966	6,218
Insurance financing liability	283	4,302
Total current liabilities	110,566	122,428
Long-term asset retirement obligations	31,208	30,052
Long-term equipment loans	-	57
Long-term borrowings on revolving credit facility	-	-
Long-term financing lease obligations	10,955	7,517
Senior notes, net	116,316	88,135
Deferred tax liability, net	46,386	56,027
Other long-term liabilities	7,312	7,664
Total liabilities	322,743	311,880

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	-	-
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 55,169,250 at September 30, 2025 and 43,824,999 at December 31, 2024 shares issued and outstanding	445	438
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 10,842,811 at September 30, 2025 and 9,549,914 at December 31, 2024 shares issued and outstanding	104	95
Additional paid-in capital	509,272	292,739
Retained earnings	17,091	69,534
Total stockholders’ equity	526,912	362,806
Total Liabilities and Stockholders’ Equity	$849,655	$674,686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per-share amounts	2025	2024	2025	2024

Revenue	$120,996	$167,411	$408,611	$495,403

Costs and expenses
Cost of sales (exclusive of items shown separately below)	101,842	134,731	346,326	397,214
Asset retirement obligations accretion	402	354	1,206	1,063
Depreciation, depletion, and amortization	17,091	17,811	51,671	48,909
Selling, general, and administrative	16,143	12,921	49,757	37,932
Total costs and expenses	135,478	165,817	448,960	485,118

Operating (loss) income	(14,482)	1,594	(40,349)	10,285

Other income (expense), net	125	(76)	1,288	3,075
Interest expense, net	(2,250)	(1,696)	(7,298)	(4,509)

(Loss) Income before tax	(16,607)	(178)	(46,359)	8,851
Income tax (benefit) expense	(3,299)	61	(9,618)	1,517
Net (loss) income	$(13,308)	$(239)	$(36,741)	$7,334

Earnings (loss) per common share *
Basic - Class A	$(0.25)	$(0.03)	$(0.74)	$0.05
Basic - Class B	$(0.05)	$0.06	$(0.36)	$0.48

Diluted - Class A	$(0.25)	$(0.03)	$(0.74)	$0.05
Diluted - Class B	$(0.05)	$0.06	$(0.36)	$0.46

*	Refer to Notes 7 and 11 for dividends and earnings per common share information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional		Total
	Common	Common	Paid-	Retained	Stockholders’
In thousands	Stock	Stock	in Capital	Earnings	Equity
Balance at January 1, 2025	$438	$95	$292,739	$69,534	$362,806
Stock-based compensation	6	1	3,354	—	3,361
Shares surrendered for withholding taxes payable	—	—	(2,680)	—	(2,680)
Cash dividends and dividend equivalents declared	—	—	—	(1,854)	(1,854)
Non-cash dividends declared and distributed	—	7	12,899	(6,556)	6,350
Non-cash dividends declared but not distributed	—	—	—	(3,278)	(3,278)
Net (loss)	—	—	—	(9,457)	(9,457)
Balance at March 31, 2025	444	103	306,312	48,389	355,248

Stock-based compensation	—	—	4,751	—	4,751
Cash dividends and dividend equivalents declared	—	—	—	(1,864)	(1,864)
Non-cash dividends declared and distributed	—	—	3,278	—	3,278
Net (loss)	—	—	—	(13,974)	(13,974)
Balance at June 30, 2025	444	103	314,341	32,551	347,439

Stock-based compensation	—	—	4,731	—	4,731
Stock options exercised	1	—	801	—	802
Shares surrendered for withholding taxes payable	—	—	(811)	—	(811)
Non-cash dividends declared and distributed	—	1	2,123	(2,152)	(28)
Class A common stock equity issuance	—	—	188,087	—	188,087
Net (loss)	—	—	—	(13,308)	(13,308)
Balance at September 30, 2025	$445	$104	$509,272	$17,091	$526,912

Balance at January 1, 2024	$440	$88	$277,133	$91,944	$369,605
Stock-based compensation	4	—	4,698	—	4,702
Shares surrendered for withholding taxes payable	(1)	—	(1,869)	—	(1,870)
Cash dividends and dividend equivalents declared	—	—	—	(2,201)	(2,201)
Net income	—	—	—	2,032	2,032
Balance at March 31, 2024	443	88	279,962	91,775	372,268

Stock-based compensation	—	—	4,583	—	4,583
Cash dividends and dividend equivalents declared	—	—	—	(8,448)	(8,448)
Shares surrendered for withholding taxes payable	(6)	(1)	(7,811)	—	(7,818)
Net income	—	—	—	5,541	5,541
Balance at June 30, 2024	437	87	276,734	88,868	366,126

Stock-based compensation	—	—	3,970	—	3,970
Stock options exercised	1	—	533	—	534
Shares surrendered for withholding taxes payable	—	—	(158)	—	(158)
Cash dividends and dividend equivalents declared	—	—	—	(8,409)	(8,409)
Net (loss)	—	—	—	(239)	(239)
Balance at September 30, 2024	$438	$87	$281,079	$80,220	$361,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2025	2024
Cash flows from (used in) operating activities:
Net (loss) income	$(36,741)	$7,334
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,206	1,063
Depreciation, depletion, and amortization	51,671	48,909
Amortization of debt issuance costs	1,579	664
Stock-based compensation	12,844	13,255
(Gain)/loss on disposal of equipment	-	(18)
Deferred income taxes	(9,641)	221
Changes in operating assets and liabilities:
Accounts receivable	29,970	33,961
Prepaid expenses and other current assets	7,990	5,895
Inventories	(38,216)	(15,888)
Other assets and liabilities	(285)	(2,504)
Accounts payable	(3,650)	2,576
Accrued liabilities	3,611	1,515
Net cash from operating activities	20,338	96,983

Cash flows from (used in) investing activities:
Capital expenditures	(50,139)	(44,634)
Maben preparation plant capital expenditures	(1,948)	(12,288)
Capitalized interest	(939)	(998)
Mineral rights acquisition	(3,378)	-
Other	261	(182)
Net cash used in investing activities	(56,143)	(58,102)

Cash flows from (used in) financing activities:
Proceeds from equity offering	189,000	-
Payment of equity offering costs	(913)	-
Proceeds from senior notes	64,931	-
Proceeds from borrowings	52,000	136,500
Repayment of borrowings	(52,282)	(149,921)
Repayments of senior notes	(34,500)	-
Proceeds from stock options exercised	802	534
Payment of dividends	(4,340)	(24,474)
Repayments of insurance financing	(4,019)	(4,032)
Repayments of equipment finance leases	(7,041)	(6,740)
Payment of debt issuance costs	(3,505)	-
Shares surrendered for withholding taxes payable	(3,491)	(9,846)
Net cash from (used in) financing activities	196,642	(57,979)

Net change in cash and cash equivalents and restricted cash	160,837	(19,098)
Cash and cash equivalents and restricted cash, beginning of period	33,823	42,781
Cash and cash equivalents and restricted cash, end of period	$194,660	$23,683

Cash and cash equivalents	193,846	22,864
Restricted cash	814	819
Total cash, cash equivalents and restricted cash	194,660	23,683

Supplemental cash flow information:
Non-cash investing and financing activities:
Leased assets obtained under new financing leases	13,227	9,187
Capital expenditures included in accounts payable and accrued liabilities	8,656	4,584
Accrued dividends and dividend equivalents payable	34	735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. In June 2025, we initiated development of our rare earth element and critical mineral operations near Sheridan, Wyoming (the “Brook Mine”). That mine has initially begun to produce representative ore material for short-term pilot-scale testing of the feedstock with the goal of ultimately establishing its rare earth element mineral reserves and resources for processing at a full-scale commercial processing facility into rare earth element and critical mineral oxides. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 12, “Segment Reporting,” for additional information.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025 other than the modification of its reportable segment structure described in Note 12, “Segment Reporting”.

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

NOTE 2—CASH & CASH EQUIVALENTS

Cash & cash equivalents consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Cash	$22,818	$33,009
U.S. Treasury securities	171,028	—
Total cash & cash equivalents	$193,846	$33,009

As of September 30, 2025, U.S. Treasury securities held by the Company represent Level 1 securities within the fair value hierarchy and are measured at fair value.

NOTE 3—INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw coal	$24,088	$19,709
Saleable coal	50,230	17,969
Supplies	7,256	5,680
Total inventories	$81,574	$43,358

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Plant and equipment	$373,891	$331,899
Mining property and mineral rights	123,910	120,532
Construction in process	17,581	31,048
Capitalized mine development costs	216,609	199,595
Less: accumulated depreciation, depletion, and amortization	(242,821)	(201,055)
Total property, plant, and equipment, net	$489,170	$482,019

Depreciation, depletion, and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Depreciation of plant and equipment	$11,031	$9,519	$32,289	$27,408
Amortization of right of use assets (finance leases)	2,191	2,648	6,085	8,025
Amortization and depletion of capitalized mine development costs and mineral rights	3,869	5,644	13,297	13,476
Total depreciation, depletion, and amortization	$17,091	$17,811	$51,671	$48,909

NOTE 5—DEBT

Long-term debt consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Revolving Credit Facility	$—	$—
Equipment loans	140	416
Senior Notes, net	116,316	88,135
Total debt	$116,456	$88,551
Current portion of long-term debt	140	359
Total long-term debt	$116,316	$88,192

Revolving Credit Facility—On May 3, 2024, the Company entered into the First Amendment Agreement (“First Amendment Agreement”) to the Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”), which includes KeyBank National Association (“KeyBank”) and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility (the “Revolving Credit Facility”) has a maturity date of May 3, 2029, and provides an initial aggregate revolving commitment of $200.0 million as well as an accordion feature to increase the size by an additional $75.0 million subject to certain terms and conditions, including lenders’ consent. Prior to the First Amendment Agreement, the facility had a maturity date of February 15, 2026, and an initial aggregate revolving commitment of $125.0 million as well as an accordion feature of $50.0 million.

On November 21, 2024, in order to facilitate the 2029 Note Offering described below, the Company entered into a Second Amendment Agreement, which, among other things, amended the Credit Agreement by increasing the amount of “Permitted Additional Unsecured Debt” (as defined in the Credit Agreement) from $45,000,000 to $75,000,000. On July 23, 2025, in order to facilitate the 2030 Note Offering described below, the Company entered into a Third Amendment Agreement, which, among other things, permitted the Company to incur additional indebtedness in the form of unsecured notes to be issued in the 2030 Notes Offering in an aggregate principal amount not to exceed $100.0 million (the “2030 Unsecured Note Basket”), conditioned upon the full redemption of the Company’s 2026 Notes issued in July 2021, and reduced the amount of “Permitted Additional Unsecured Debt” from $75.0 million to $15.0 million plus the unused portion of the 2030 Unsecured Note Basket. On August 5, 2025, the Company entered into a Fourth Amendment Agreement, which, among other things, amended the Credit Agreement by removing all negative covenants relating to the issuance of equity securities by the Company. The borrowing base of the amended facility as of September 30, 2025 was $78.6 million based on eligible accounts receivable and inventory collateral and reserve requirements. There were no outstanding borrowings on the Revolving Credit Facility at September 30, 2025.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%. The effective interest rate for borrowings during the third quarter of 2025 was 6.83%.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00, calculated as of the last day of each fiscal quarter, must be maintained by the Company. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At September 30, 2025, the Company was in compliance with all debt covenants under the Revolving Credit Facility.

8.25% Senior Unsecured Notes due 2030—On July 31, 2025, the Company completed a public offering of 8.25% Senior Unsecured Notes due 2030 (the “2030 Notes”) having an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8 million of aggregate principal which was exercised by the underwriters on August 1, 2025 (the “2030 Note Offering”). The 2030 Notes mature on July 31, 2030, unless redeemed prior to maturity and bear interest at a rate of 8.25% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the 2030 Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. The Notes were listed on the Nasdaq Global Select Market (the “NASDAQ”) on August 1, 2025 under the symbol “METCI.”

The net proceeds from the 2030 Note Offering were used to redeem in full all outstanding amounts under the Senior Notes due in 2026, with remaining proceeds to be used for general corporate purposes, including funding future investments, making capital expenditures and funding working capital. The remaining $34.5 million in aggregate principal of Senior Notes due in 2026 was repaid on July 31, 2025.

8.375% Senior Unsecured Notes due 2029—On November 27, 2024, the Company completed an offering of $50.0 million, in the aggregate, of 8.375% Senior Unsecured Notes due 2029 (the “2029 Notes”) and on December 11, 2024, the Company closed on an additional $7.5 million of aggregate principal amount of 2029 Notes (the “2029 Note Offering”). The Company incurred transaction-related fees of $2.3 million and third-party debt issuance costs of $0.8 million. The 2029 Notes mature on November 30, 2029, unless redeemed prior to maturity. The 2029 Notes bear interest at a rate of 8.375% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on January 30, 2025. The Company may redeem the 2029 Notes in whole or in part, at the Company’s option, at any time on or after November 30, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. The Notes were listed on the NASDAQ under the symbol “METCZ.”

Fair Value—The Company’s 2029 Notes had an estimated fair value of $58.7 million and $58.1 million at September 30, 2025 and December 31, 2024, respectively. The Company’s 2030 Notes, which were issued on July 31, 2025, had an estimated fair value of $66.6 million at September 30, 2025. The Company’s Senior Notes due in 2026, which were repaid on July 31, 2025, had an estimated fair value of $35.6 million at December 31, 2024. The fair values of the Company’s Senior Notes were based on observable market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—The Company’s short-term debt at September 30, 2025 and December 31, 2024 comprised of $0.1 million and $0.4 million due under equipment loans with a weighted average interest rate of approximately 4.7% for each period.

Other—Lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 6—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Accrued payables	$25,915	$24,590
Accrued compensation	20,685	17,328
Accrued sales-related taxes	5,054	5,248
Accrued dividends	856	6,660
Other accrued	5,957	7,833
Total accrued liabilities	$58,467	$61,659

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

The estimated aggregate liability for these items totaled $8.6 million and $8.3 million as of September 30, 2025 and December 31, 2024, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $6.3 million and $5.2 million at September 30, 2025 and December 31, 2024, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in prepaid expenses and other on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at September 30, 2025 and December 31, 2024.

NOTE 7—EQUITY

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

Class A Common Stock Issuance—On August 7, 2025, the Company completed an underwritten public offering, with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC as underwriters, relating to the issuance of 10,666,667 shares of the Company’s Class A common stock at a price to the public of $18.75 per share (the “August Offering”). The Underwriters purchased the shares of common stock at a price of $17.71875 per share. The net proceeds to the Company from the August Offering were approximately $188.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the August Offering to fund the acceleration of our development of our rare earth elements and critical minerals project, for strategic growth opportunities, and for general corporate purposes.

Stock-Based Awards—Stock-based compensation expense totaled $4.7 million and $4.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Stock-based compensation expense totaled $12.8 million and $13.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. During 2024, the Company granted new stock-based awards and modified certain awards previously granted as discussed below. New stock-based awards granted during the first nine months of 2025 were for Class A common stock, all of which were granted in the first quarter of 2025. There were no Class B stock-based awards granted during the first nine months of 2025.

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

On May 8, 2024, the Company announced that the Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2376 per share of Class B common stock, both of which were paid on June 15, 2024 to shareholders of record on June 1, 2024.

On August 7, 2024, the Company announced that the Board of Directors declared cash dividends of $0.1375 per share of Class A common stock, and a $0.2246 per share of Class B common stock, both of which were paid on September 13, 2024 to shareholders of record on August 30, 2024.

On November 20, 2024, the Company announced that the Board of Directors declared cash dividends of $0.1375 per share of Class A common stock and $0.2364 per share of Class B common stock, both of which were paid on December 16, 2024 to shareholders of record on December 2, 2024.

On December 5, 2024, the Company announced that the Board of Directors declared a quarterly stock dividend of $0.1375 per share of Class A common stock to be payable on March 14, 2025 to shareholders of record as of February 28, 2025. Class A holders received 0.015537 of one share of Class B common stock for each share of Class A common stock held on the record date which was determined by dividing $0.1375 by the February 28, 2025 Class B closing price of $8.85.

On February 18, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.1971 per share on the Company’s Class B common stock. The first quarter dividend was paid on March 14, 2025, to shareholders of record on February 28, 2025.

On March 17, 2025, the Company announced that the Board of Directors declared a reduced quarterly stock dividend of $0.06875 per share of Class A common stock to be payable on June 13, 2025 to shareholders of record as of May 30, 2025. Class A holders received 0.009228 of one share of Class B common stock for each share of Class A common stock held on the record date which was determined by dividing $0.06875 by the May 30, 2025 Class B closing price of $7.45.

On May 12, 2025, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.1811 per share on the Company’s Class B common stock. The second quarter dividend was paid on June 13, 2025, to shareholders of record on May 30, 2025.

At the July 2025 Board meeting, the decision was made to suspend the quarterly Class A stock dividend.

On August 22, 2025, the Company announced that the Board of Directors declared a quarterly stock dividend of $0.1918 per share on the Company’s Class B common stock to be payable on September 19, 2025 to shareholders of record on September 5, 2025. Class B holders received 0.011988 of one share of Class B common stock for each share of Class B common stock held on the record date which was determined by dividing $0.1918 by the September 5, 2025 Class B closing price of $16.00.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at September 30, 2025 totaled approximately $34.7 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $4.5 million and $6.4 million for the three months ended September 30, 2025 and September 30, 2024, and $17.3 million and $19.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of September 30, 2025, the Company’s remaining commitments under take-or-pay arrangements totaled $23.4 million, the majority of which relates to two multi-year contracts with total remaining commitments of $11.3 million and $11.8 million until the terms expire in the fourth quarter of 2026 and the first quarter of 2028, respectively. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of September 30, 2025, the Company had no expected volume shortfall resulting in a need for an accrued liability.

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

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. The Company recognized a $7.8 million gain during 2023, which was recorded in Other income (expense), net on the Consolidated Statements of Operations. Of this amount, $2.0 million was included in Insurance proceeds related to property, plant, and equipment as part of investing activities on the Consolidated Statements of Cash Flows and the remaining amount was included in operating activities. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of less than $0.1 million during the third quarter of 2025, bringing the total loss recovery asset to approximately $4.7 million in Prepaid expenses and other on the Consolidated Balance Sheet as of September 30, 2025. The corresponding reduction of less than $0.1 million during the third quarter of 2025 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

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

Disaggregated information about Revenue by segment is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Metallurgical Coal Segment
Coal Sales
North American revenue	$47,997	$54,073	$156,552	$163,588
Export revenue, excluding Canada	72,999	113,338	252,059	331,815
Total revenue	$120,996	$167,411	$408,611	$495,403

Revenue for the three and nine months ended September 30, 2025 includes a $0.1 and $0.6 million, respectively, net increase to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of September 30, 2025, the Company had outstanding performance obligations of approximately 0.6 million tons for contracts with fixed sales prices averaging $164 per ton, excluding freight, as well as 1.2 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 48% of the committed tons in 2025, 48% in 2026, and 3% in 2027. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

The Company has not recorded any revenues from the Rare Earths and Critical Minerals Segment.

Concentrations—During the three months ended September 30, 2025, sales to three individual customers were 10% or more of our total revenue. Sales to these customers represented 15%, 10%, and 11%, respectively, or collectively 36%, of our total revenue during the three-month period. During the nine months ended September 30, 2025, sales to two individual customers were 10% or more of our total revenue. Sales to these customers represented 16% and 11%, respectively, or collectively 27%, of our total revenue during the nine month period. For comparison purposes, the three and nine months ended September 30, 2024, sales to two individual customers were 10% or more of our total revenue and collectively accounted for approximately 22% and 23%, respectively, of our total revenue. Three customers with individual accounts receivable balances equal to 10% or more of total accounts receivable made up approximately 24%, 14%, and 12% of our trade receivables, or collectively 50% of the Company’s accounts receivable balance at September 30, 2025.

NOTE 10—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2025 and 2024 was 19.9% benefit and 9.3% expense, respectively, excluding the impact of discrete items. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.2% benefit and 28.0% expense, respectively, excluding discrete items. Discrete items for the periods included items for management compensation and stock-based compensation.

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is shown on the following page:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Earnings attribution
Class A common stock	(12,788)	(1,245)	$(33,874)	$2,085
Class A restricted stock awards	-	52	102	282
Class B common stock	(571)	507	(3,665)	4,079
Class B restricted stock awards	5	9	13	152
Forfeitable dividends declared on unvested stock-based awards	46	438	683	736
Net income (loss)	$(13,308)	$(239)	$(36,741)	$7,334

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings for basic earnings per common share	$(12,788)	$(571)	$(1,245)	$507
Denominator
Weighted average shares used to compute basic earnings per share	50,383	10,704	43,378	8,684
Dilutive effect of stock option awards	-	-	-	85
Dilutive effect of restricted stock units	-	-	-	35
Dilutive effect of performance stock units	-	-	-	166
Dilutive effect of non-cash dividend declared but not issued			-	-
Dilutive effect of conversion of Class B common stock to Class A common stock	-	-	-	-
Weighted average shares used to compute diluted earnings per share	50,383	10,704	43,378	8,970
Earnings per common share
Basic	$(0.25)	$(0.05)	$(0.03)	$0.06
Diluted	$(0.25)	$(0.05)	$(0.03)	$0.06

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Class A	Class B	Class A	Class B
Numerator
Net earnings for basic and diluted earnings per common share	$(33,874)	$(3,665)	$2,085	$4,079
Denominator
Weighted average shares used to compute basic earnings per share	46,070	10,257	43,827	8,574
Dilutive effect of stock option awards	-	-	172	91
Dilutive effect of restricted stock units	-	-	64	31
Dilutive effect of performance stock units	-	-	283	159
Dilutive effect of non-cash dividend declared but not issued
Dilutive effect of conversion of Class B common stock to Class A common stock	-	-	-	-
Weighted average shares used to compute diluted earnings per share	46,070	10,257	44,346	8,855
Earnings per common share
Basic	$(0.74)	$(0.36)	$0.05	$0.48
Diluted	$(0.74)	$(0.36)	$0.05	$0.46

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

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B to calculate EPS other than actual dividends declared during the period for the tracking stock. However, during the three and nine months ended September 30, 2025, dividends declared by the Company were more than consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. For the nine months ended September 30, 2025, two dividends were declared for Class A common stock and three dividends were declared for Class B common stock.

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

Antidilutive shares excluded from the dilutive EPS calculation are presented below:

	Three months ended September 30, 2025		Three months ended September 30, 2024		Nine months ended September 30, 2025		Nine months ended September 30, 2024
(in thousands)	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Antidilutive options	498,712	108,697	648,712	-	498,712	108,697	-	-
Antidilutive RSUs	1,114,381	36,767	717,850	-	1,114,381	36,767	302,699	-
Antidilutive PSUs (at target)	1,571,876	228,738	1,057,468	-	1,571,876	228,738	315,941	-

NOTE 12—SEGMENT REPORTING

Pursuant to ASC 280, operating segments are defined as components of an enterprise engaged in business activities from which it may recognize revenues and incur expenses, about which discrete financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

During the third quarter of 2025, the Company modified its segment structure largely as a result of activity at the Brook Mine during the period. Beginning with the third quarter of 2025, the Company’s reportable segments, which are primarily based on the Company’s internal organizational structure and types of controlled mineral deposits, are its two operating segments—Metallurgical Coal and Rare Earths and Critical Minerals (no operating segments have been aggregated). The change in reportable segments also resulted in a change to the CODM’s primary segment measure of profit or loss in assessing segment performance as further described below. In conjunction with this change, prior period amounts have been recast to conform to this new segment reporting structure.

The Metallurgical Coal segment operates and develops high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. The Metallurgical Coal segment generates revenue primarily through the production of metallurgical coal for sale to the steel industry. The Metallurgical Coal segment also generates revenue through the sale of coal purchased from third parties.

The Rare Earths and Critical Minerals segment operates the Brook Mine complex located in Sheridan, Wyoming, where the Company is developing rare earth elements and critical mineral operations in addition to performing initiatives related to coal-to-carbon based products and materials. The Brook Mine has initially begun to produce representative ore material for short-term pilot-scale testing of the feedstock with the goal of ultimately establishing its rare earth element mineral reserves and resources for processing at a full-scale commercial processing facility into rare earth element and critical mineral oxides. No revenues have been recognized from the Rare Earths and Critical Minerals segment.

The Company’s CODM, the chief executive officer, regularly reviews financial information at the segment level for the purpose of allocating resources and assessing operating results and financial performance. The CODM uses Segment Adjusted EBITDA as management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. This measure enables the CODM to evaluate operational efficiency and segment performance by comparing current results to historical data, while also monitoring variances between actual results and forecasts to inform decisions on capital, personnel and other resource allocations across segments. Segment Adjusted EBITDA is calculated as segment revenues less significant segment expenses, specifically, cost of sales (excluding transportation costs), transportation costs and selling, general and administrative expenses (excluding stock-based compensation expense), as well as certain other segment items. Significant segment expenses and other segment items also exclude certain costs that are non-recurring, non-cash or are not related to the segments’ underlying business performance. A reconciliation of total Segment Adjusted EBITDA to consolidated income or loss before income taxes is included in the tables below.

Certain current period costs are incurred at the corporate level and are allocated to the Company’s segments. These costs generally include shared service functions such as legal, information technology, finance and accounting, sales, and executive management. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated that is deemed to best represent the expected benefit received by the operating segment. The remaining unallocated corporate costs that are not attributed to the operating segments are reported within Corporate expenses as a reconciling item to our consolidated results. Our allocation methodology is periodically evaluated and may change. A similar allocation of shared service functions is not presented within the recasted prior period information as the benefit to the respective operating segment is not comparable to the current period. The expenses associated with these shared service functions are presented within the Metallurgical Coal segment in the prior period.

As the Company’s CODM manages the Company’s assets on a consolidated basis, the CODM is not regularly provided asset information for the reportable segments. The Company does not have any material long-lived assets located outside of the United States. For all of the periods presented below, (i) the Company’s revenues were derived from U.S.-domiciled operations, and (ii) the Company did not have any intersegment revenues.

The CODM does not regularly review segment asset information at a different asset level or category than those disclosed within the consolidated balance sheet for the purpose of assessing performance and making resource allocation decisions.

The following tables present the Company’s reportable segment information:

	Three Months Ended September 30, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$120,996	$-	$120,996

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(85,476)	-	(85,476)
Transportation costs	(16,366)	-	(16,366)
Selling, general, and administrative (a)	(4,420)	(3,759)	(8,179)
Other segment items (b)	1,208	-	1,208
Segment Adjusted EBITDA	15,943	(3,759)	12,184

Corporate expenses (c)			(3,233)
Stock-based compensation			(4,731)
Asset retirement obligations accretion			(402)
Depreciation, depletion, and amortization			(17,091)
Other expenses			(1,083)
Interest expense, net			(2,250)
Income tax benefit (expense)			3,299

Net (loss) income			$(13,308)

Segment capital expenditures	$11,510	$1,875	$13,385
Other capital expenditures (d)			11
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$13,396

(a)	The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and “Stock-based compensation” in the table above.
(b)	“Other segment items” consists of items within “Other income (expense), net” on the Company’s unaudited Condensed Consolidated Statements of Operations, idle costs and other non-recurring costs that are not related to the segments’ underlying business performance.
(c)	“Corporate expenses” represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d)	Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Three Months Ended September 30, 2024
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$167,411	$-	$167,411

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(104,817)	-	(104,817)
Transportation costs	(28,551)	-	(28,551)
Selling, general, and administrative (b)	(7,207)	(1,363)	(8,570)
Other segment items (c)	132	-	132
Segment Adjusted EBITDA	26,968	(1,363)	25,605

Corporate expenses (d)			(1,744)
Stock-based compensation			(3,970)
Asset retirement obligations accretion			(354)
Depreciation, depletion, and amortization			(17,811)
Other expenses			(208)
Interest expense, net			(1,696)
Income tax benefit (expense)			(61)

Net (loss) income			$(239)

Segment capital expenditures	$15,751	$-	$15,751
Other capital expenditures (e)			50
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$15,801

(a)	The difference between this significant segment expense and “Cost of sales” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to transportation costs, which are presented separately within the table above, and alternative mineral development costs, which are included in “Selling, general, and administrative” in the Rare Earths and Critical Minerals segment in the table above. The presentation of these amounts conform to the current year presentation.
(b)	The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and “Stock-based compensation” in the table above.
(c)	“Other segment items” consists of items within “Other income (expense), net” on the Company’s unaudited Condensed Consolidated Statements of Operations, idle costs and other non-recurring costs that are not related to the segments’ underlying business performance.
(d)	“Corporate expenses” represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(e)	Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Nine Months Ended September 30, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$408,611	$-	$408,611

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(290,289)	-	(290,289)
Transportation costs	(56,037)	-	(56,037)
Selling, general, and administrative (b)	(14,439)	(12,402)	(26,841)
Other segment items (c)	3,516	-	3,516
Segment Adjusted EBITDA	51,362	(12,402)	38,960

Corporate expenses (d)			(10,072)
Stock-based compensation			(12,844)
Asset retirement obligations accretion			(1,206)
Depreciation, depletion, and amortization			(51,671)
Other expenses			(2,228)
Interest expense, net			(7,298)
Income tax benefit (expense)			9,618

Net (loss) income			$(36,741)

Segment capital expenditures	$46,841	$2,420	$49,261
Other capital expenditures (e)			15
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$49,276

(a)	Alternative mineral development costs through June 30, 2025 of approximately $3.8 million have been reclassed from “Cost of sales” within the Company’s unaudited Condensed Consolidated Statements of Operations to “Selling, general, and administrative” in the Rare Earths and Critical Minerals segment. In addition, transportation costs are included in “Cost of sales” within the Company’s unaudited Condensed Consolidated Statements of Operations and are presented separately within the table above. The presentation of these amounts conform to the current period presentation.
(b)	The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and “Stock-based compensation” in the table above.
(c)	“Other segment items” consists of items within “Other income (expense), net” on the Company’s unaudited Condensed Consolidated Statements of Operations, idle costs and other non-recurring costs that are not related to the segments’ underlying business performance.
(d)	“Corporate expenses” represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(e)	Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Nine Months Ended September 30, 2024
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$495,403	$-	$495,403

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(313,297)	-	(313,297)
Transportation costs	(80,299)	-	(80,299)
Selling, general, and administrative (b)	(19,815)	(3,618)	(23,432)
Other segment items (c)	3,870	-	3,870
Segment Adjusted EBITDA	85,862	(3,618)	82,245

Corporate expenses (d)			(4,862)
Stock-based compensation			(13,255)
Asset retirement obligations accretion			(1,063)
Depreciation, depletion, and amortization			(48,909)
Other expenses			(796)
Interest expense, net			(4,509)
Income tax benefit (expense)			(1,517)

Net (loss) income			$7,334

Segment capital expenditures	$56,757	$21	$56,778
Other capital expenditures (e)			216
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$56,994

(a)	The difference between this significant segment expense and “Cost of sales” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to transportation costs, which are presented separately within the table above, and alternative mineral development costs, which are included in “Selling, general, and administrative” in the Rare Earths and Critical Minerals segment in the table above. The presentation of these amounts conform to the current year presentation.
(b)	The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s unaudited Condensed Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and “Stock-based compensation” in the table above.
(c)	“Other segment items” consists of items within “Other income (expense), net” on the Company’s unaudited Condensed Consolidated Statements of Operations, idle costs and other non-recurring costs that are not related to the segments’ underlying business performance.
(d)	“Corporate expenses” represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(e)	Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

NOTE 13—RELATED PARTY TRANSACTIONS

Legal Services—Some of the professional legal services we received were provided by Jones & Associates (“Jones”), a related party. Legal services incurred for Jones during the three and nine months ended September 30, 2025 and 2024 totaled less than $0.1 million and zero, respectively. Mr. Jones subsequently became the Company’s General Counsel on May 1, 2025.

Other Professional Services—The Company has also entered into professional services agreements with three other related parties, which have been aggregated due to immateriality. Professional service fees for these related party transactions totaled less than $0.1 million during the third quarter of 2025.

Ramaco Foundation —The Company made a charitable cash contribution of $0.5 million in the third quarter of 2025 to the Ramaco Foundation, which was recognized in Other income (expense), net, on the unaudited condensed consolidated statements of operations. The Ramaco Foundation is an unconsolidated not-for-profit organization whose board of directors includes several members of the Company’s management and board of directors.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. In June 2025, we initiated development of our rare earth element and critical mineral operations near Sheridan, Wyoming (the “Brook Mine”). That mine has initially begun to produce representative ore material for short-term pilot-scale testing of the feedstock with the goal of ultimately establishing its rare earth element mineral reserves and resources for processing at a full-scale commercial processing facility into rare earth element and critical mineral oxides. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal.

Our reportable segments, which are primarily based on the Company’s internal organizational structure and types of controlled mineral deposits, are its two operating segments—Metallurgical Coal and Rare Earths and Critical Minerals. Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the third quarter of 2025.

Metallurgical Coal Segment

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

During the nine months ended September 30, 2025, we sold 2.9 million tons of coal and recognized $408.6 million of revenue. Of this amount, 38% of our revenue was from sales into North American markets, including Canada, and 62% of our revenue was from sales into export markets. During the same period of 2024, we sold 2.9 million tons of coal and recognized $495.4 million of revenue, of which 33% was from sales into North American markets, including Canada, and 67% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events, dockworker labor disputes, or recently enacted U.S. tariffs.

As of September 30, 2025, the Company had outstanding performance obligations of approximately 0.6 million tons for contracts with fixed sales prices averaging $164 per ton, excluding freight, as well as 1.2 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 48% of the committed tons in 2025, 48% in 2026, and 3% in 2027. Refer to Note 9 of Part I, Item 1 for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In the first nine months of 2025, our segment capital expenditures were $45.9 million, excluding capitalized interest of $0.9 million. In the first nine months of 2024, our capital expenditures were $55.8 million, excluding capitalized interest of $1.0 million. The decrease in capital expenditures was due to lower spending in 2025 on the Company’s strategic growth projects, specifically at the Maben preparation plant.

The Company produced 2.9 million tons during the first nine months of 2025 compared to 2.7 million tons during the first nine months of 2024 as a result of the increase in capacity and completed development work. The Company expects full-year production volumes in 2025 between 3.7 and 3.9 million tons with an ability to vary production dependent on market conditions.

Rare Earths and Critical Minerals Segment

The Company continues to make significant progress on the development of the Brook Mine rare earth elements and critical mineral project. Analyses performed to date indicate elevated levels of rare earth elements along with significant concentrations of critical minerals which were banned for export to the United States by China. In March 2025, the Company received a $6.1 million matching grant from the Wyoming Energy Authority, which shall be applied toward the development of an initial processing laboratory/pilot plant and related facilities at the Brook Mine. Construction of the laboratory/pilot plant began in Q3 2025 and is expected to be completed in mid-2026. Concurrently, in conjunction with Fluor Corporation, the Company has completed its preliminary economic assessment that demonstrates the viability of commercial development of rare earth elements and critical minerals processing. A summary of these findings was released in July 2025.

Earlier in 2025, President Trump issued an emergency declaration which prioritizes domestic critical mineral production as a matter of national security and economic resilience. As a result, the Company has been actively engaged in strategic discussions involving senior officials across the Department of Energy, Department of Interior, Department of War, the Federal Permitting Improvement Steering Council, the President’s National Energy Dominance Council, and the National Security Council in response to the shared urgency to reduce reliance on foreign sources of critical mineral production and processing. The Company was requested by various arms of the Administration to consider both the expansion and acceleration of the Brook Mine project. In September 2025, the Company expanded its internal production projections from the preliminary economic assessment and released a Technical Report Summary, prepared by Weir International, Inc., reflecting enhanced project economics and resource efficiency stemming from higher grade resource quality than previously known at the time of the preliminary economic assessment.

In August 2025, concurrent with the rapid evolution of the Brook Mine project, the Company successfully raised gross proceeds of $200 million through an underwritten public offering of its Class A common stock, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. This additional capital provides a significant funding source towards the development of our rare earth elements and critical minerals platform at the Brook Mine.

We have also made notable additions to our executive management team in 2025 to lead in the development of the Rare Earths and Critical Minerals segment as we continue to refine mineral recovery, extraction methodology, and processing capacity assumptions within the mine plan. To assist in the continued development of the project, the Company has officially retained Hatch Ltd. to lead its ongoing pre-feasibility study. Hatch was selected for its technical expertise in rare earth element processing and will oversee test work, laboratory/pilot plant design, and process optimization. This pre-feasibility study is expected to provide key information for future permitting, investment, and offtake discussions aligning with the Company’s strategy to accelerate project development. The pre-feasibility study is expected to be completed in 2026. We expect to proceed to engineering and designing the full commercial oxide plant, with a construction period to be validated and updated upon the completion of the pre-feasibility study to be followed by a subsequent two-year shakedown period for the plant to be optimized to reach full steady-state capacity.

In the first nine months of 2025, our segment capital expenditures were $2.4 million compared to $0.1 million for the corresponding time period of 2024. The increase in capital expenditures was attributable to the continued expansion of the Brook Mine project.

No revenues have been recognized from the Company’s Rare Earths and Critical Minerals segment to date.

The activities at the Brook Mine may result in a material change to our operating results and financial condition in future periods as the project continues to develop. The future financial statement impact is largely dependent on the results of laboratory/pilot plant testing for processing rare earth element and critical mineral concentrates into oxides and subsequent achievement of commercial production. At this time, we are unable to estimate the potential financial impact to future periods.

Consolidated Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024

Revenue	$120,996	$167,411	$408,611	$495,403

Costs and expenses
Cost of sales (exclusive of items shown separately below)	101,842	134,731	346,326	397,214
Asset retirement obligations accretion	402	354	1,206	1,063
Depreciation, depletion, and amortization	17,091	17,811	51,671	48,909
Selling, general and administrative expenses	16,143	12,921	49,757	37,932
Total costs and expenses	135,478	165,817	448,960	485,118

Operating (loss) income	(14,482)	1,594	(40,349)	10,285

Other income (expense), net	125	(76)	1,288	3,075
Interest expense, net	(2,250)	(1,696)	(7,298)	(4,509)
Income before tax	(16,607)	(178)	(46,359)	8,851
Income tax (benefit) expense	(3,299)	61	(9,618)	1,517

Net (loss) income	$(13,308)	$(239)	$(36,741)	$7,334

Earnings per common share

Basic - Class A	$(0.25)	$(0.03)	$(0.74)	$0.05
Basic - Class B	$(0.05)	$0.06	$(0.36)	$0.48

Diluted - Class A	$(0.25)	$(0.03)	$(0.74)	$0.05
Diluted - Class B	$(0.05)	$0.06	$(0.36)	$0.46

Adjusted EBITDA	$8,367	$23,617	$27,160	$76,596

Net income and Adjusted EBITDA for the three and nine months ended September 30, 2025 were negatively impacted by the softening of global metallurgical coal markets and the decrease in metallurgical coal price indices. This occurred due to a variety of macroeconomic factors, including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue. Coal sales revenue for the three months ended September 30, 2025 was $121.0 million, approximately 28% lower than the same period in 2024 driven by the negative impact of pricing and a 15% decrease in tons sold. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from rare earth elements and critical minerals at this time.

Cost of sales. Our cost of coal sales for the three months ended September 30, 2025 was $101.8 million, approximately 24% lower than the same period in 2024 driven by the closure of the Jawbone mine in Q3 2024 and the idling of the Rockhouse Eagle mine in Q2 2025, in addition to reduced trucking costs at the Maben complex subsequent to commissioning in Q4 2024. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from rare earth elements and critical minerals at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $17.1 million and $17.8 million for the three months ended September 30, 2025 and 2024, respectively. The decrease quarter-to-quarter was related to a $1.4 million decrease in development amortization, partially offset by general increases in plant and equipment versus 2024.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $16.1 million and $12.9 million for the three months ended September 30, 2025 and 2024 respectively. The $3.2 million increase in 2025 was primarily due to an increase in professional service expenses.

Other income (expense), net. Other income (expense), net was consistent for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, with $0.1 million in other income and ($0.1) million in other expense, respectively.

Interest expense, net. Interest expense, net was $2.3 million for the three months ended September 30, 2025 compared to $1.7 million for the same period in 2024. The increase in 2025 was largely due to issuance of the 8.375% Senior Unsecured Notes due 2029 (the “2029 Notes”) in late 2024.

Income tax expense (benefit). The effective tax rate for the three months ended September 30, 2025 and 2024 was 19.9% and 9.3%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue. Coal sales revenue for the nine months ended September 30, 2025 was $408.6 million, approximately 18% lower than the same period in 2024 driven by the negative impact of pricing. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from rare earth elements and critical minerals at this time.

Cost of sales. Our cost of coal sales totaled $346.3 million for the nine months ended September 30, 2025 compared to $397.2 million for the same period in 2024. The 13% decrease was driven by the closure of the Jawbone mine in Q3 2024 and the idling of the Rockhouse Eagle mine in Q2 2025, in addition to reduced trucking costs at the Maben complex subsequent to commissioning in Q4 2024. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from rare earth elements and critical minerals at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $51.7 million and $48.9 million for the nine months ended September 30, 2025 and 2024 respectively. The increase year-to-year was related to general increases in plant and equipment and production versus 2024.

Selling, general, and administrative. SG&A expenses were $49.8 million and $37.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in 2025 was primarily due to an increase in professional service expenses.

Other income (expense), net. Other income, net was $1.3 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. The $1.8 million decrease was principally due to a non-recurring transportation damage settlement in the prior year resulting in greater transportation-related income at that time.

Interest expense, net. Interest expense, net was $7.3 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in 2025 was largely due to issuance of the 2029 Notes in late 2024.

Income tax expense. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.2% and 28.0%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, and depletion expense for income tax purposes.

Earnings per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Segment Results

Metallurgical Coal Segment

Coal sales and Segment Adjusted EBITDA information is summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)

Revenue	$120,996	$167,411	$(46,415)	$408,611	$495,403	$(86,792)
Tons sold	873	1,023	(150)	2,897	2,867	30
Total revenue per ton sold (GAAP basis) (a)	$139	$164	$(25)	$141	$173	$(32)
Cost of sales	$101,842	$133,368	$(31,526)	$346,326	$393,596	$(47,270)
Tons sold	873	1,023	(150)	2,897	2,867	30
Total cost of sales per ton sold (GAAP basis) (a)	$117	$130	$(13)	$120	$137	$(17)

Segment Adjusted EBITDA (b)	$15,943	$26,968	$(11,025)	$51,362	$85,862	$(34,501)

(a)	Refer to Non-GAAP Financial Measures for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine).
(b)	Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 12, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

Our revenue includes sales of Company-produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue. Coal sales revenue for the three months ended September 30, 2025 was $121.0 million, approximately 28% lower than the same period in 2024 driven by the negative impact of pricing and a 15% decrease in tons sold. The decrease in tons sold is attributable to export markets, which decreased by 22% primarily due to timing differences in shipments to foreign customers. Revenue per ton sold decreased 15% from $164 per ton to $139 per ton while revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 12% from $136 per ton to $120 per ton. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures were due to the decrease in metallurgical coal prices as U.S. metallurgical coal price indices fell by an average of 18% during the three months ended September 30, 2025 compared to the same period of 2024 as a result of the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the three months ended September 30, 2025 was $101.8 million, approximately 24% lower than the same period in 2024 driven by the 15% decrease in tons sold discussed above and operational efficiencies. Cost of sales per ton sold decreased 10% from $130 per ton to $117 per ton. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, decreased 5% from $102 per ton to $97 per ton. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. Mine costs for the third quarter of 2025 benefited from efficiencies gained from increased production versus the same period in 2024.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three months ended September 30, 2025 was $15.9 million, approximately 41% lower than the same period in 2024 driven by the revenue and cost of sales items discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue. Coal sales revenue for the nine months ended September 30, 2025 was $408.6 million, approximately 18% lower than the same period in 2024 driven by the negative impact of pricing, offset by a 1% increase in tons sold. Revenue per ton sold decreased 18% from $173 per ton to $141 per ton while revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, decreased 16% from $145 per ton to $122 per ton. The decrease in the Company’s revenue per ton sold measures were due to the decrease in metallurgical coal prices as U.S. metallurgical coal price indices fell by an average of 19% during the nine months ended September 30, 2025 compared to the same period of 2024 as a result of the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales totaled $346.3 million for the nine months ended September 30, 2025 compared to $393.6 million for the same period in 2024. The 12% decrease was driven by the closure of the Jawbone mine in Q3 2024 and the idling of the Rockhouse Eagle mine in Q2 2025, in addition to reduced trucking costs at the Maben complex subsequent to commissioning in Q4 2024. Cost of sales per ton sold decreased 12% from $137 per ton to $120 per ton. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, decreased 8% from $109 per ton to $100 per ton. Mine costs for the first nine months of 2024 were impacted negatively by challenging geology and labor constraints which improved during the same period of 2025.

Segment adjusted EBITDA. Segment adjusted EBITDA for the nine months ended September 30, 2025 was $51.4 million, approximately 40% lower than the same period in 2024 driven by the revenue and cost of sales items discussed above.

Rare Earths and Critical Minerals Segment

As of September 30, 2025, the Company has not recorded any revenues or cost of sales from the Rare Earths and Critical Minerals segment. Segment Adjusted EBITDA is shown below:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)

Segment Adjusted EBITDA (a)	$(3,759)	$(1,363)	$(2,396)	$(12,402)	$(3,618)	$(8,784)

(a)	Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 12, “Segment Reporting,” in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three and nine months ended September 30, 2025 decreased by approximately $2.4 million and $8.8 million, respectively, compared to the same period in 2024 primarily driven by increased labor and professional service costs to develop the Brook Mine rare earth elements and critical minerals project in 2025.

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

At September 30, 2025, we had $193.8 million of cash and cash equivalents and $78.6 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $6.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $328.7 million and were in excess of total current liabilities by $218.2 million as of the balance sheet date.

Significant sources and uses of cash during the first nine months of 2025

Sources of cash:

●	Cash flows provided by operating activities were $20.3 million during the nine months ended September 30, 2025, which were driven primarily by net earnings adjusted for non-cash expenses including depreciation, depletion, and amortization as well as stock-based compensation. Changes in operating assets and liabilities also contributed to operating cash flow driven primarily by the decrease in accounts receivable due to the collection of fourth quarter 2024 revenues and an increase in inventory.

●	Cash inflows for financing activities totaled $196.6 million, which is primarily driven by:

●	Net proceeds from a Class A common stock equity issuance of $189.0 million;

●	Net proceeds from an Unsecured Senior Note issuance of $64.9 million;

●	Repayment of Unsecured Senior Notes of $34.5 million; and

●	Repayments of $11.1 million on our existing finance leases and insurance financing

Uses of cash:

●	Cash outflows for investing activities totaled $56.1 million, which is primarily driven by:

●	Capital expenditures of $52.1 million, including expenditures related to the preparation plant and expansion of our Maben complex. The preparation plant at Maben was commissioned in October 2024, which contributed to the reduced trucking costs at the complex in subsequent periods.

The Class B common stock dividends are calculated based on 20% of the previous quarter’s CORE royalty and infrastructure fees as shown below. Refer to Note 7 of Part I, Item 1 for additional information regarding dividends.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024

Royalties
Ramaco Coal	$2,634	$4,072	$7,763	$9,235
Amonate Assets	820	-	2,124	2,411
Other	-	11	12	36
Total Royalties	$3,454	$4,083	$9,899	$11,682

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$4,184	$4,254	$13,065	$13,043
Rail Load-outs (Loading at $2.50/ton)	2,010	1,986	6,255	5,873
Total Infrastructure Fees (at $7.50/ton)	$6,194	$6,240	$19,320	$18,916

CORE Royalty and Infrastructure Fees	$9,648	$10,323	$29,219	$30,598

Total Cash Available for Dividend for Class B Common Stock	$9,648	$10,323	$29,219	$30,598

20% of Cash Available for Dividend for Class B Common Stock	$1,930	$2,065	$5,844	$6,120

As of the issuance of these financial statements, the Board of Directors has not declared a dividend for the fourth quarter of fiscal year 2025. The Company anticipates declaring a similar dividend for the fourth quarter of fiscal year 2025 and on a quarterly basis in future periods; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Future sources and uses of cash

Our primary use of cash includes our investment in the development of our rare earth elements and critical mineral platform, capital expenditures for mine development, and ongoing operating expenses. We expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under our revolving credit facility, projected cash flows from operations, and, if warranted, capital raised under the Company’s shelf registration discussed below. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Project overruns related to the development of the Brook Mine, including but not limited to increased costs to extract and process rare earth elements and critical minerals into oxides

●	Timely delivery of our product by rail and other transportation carriers;

●	Late payments of accounts receivable by our customers;

●	Cost overruns in our purchases of equipment needed to complete our mine development plans;

●	Delays in completion of development of our various mines, processing plants and refuse disposal facilities, which would reduce the coal we would have available to sell and our cash flow from operations; and

●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

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

On August 5, 2025, the Company filed an automatic shelf registration statement, which was effective upon filing, to sell any combination of Class A common stock, Class B common stock, preferred stock, depositary shares, debt securities, warrants, and rights. No securities may be sold until a prospectus supplement describing the method and terms of any future offering is delivered.

Refer to Note 5 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and indebtedness.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the nine months ended September 30, 2025.

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

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(13,308)	$(239)	$(36,741)	$7,334
Depreciation, depletion, and amortization	17,091	17,811	51,671	48,909
Interest expense, net	2,250	1,696	7,298	4,509
Income tax (benefit) expense	(3,299)	61	(9,618)	1,517
EBITDA	2,734	19,329	12,610	62,269
Stock-based compensation	4,731	3,970	12,844	13,255
Other non-operating	500	(36)	500	9
Accretion of asset retirement obligation	402	354	1,206	1,063
Adjusted EBITDA	$8,367	$23,617	$27,160	$76,596

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

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Metallurgical Coal Segment
Revenue	$120,996	$167,411	$(46,415)	$408,611	$495,403	$(86,792)
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	16,131	28,582	(12,451)	55,780	81,086	(25,306)
Non-GAAP revenue (FOB mine)	$104,866	$138,829	$(33,963)	$352,831	$414,317	$(61,486)
Tons sold	873	1,023	(150)	2,897	2,867	30
Non-GAAP revenue per ton sold (FOB mine)	$120	$136	$(16)	$122	$145	$(23)

Refer to coal sales information for revenue per ton sold (GAAP basis) calculations

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold (FOB mine) is calculated as cash cost of sales less transportation and idle and other costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control, and alternative mineral costs, which are more developmentally focused at the present time. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to cost of sales under U.S. GAAP.

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Metallurgical Coal Segment
Cost of Sales:	$101,842	$133,368	$(31,526)	$346,326	$393,596	$(47,270)
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	16,366	28,551	(12,185)	56,037	80,299	(24,262)
Idle and other costs	583	244	339	1,728	786	942
Non-GAAP cash cost of sales	$84,893	$104,573	$(19,680)	$288,561	$312,511	$(23,950)
Tons sold	873	1,023	(150)	2,897	2,867	30
Non-GAAP cash cost per ton sold (FOB mine)	$97	$102	$(5)	$100	$109	$(9)

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

Remediation Plan

We have executed our plan for remediation to address the material weakness, which included assessing, redesigning, and implementing modifications of our internal controls, and the hiring of additional qualified accounting personnel, while supplementing internal resources with qualified external advisors as needed. While management has taken steps to address the root cause of the material weakness, we will not be able to fully remediate this material weakness until testing of the amended internal controls have demonstrated their operating effectiveness over a sustained period of financial reporting cycles.

Changes in Internal Control Over Financial Reporting

We have taken substantial steps toward improving our control environment by executing our remediation plan to address the material weakness, as described above. Except as described above, there were no significant changes in our internal control over financial reporting during our third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our growth prospects may be adversely affected by fluctuations in demand for, and prices of, rare earth elements and critical minerals.

Changes in the level of demand for, and the market price of (including taxes and other tariffs and fees imposed upon) rare earth elements and critical minerals could significantly affect our growth prospects, which depend in large part on our ability to successfully develop the Brook Mine into a producing mine. As is the case with any mining asset that is not yet in commercial production, there is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine. In particular, the prices for rare earth elements and critical minerals may fluctuate and are likely to be affected by numerous factors beyond our control such as interest rates, exchange rates, taxes, inflation, fluctuation in the relative value of the U.S. dollar against foreign currencies, shipping and other transportation and logistics costs, global and regional supply and demand for rare earth minerals and products, potential industry trends and the political and economic conditions of countries that produce and procure rare earth elements and critical minerals. In addition, a future change in the U.S. federal administration could result in changing policies and priorities, including with respect to trade policy and tariffs, taxes and regulation generally, all of which may have a detrimental impact on the demand for rare earth elements and critical minerals and related products.

Furthermore, supply side factors may have a significant influence on price volatility for rare earth elements and critical minerals. Supply of rare earth elements and critical minerals is currently dominated by Chinese producers. The Chinese Central Government regulates production via export bans, quotas and looser environmental standards compared to other countries, and, to a lesser extent, regulation of imports, and has and may continue to change such export bans, production quotas, environmental standards, and import regulations. Over the past few years, there has been significant restructuring of the Chinese market in line with Chinese Central Government policy; however, periods of over-supply or speculative trading of rare earth elements and critical minerals can lead to significant fluctuations in the market price of such products. A prolonged or significant economic contraction in the U.S., China, or worldwide could put downward pressure on market prices of rare earth elements and critical minerals. Protracted periods of low prices for rare earth elements and critical minerals could significantly impact our growth prospects. Demand for rare earth elements and critical minerals may be impacted by demand for downstream products such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment and other high-growth, advanced motion technologies, as well as demand in the general automotive and electronics industries. By contrast, extended periods of high commodity prices may create economic dislocations that may be destabilizing to rare earth elements and critical minerals supply and demand and ultimately to the broader markets. Strong rare earth elements and critical minerals prices may create economic pressure to identify or create alternate technologies that ultimately could depress long-term demand for rare earth minerals and products, and at the same time may incentivize development of competing mining properties.

Based on all of the above, we cannot provide assurance that mineralization can be mined or processed profitably.

We do not currently have rare earth elements or critical mineral reserves, and our growth prospects may be adversely affected if we are unable to successfully develop the Brook Mine into a commercial scale mine.

As described in the Brook Mine – Initial Assessment technical report summary for the Brook Mine prepared by Weir International, Inc. (September 17, 2025), our estimates of rare earth elements and critical minerals are reported as in-place inferred resources. Mineral resources are not mineral reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves in the future. Rare earth elements and critical minerals is a new initiative for us and, as such, has required and will continue to require us to make significant investments to build out our rare earth element capabilities. As a new facet of our business, there are heightened risks and uncertainties, and there is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine. We have in the past pursued alternative strategies and initiatives outside the scope of our core metallurgical mining business that have not to date resulted in meaningful returns on our investment. We have little to no demonstrated track record of commercial, operational or financial success outside of our core business, and given the uncertainties associated with rare earth elements and critical minerals and the mining thereof, we cannot assure you that this initiative will be successful.

An increase in the global supply of rare earth element products, dumping, predatory pricing and other anti-competitive tactics taken by our competitors may materially and adversely affect our growth prospects and the price of our common stock.

The pricing of and demand for rare earth element products is affected by a number of factors beyond our control, including the global macroeconomic environment and the global supply and demand for products that use rare earth elements and critical minerals. China accounts for the significant majority of global rare earth element and critical mineral production and also dominates the manufacture of metals from rare earth elements, capabilities that are not currently present at scale in the U.S. Over the past few years, there has been significant restructuring of the Chinese rare earth element production industry, further centralizing control over production by state-owned enterprises. Chinese competitors may engage in predatory pricing or other behaviors designed to inhibit competition. Any increase in the amount of rare earth element products exported from China or other nations and increased competition may adversely affect our ability to develop Brook Mine into an economically feasible producing mine or, in the future, our ability to ultimately profitably recover and sell rare earth elements and critical minerals, which could adversely impact our growth prospects and the price of our common stock. As a result of these factors, we may not be able to compete effectively against current and future competitors.

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

Consolidation of the rare earth elements and critical minerals industry may result in increased competition.

Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships, or strategic relationships. We expect these trends to continue as demand for rare earth element materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we may have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. For example, in December 2021, China merged three state entities to establish the China Rare Earth Group Co. Ltd (“China Rare Earth Group”), that accounts for more than half of China’s heavy rare earths supplies. China Rare Earth Group has enhanced pricing power of key rare earths, such as dysprosium and terbium, which has brought changes to the global rare earth elements supply chain. These competitive pressures could have a material adverse effect on our growth prospects and the price of our common stock.

Changes in tax legislation could have an adverse impact on our cash tax liabilities, results of operations or financial condition.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) reduced the U.S. corporate income tax rate from 35% to 21% and included certain other changes that resulted in a significant reduction of our income tax liability. The recently enacted One Big Beautiful Bill Act of 2025 (the “OBBBA”) extends many of the policies first enacted in the TCJA and introduces new rules that will impact our business. OBBBA provides for the temporary 2.5% Advanced Manufacturing Production Credit for metallurgical coal. The tax credit for metallurgical coal production is scheduled to terminate after December 31, 2029, limiting our ability to benefit from this incentive to a short window beginning in 2026. Other key provisions of OBBBA include, but are not limited to, (i) restoration of 100% bonus depreciation for qualified property (e.g., machinery and equipment) acquired and placed in service after January 19, 2025, repealing the TCJA’s phase-down that began in 2023, and deduction of domestic research and experimental expenditures in the current period, (ii) new bonus depreciation election allowing the immediate expensing of 100% of the cost basis of “qualified production property” (e.g., manufacturing facilities placed in service in the United States), if construction commences after January 19, 2025, and before January 1, 2029, and the asset is placed in service before January 1, 2031, and (iii) favorable adjustments to the interest deduction rules by permanently restoring the pre-2022 deduction cap on interest expenses with respect to debt incurred in a trade or business to generally 30% of a taxpayer’s EBITDA (as opposed to 30% of EBIT, as required under prior law). The Inflation Reduction Act of 2022 (the “IRA”) added a variety of incentives to promote clean energy, many of which will be reduced or eliminated under the OBBBA. The IRA also added a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax on share buybacks, both of which remain in effect under the OBBBA. Congress could, in the future, revise or repeal those changes or enact other tax law changes, such as the elimination of tax preferences currently available with respect to coal exploration and development and the percentage depletion allowance. We are unable to predict whether any such changes will ultimately be enacted, but any such changes could have a material impact on our cash tax liabilities, results of operations or financial condition.

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

Rule 10b5-1 trading arrangements

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Unresolved Staff Comment

The Company received a comment letter, dated August 19, 2025, from the staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025. The Staff’s comments principally concern: (i) our disclosures and public statements regarding the Preliminary Economic Assessment (“PEA”) for the Brook Mine rare earth elements and critical minerals project, including the basis for statements characterizing the project as technically and economically viable in light of the AACE Class 5 classification and the conceptual nature of the underlying exploration target; (ii) the consistency of our disclosures regarding the preparation of the PEA under Regulation S-K Subpart 1300 with our release of a Company-prepared summary and references to the AACE classification system; and (iii) whether our plans to commence carbon ore mining activities and to construct a pilot-scale concentrate processing facility could result in a material change to our operating results or financial condition in future periods, and our related considerations under Item 303 of Regulation S-K.

In response, we explained that the conclusions regarding technical and economic viability referenced in our disclosures were those of Fluor Corporation as set forth in its PEA, based on then-available information and Company-provided pricing, and that the Class 5 designation reflects the preliminary level of project definition and expected accuracy for early-stage cost estimates. We also clarified that our Company-prepared PEA summary was released in accordance with the disclosure framework of Regulation S-K Subpart 1300, that the summary was not a Technical Report Summary under Subpart 1300 and appropriately referenced the AACE classification system. We committed to update the operating results and financial conditions if they change in future periods.

We have not received further communication from the Staff regarding these matters, and the comments therefore remain unresolved as of the date of this Quarterly Report.

Item 6. Exhibits

4.1.1	Third Supplemental Indenture dated as of July 31, 2025, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 31, 2025).

4.1.2	Form of 8.250% Senior Note due 2030 (included as Exhibit A to Exhibit 4.1.1 above).

*†10.1	Indemnification Agreement (Michael R. Graney), dated September 15, 2025

10.2	Third Amendment Agreement, dated July 23, 2025, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender (amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2025).

10.3	Structuring Fee Agreement dated July 31, 2025, between Ramaco Resources, Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2025).

10.4	Fourth Amendment Agreement, dated August 5, 2025, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender (amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2025).

*†10.5	Indemnification Agreement (Joseph Manchin III), dated April 18, 2025.

*31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	Inline XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or agreement.
*	Exhibit filed herewith.
**	Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability under Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAMACO RESOURCES, INC.

October 28, 2025	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

October 28, 2025	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)