Form 10-K
period 2025-12-31
Ramaco Resources, Inc.
filed 2026-02-26
CIK 1687187

MA

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $425 million.

As of February 25, 2026, the registrant had 55,963,520 and 11,155,785 outstanding shares of Class A and Class B common stock, respectively.

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2026 Annual General Meeting of Stockholders, to be filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.

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

Forward-looking statements may include, but are not limited to, statements about:

●	the expected commercialization of rare earth elements (“REE”) and critical minerals operations;
●	identification and implementation of commercially feasible extraction processes, and establishment of pilot and commercial production extraction facilities;
●	anticipated coal and rare earth elements and critical mineral production levels, costs, sales volumes, and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal, steel, and rare earth elements and critical mineral industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	the availability of the equipment and components necessary to construct our pilot and commercial production extraction facilities;
●	estimated quantities or quality of our metallurgical coal reserves and rare earth elements and critical mineral resources;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves or to fund the operations and growth of our business, including our rare earth elements and critical mineral operations;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal and rare earth elements and critical mineral markets;
●	the price and demand for metallurgical coal, thermal coal, and rare earth elements and critical mineral products;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on plant construction, demand, production, and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;
●	geologic, equipment, permitting, site access and operational risks and new technologies related to coal mining, REE and critical minerals mining and mining in general;
●	transportation availability, performance, and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;
●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;

●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;
●	risks related to Russia’s invasion of Ukraine and the international community’s response;
●	our ability to successfully pursue our rare earth element mining, processing, refining, and commercialization activities which is a type of mining we have not previously pursued;
●	the impacts of trade policy in the United States, China or other countries;
●	whether the estimates of rare earth element oxides in the deposits in our Brook Mine are realized and whether we are ever able to establish rare earth element resources or reserves;
●	whether we are able to successfully develop the Brook Mine into a commercial scale mine;
●	risks related to weakened global economic conditions and inflation;
●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and
●	other risks identified in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of metallurgical coal and critical mineral and rare earth element assets. Moreover, we operate in a very competitive and rapidly changing environment and additional risks may arise from time to time. It is not possible for our management to predict all of the risks associated with our business, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

PART I

Item 1. Business

General

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are a dual platform critical mineral company that is both an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia, and a developing producer of coal, rare earth elements and critical minerals in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we initiated development of our rare earth element and critical mineral operations near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine initially produced representative ore material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves and resources. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 14--Segment Reporting in Item 8, Part II for additional information.

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. We maintain 85 million reserve tons and 1,337 million measured and indicated resource tons of high-quality metallurgical coal. We believe our advantaged reserve geology provides us with higher productivity and industry-leading lower cash costs.

As of December 31, 2025, our operations included six active mines at our Elk Creek mining complex (the “Elk Creek Complex”), one active mine at our Berwind mining complex (the “Berwind Complex”), one active mine at our Knox Creek mining complex (the “Knox Creek Complex”), and one active mine at our Maben mining complex (the “Maben Complex”). We maintained four additional mines in idle status across our portfolio of mining complexes that can be reactivated when market conditions warrant.

Development of the Elk Creek Complex commenced in 2016 and included the construction of a preparation plant and rail load-out facilities. The Elk Creek property consists of approximately 20,200 acres of controlled mineral rights and contains approximately 16 seams targeted for production. The Elk Creek Complex produces high-volatile A and B metallurgical coals. Expansion of the Elk Creek preparation plant occurred in 2022 and 2023 in order to increase production, and high-volatile additions at the Elk Creek Complex occurred during 2024, which were fully in production by the end of the third quarter of 2024.

Development of the Berwind Complex began in late 2017. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the COVID-19 outbreak. In early 2021, as pricing and demand improved, Berwind development was restarted. We successfully reached the thicker Pocahontas No. 4 seam in late 2021. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the December 2021 acquisition of “Amonate Assets” from subsidiaries of Coronado Global Resources Inc. (“Coronado”) in 2021. The Amonate Assets include a processing plant located in our Berwind Complex, saving us transportation costs to our Knox Creek plant, 26 miles away. The Berwind Complex experienced an ignition event in 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023. The Berwind Complex currently produces low-volatile and mid-volatile metallurgical coal. The Company continues to increase production at the main Berwind low-volatile mine.

Our Knox Creek Complex includes a preparation plant and 88,850 acres of controlled mineral rights. The Complex currently produces mid and high-volatile metallurgical coal and also processes and ships coal from other third-party operators. The Company closed its Jawbone mine during 2024, which was nearing the end of its mine life and experiencing higher costs of production. In November 2025, the Company acquired what it refers to as the Russell County property which are contiguous with the Knox Creek complex and which is expected to significantly increase the reserves and resources at Knox Creek.

The Maben Coal acquisition in 2022 provides the Company with 28,000 leased acres of controlled mineral rights, which includes coal deposits that may be mined currently by surface and highwall mining methods as well as developed in the future through deep mining. The Maben Complex currently produces low-volatile metallurgical coal. The Company commissioned a preparation plant at the Maben Complex during 2024 in order to reduce trucking costs.

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

As of December 31, 2025, our estimated aggregate annual production capacity is approximately four million clean tons of coal, excluding our idled properties. We plan to complete development of our existing properties and increase annual production over the next few years to possibly more than seven million clean tons of metallurgical coal annually, subject to market conditions, permitting, and additional capital deployment in the medium-term. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

Our Brook Mine property consists of approximately 15,800 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal in 2022. The mine is currently undergoing rigorous third-party testing and analysis to assess the potential for commercial development of rare earth elements and critical minerals. In July 2025, the Fluor Corporation (“Fluor”) issued a Preliminary Economic Assessment (the “PEA”) in which it concluded that the Brook Mine was both technically and economically viable based on its findings and the product pricing information provided by the Company.

Metallurgical Coal Industry

Metallurgical coal, also known as “met coal” or “coking coal,” is a key component of the blast furnace steelmaking process and, therefore, demand for such coal is highly correlated with conditions in the steel industry. The global metallurgical coal market has grown steadily in recent years and will likely continue to grow over the next few years driven by the industrialization of emerging economies and expansion of urbanization globally.

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

Export metallurgical coal pricing is determined by utilizing a series of indices from a number of independent sources and is adjusted for coal quality. Contracted export volumes have terms that vary in duration from spot cargoes to one year, rarely exceeding one year. In some cases, indices are used to calculate pricing at the point that the coal changes hands. In other cases, an average value of indices over time may be utilized. While the term “benchmark” is still utilized, it too is determined based on index values, typically for the preceding three months.

Metallurgical coals are generally classified as high, medium or low-volatile (“vol”). Volatiles are products, other than water, which are released as gas or vapor when coal is converted to coke. Carbon is the primary element that remains when the volatiles are released.

Rare Earth Industry

Rare earth elements are critical enablers of advanced technologies including defense systems, permanent magnets, transportation, electronics, and robotics that have permeated modern society. Rare earth elements have become deeply integrated into the foundation of modern technology and industry and have proven to be difficult to duplicate or replace.

The Company’s Brook Mine is believed to host a rich and unconventional deposit of rare earth elements and critical minerals embedded in coal seams and carbonaceous clays and shales. Based on the latest technical reports, the mine contains both light and heavy magnetic rare earth elements—including neodymium (Nd), praseodymium (Pr), dysprosium (Dy), terbium (Tb), yttrium (Y), gadolinium (Gd) and samarium (Sm)—which are essential for permanent magnets, lasers, and defense systems. In addition, the deposit includes high-value critical minerals such as gallium (Ga), germanium (Ge), and scandium (Sc), which are used in semiconductors, aerospace alloys, and advanced communication technologies. The rapid growth and expansion of uses for rare earth elements and critical minerals in modern technologies is expected to drive substantial global demand growth in the years ahead.

Currently, China dominates the rare earth element and critical mineral value chain, controlling a majority of global refining and production capacity, reinforcing the urgency for U.S. domestic development. Growing geopolitical pressures and Chinese export restrictions have intensified U.S. efforts to establish secure rare earth element and critical mineral supply chains, incentivizing entities to develop new domestic deposits.

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 85 million reserve tons and 1,337 million measured and indicated resource tons of high-quality metallurgical coal with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

We plan to complete development of our existing properties and increase annual production over the next few years to possibly as much as seven million clean tons of metallurgical coal annually, subject to market conditions, permitting, and additional capital deployment in the medium-term. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

Being a Low-Cost U.S. Producer of Metallurgical Coal. Operationally, we are committed to being a low-cost U.S. producer of metallurgical coal. Our reserve base presents advantaged geologic characteristics such as relatively thick coal seams at our deep mines, a low effective mining ratio at our surface mines, and desirable metallurgical coal quality. These characteristics contribute to a production profile that has a cash cost of production that is significantly below most U.S. metallurgical coal producers.

Maintaining a Conservative Capital Structure and Prudently Managing the Business for the Long Term. We are committed to maintaining a conservative capital structure and prudently managing the business for the long term, with a reasonable amount of net debt that will afford us the financial flexibility to execute our business strategies on an ongoing basis.

Enhancing Coal Purchase Opportunities. Depending on market conditions, we may purchase coal from other independent producers. Purchased coal is complementary from a blending standpoint with our produced coals or it may also be sold as an independent product.

Demonstrating Excellence in Safety and Environmental Stewardship. We are committed to complying with both regulatory requirements, as well as our own high standards for environmental responsibility and employee health and safety. We believe that business excellence is achieved through the pursuit of safe and responsible work practices.

Advancing our Initiatives in Rare Earth Elements, Critical Minerals, and Advanced Carbon Products. We are also focused on the development of rare earth elements and critical minerals, including gallium, germanium and scandium which are, from time to time subject to strict export licensing requirements and changing destination-specific restrictions (including export bans or restrictions to the United States imposed by the Chinese government), as well as the potential commercialization of coal-to-carbon-based products and materials. These initiatives provide additional growth opportunities in future periods. We had a ribbon cutting and groundbreaking at our carbon ore and rare earth mine, the Brook Mine, on July 11, 2025. The development of this mine and overall project is advancing.

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

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through lease agreements with McDonald Land Company among others. We estimate that the Elk Creek Complex contains reserves capable of yielding approximately 29 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 211 million. The current estimated mine life for the Elk Creek Complex is 15 years; however, it is likely that future mines will be planned and scheduled, as necessary, to meet our production goals aligned with market conditions.

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

Berwind Mining Complex

Our Berwind Complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low-volatile coals. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the Amonate acquisition. We estimate that the Berwind Complex contains reserves capable of yielding approximately 18 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 634 million. We estimate that the mine life for the Berwind Complex is over 20 years.

Development of our Berwind Complex began in late 2017 in the thinner Pocahontas No. 3 seam and has since sloped up to mining in the thicker Pocahontas No. 4 seam. In 2020, we suspended development at the Berwind Complex due to lower pricing and demand largely caused by the economic effects of COVID-19. In early 2021, as pricing and demand improved, Berwind development resumed, and we successfully reached the Pocahontas No. 4 seam in late 2021. The Berwind Complex experienced an ignition event during the third quarter of 2022 that resulted in idling mining operations for one of the active mines. Production restarted for the idle mine in the first quarter of 2023. The Company continues to increase production at the main Berwind low-volatile mine.

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

Knox Creek Mining Complex

The Knox Creek Complex consists of approximately 88,850 acres of controlled mineral rights as well as a preparation plant, a coal-loading facility, and a refuse impoundment. The Complex currently produces mid and high-volatile metallurgical coal and also processes coal purchased from other independent producers from time to time. Rail service is provided by Norfolk Southern.

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

In November of 2025, we acquired certain leases and properties from Coronado Global Resources, Inc., referred to as the Russell County property. These leases are contiguous with the Knox Creek property and preparation plant, and we believe may contain up to 35 million additional tons of high-volatile metallurgical coal. These leases and properties are geologically and logistically advantaged and extend the physical and economic life of the Knox Creek complex.

Excluding the Russell County property described above, we estimate that the Knox Complex contains reserves capable of yielding approximately 8 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 277 million. We estimate that the mine life for the Knox Creek Complex is 30 years. The Company closed its Big Creek Jawbone mine during 2024, which was nearing end of mine life and experiencing higher cost production.

RAM Mine

Following years of delays, the Pennsylvania Department of Environmental Protection issued a denial of the RAM Mine permit in southwest Pennsylvania. While the Company believes that the RAM permit was denied incorrectly and capriciously, we will not appeal the denial of the permit and will instead focus on our other core properties and monetize these assets at the appropriate time.

Maben Complex

The Maben property is located in southern West Virginia and consists of approximately 28,000 acres of controlled mineral rights acquired from the purchase of Maben Coal in the third quarter of 2022. As part of the transaction, we assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorizes mining by both surface and highwall mining methods as well as by underground methods. The property also has issued permits covering an existing haul road as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed as of the closing date. During 2024, the Company completed the purchase of an existing coal preparation plant and relocated the plant to the Company’s Maben Complex, which was commissioned early in the fourth quarter of 2024. The addition of the preparation plant reduced trucking costs subsequent to commissioning.

The Maben property contains various areas of high-quality low-vol metallurgical coal in the Sewell, Beckley, Pocahontas 3, Pocahontas 4, and Pocahontas 6 seams of coal. The Company expects that coal contained in the Sewell seam will be mined by surface and highwall mining methods. Initial production of low-volatile coal began in 2023, and the Company will consider deep mine development of coal contained in Beckley, Pocahontas 3, 4, and 6 seams at a future point.

We estimate that the Maben Complex contains reserves capable of yielding approximately 30 million tons of clean saleable metallurgical coal as well as measured and indicated metallurgical coal resource tons of 216 million. The current expected mine life for the Maben Complex is 15 years; however, it is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal production goals aligned with market conditions.

Brook Mine

The property is located in northeastern Wyoming, near Sheridan, and consists of approximately 15,800 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal during 2022. The property includes a thermal coal deposit as well as a large unconventional deposit of rare earth elements and critical minerals sourced from coal and carbonaceous ore. This property is also being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal.

An initial mineral resource estimate was released for the Brook Mine in September 2025 based on a Technical Report Summary (“TRS”) of the Brook Mine completed by Weir International Inc. (“Weir”). The TRS is underpinned by the PEA completed by Fluor. The mineral resource estimates are not mineral reserves and do not meet the threshold for reserve modifying factors that would allow for conversion to mineral reserves. There is no certainty that any part of the initial resource estimates will be converted into reserves.

Preliminary findings indicate significant concentrations of a number of rare earth elements and critical minerals which include heavy magnetic rare earth elements, like terbium and dysprosium, and critical minerals, like gallium, germanium and scandium. The Company continues to develop its processing approach for critical minerals and rare earth elements within the current Brook Mine permit area.

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

We sold 3.8 million tons of coal during 2025 and recognized $536.6 million of revenue. Of this amount, 37% of our revenue was from sales into North American markets and 63% of our revenue was from sales into export markets. During 2025, sales to three customers accounted for approximately 34% of total revenue. No other customer accounted for 10% or more of our total revenue during 2025. If a major customer decided to stop purchasing coal or significantly reduced its purchases from us, revenue could decline and our operating results and financial condition could be adversely affected.

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

In connection with our advanced carbon products business, the Company holds more than 70 intellectual property patents and pending applications related to the conversion of low-cost carbon ore into higher-value carbon products as well as exclusive licensing agreements, all of which have a remaining duration of 14-20 years.

Competition

Our principal domestic coal competitors include Alpha Metallurgical Resources, Inc., Blackhawk Mining, LLC, Coronado Global Resources Inc., Arch Resources, Inc. (now a subsidiary of Core Natural Resources), Peabody Energy Corporation, and Warrior Met Coal, Inc. We also compete in international markets directly with domestic companies and with companies that produce coal from one or more foreign countries, such as Australia, Canada, and Colombia. Many of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do.

Additionally, the Company faces, or is expected to face, competition both domestically and globally in the rare earth element and critical mineral market. China accounts for the significant majority of global rare earth element and critical mineral production and also dominates the manufacture of metals from rare earth elements, capabilities that are not currently present at scale in the U.S. There is potential competition from emerging players within the rare earth element and critical mineral market.

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

From time to time, the OSMRE will also update its mining regulations under the SMCRA. For example, in 2025 the OSMRE rescinded several regulations regarding abandoned mine lands, permanent program performance standards, and prior balance replacement funds. Congressional amendment of the SMRCA, existing rules, or changes to SMCRA regulations, could result in additional material costs, obligations and restrictions upon our operations.

Abandoned Mine Lands Fund. The SMCRA also imposes a reclamation fee on all current mining operations, to fund the Abandoned Mine Reclamation Fund (the “AML Fund”). The fees through September 30, 2034 are (i) 22.4 cents per ton for surface-mined anthracite, bituminous, and subbituminous coal if the value per ton is $2.24 per ton or more, (ii) 9.6 cents per ton for underground-mined anthracite, bituminous, and subbituminous coal if the value per ton is $0.96 per ton, and (iii) 6.4 cents per ton for surface- and underground-mined lignite coal if the value per ton is $3.20 per ton or more, as set by the OSMRE Final Rule effective August 24, 2022. Estimates of our total reclamation and mine-closing liabilities are based upon permit requirements and our experience related to similar activities. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Mining Permits and Approvals. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state, and local authorities data detailing the effect or impact that any proposed exploration project for production of coal may have upon the environment, the public and our employees. The permitting rules are complex and continuously updated and may be subject to discretionary interpretations by regulators. Further, the laws, rules, and regulations that govern our mining operations authorize substantial fines and penalties, including revocation or suspension of mining permits under some circumstances. Monetary sanctions and, in certain circumstances, even criminal sanctions may be imposed for failure to comply with these laws. Compliance with required permits and associated regulations may have a material adverse impact on our operations, earnings, or financial condition.

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

Financial Assurance. Federal and state laws require a mine operator to secure the performance of its reclamation and lease obligations under the SMCRA through the use of surety bonds or other approved forms of financial security for payment of certain long-term obligations, including mine closure or reclamation costs. It is possible that future revisions to various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may delay the timing for and increase the costs of obtaining the required financial assurance.

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

Pennsylvania, West Virginia, Virginia and Wyoming all have similar programs for mine safety and health regulation and enforcement. The various requirements mandated by federal and state statutes, rules, and regulations place restrictions on our methods of operation and result in fees and civil penalties for violations of such requirements or criminal liability for the knowing violation of such standards, significantly impacting operating costs and productivity. Changes to state laws and regulations may limit operations or increase operational costs.

The regulations enacted under the Mine Act and MINER Act as well as under similar state acts are routinely expanded, made more stringent, or otherwise modified, impacting compliance costs and potential liability. For example, MSHA issued a final rule (89 Fed. Reg. 28218, April 18, 2024) enacting more stringent requirements to protect miners exposed to respirable crystalline silica. Our compliance with current or future mine health and safety regulations could increase our mining costs. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent, may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

The Patient Protection and Affordable Care Act of 2010 includes significant changes to the federal black lung program including establishing an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and a rebuttable presumption of pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could materially impact our costs associated with the federal black lung program. In addition to possibly incurring liability under federal statutes, we may also be liable under state laws for black lung claims.

Clean Air Act. The CAA and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations include CAA permitting requirements and emission control requirements relating to air pollutants, including particulate matter such as fugitive dust. The CAA indirectly impacts coal mining operations by extensively regulating the emissions of particulate matter, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fired power plants. In addition to the greenhouse gas (“GHG”) issues discussed below, the air emissions programs that may materially and adversely affect our operations, financial results, liquidity, and demand for our coal, directly or indirectly, include, but are not limited to, the following:

·

Cross-State Air Pollution Rule. In July 2011, the EPA finalized the Cross-State Air Pollution Rule (the “CSAPR”), a cap-and-trade program that requires 28 states in the Midwest and eastern seaboard of the U.S. to reduce power plant emissions that contribute to interstate ozone and/or fine particle pollution. A September 2016, update to CSAPR further limited summertime (May-September) nitrogen oxide emissions from power plants in 22 states in the eastern United States beginning in May 2017 (the “CSAPR Update Rule”). After the United States Court of Appeals for the District of Columbia Circuit remanded the CSAPR Rule Update in 2019 for failing to require timely upwind reductions under the Clean Air Act, EPA finalized a Revised CSAPR Rule Update in April 2021 that resolved transport obligations for 21 states and imposed additional NOx reductions in 12 states. These requirements may accelerate the retirement of coal-fired electric generating units, or require the installation of necessary emission control technologies, reducing demand for thermal coal. Separately, in February 2023, EPA found that 21 states’ state implementation plans (SIPs) did not protect downwind states from interstate ozone, leading to EPA’s finalizing a federal implementation Plan (FIP) in March 2023 under the CAA’s Good Neighbor requirements, referred to as the Good Neighbor Plan rule for the 2015 ozone National Ambient Air Quality Standards (“NAAQS”). The Good Neighbor Plan rule implemented nitrogen oxide (“NOx”) limits on power plants and, for the first time, industrial sources, in 23 states. Litigation followed, and the Supreme Court’s stayed enforcement of the Good Neighbor Plan in Ohio v. EPA. In November 2024, EPA issued an interim final rule (89 Fed. Reg. 87960 (Nov. 6, 2024) confirming that the Good Neighbor Plan is stayed nationwide.

·

Acid Rain. Title IV of the CAA requires reductions of sulfur dioxide emissions by electric utilities and applies to all existing coal-fired power plants generating greater than 25 megawatts of power and all new coal-fired generating units. Affected power plants have sought to reduce sulfur dioxide emissions by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emission allowances. These reductions could impact our customers in the electric generation industry. These requirements are not supplanted by the CSAPR.

·

NAAQS for Criterion Pollutants. The CAA requires the EPA to set standards, referred to as the NAAQS, for six common air pollutants: carbon monoxide, nitrogen dioxide, lead, ozone, particulate matter (“PM”) and sulfur dioxide. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. The EPA has adopted NAAQS for carbon monoxide, nitrogen dioxide, lead, sulfur dioxide, PM and ground-level ozone. The CAA further requires the EPA to periodically review and revise the NAAQS, possibly resulting in more stringent standards over time. States with non-attainment areas must adopt a state implementation plan that demonstrates compliance with the existing or new air quality standards. These plans could require significant additional emissions control expenditures at coal-fired power plants. New rules and standards may also impose additional emissions control requirements on our customers in the electric generation, steelmaking, and coke industries. Because coal mining operations emit particulate matter and sulfur dioxide, our mining operations could be affected when the new standards are implemented by the states.

·

Mercury and Hazardous Air Pollutants. The EPA has established emission standards for mercury and other metals, fine particulates, and acid gases from coal- and oil-fired power plants through the Mercury and Air Toxics Standards (“MATS”) rule. In April 2024, EPA issued a final rule further strengthening MATS emission standards pertaining to mercury, toxic metals and filterable particulate matter. In June 2025, EPA proposed a repeal to this rule. No final action has been taken on the proposed appeal. Like CSAPR, MATS and other similar future regulations could accelerate the retirement of a significant number of coal-fired power plants. Such retirements would likely adversely impact our business.

Global Climate Change – Climate change continues to attract considerable public and scientific attention. There is widespread concern about the contributions of human activity to such changes, especially through the emission of GHGs. Numerous reports from scientific and governmental bodies such as the United Nations Intergovernmental Panel on Climate Change have expressed heightened concerns about the impacts of human activity, especially fossil fuel combustion, on the global climate. There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

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

At the international level, in April 2016, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set GHG emission reduction goals every five years beginning in 2020. In November 2019, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In early 2021, President Biden announced reentry of the U.S. into the Paris Agreement and issued a series of executive orders designed to address climate change. In January 2025, President Trump rescinded climate-related executive orders issued by President Biden and initiated the United States’ withdrawal from the Paris Agreement, which was finalized on January 27, 2026. Global initiatives – including the 2021 Glasgow Climate Pact, which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector and the multi-lateral Global Coal to Clean Energy Transition Statement (signed by 46 countries), committing to phaseout of unabated coal power generation by about 2030 for “major economies” and 2040 globally – signal sustained international pressure to transition away from coal. At the 27th conference of parties (“COP27”), President Biden announced the EPA’s proposed standards to reduce methane emissions from existing oil and gas sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Even as federal action has fluctuated, state and local governments have publicly committed to furthering the goals of the Paris Agreement. International commitments, potential future reentry into the Paris Agreement and state or local action may result in the development of additional regulations or changes to existing regulations that may impact our business.

The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments, though certain climate-focused elements were subsequently curtailed by the 2025 One Big Beautiful Bill Act (the “OBBBA”). The Inflation Reduction Act of 2022 provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The Inflation Reduction Act of 2022 also provides significant funding for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change.

In 2009 EPA issued a finding that GHGs present an endangerment to public health and the environment, because emissions of GHGs are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA, over time, has attempted to restrict emissions of GHGs under existing provisions of the CAA. For example, the Clean Power Plan (the “CPP”) to cut carbon emissions from existing power plants was finalized in 2015 but was subsequently stayed by the U.S. Supreme Court. The CPP was rescinded and replaced in July 2019, by the Affordable Clean Energy Rule (the “ACE Rule”), which required states to set appropriate GHG emission standards for power plants within their jurisdiction based upon the application of “candidate” heat rate improvement measures. In January 2021, the D.C. Circuit vacated the ACE Rule and remanded it to the agency for further proceedings. In February 2021, the EPA issued a memorandum stating the agency’s position that neither the Clean Power Plan nor the ACE Rule are in effect, and future regulation of carbon dioxide emissions from existing power generation facilities remains uncertain In May 2024, EPA finalized GHG new source performance standards (“NSPS”) for new gas-fired power plants and existing coal-fired power plants (89 Fed. Reg. 39798 (May 9, 2024), and the Supreme Court declined to stay that rule in October 2024. Under the Trump Administration, EPA has proposed repealing power-sector GHG standards and rescinding the GHG endangerment finding, but those proposals remain pending and may face legal challenges, if finalized. The continued operation of GHG emission standards and any future rules or future GHG emission standards may encourage a shift away from coal-fired power generation, adversely impacting the market for our product.

Additionally, on March 6, 2024, the SEC adopted final rules to require registrants to disclose certain climate-related information in registration statements and annual reports. The final rules will require the Company to disclose, among other things, material climate-related risks, information about our board of directors’ (“Board”) oversight of climate-related risks, management’s role in managing material climate-related risks, and Scope 1 and Scope 2 greenhouse gas emissions. Compliance with these rules will be phased in over time based on our filing status as well as the content of the disclosure and assurance requirements. Any implementation of the rule is currently stalled. On April 4, 2024, the SEC issued an order to stay the rule in response to legal challenges, which have been consolidated under the Eighth Circuit U.S. Court of Appeals. After the SEC under the current administration indicated it did not plan to defend or reconsider the rule, the Eight Circuit further held the appeal in abeyance until the SEC defends the appeal or reconsiders the rule. If upheld and implemented, the rule may result in increased legal, accounting, and other compliance-related costs, as well as place strain on our personnel, systems, and resources.

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

Prior to discharging any pollutants into waters of the United States, coal mining companies must obtain a CWA National Pollutant Discharge Elimination System (“NPDES”) permit from the appropriate state or federal permitting authority. NPDES permits include effluent limitations for discharged pollutants and other terms and conditions, including required monitoring of discharges. Failure to comply with the CWA permits can lead to the imposition of significant penalties, litigation, compliance costs and delays in coal production. Potential changes in state and federally recommended water quality standards may result in the issuance or modification of permits with new or more stringent effluent limits or terms and conditions. For instance, waters designated by states as impaired (i.e., as not meeting current water quality standards) are subject to Total Maximum Daily Load (“TMDL”) regulations, which may lead to the adoption of more stringent discharge standards for our coal mines and could require more costly treatment. Likewise, the water quality of certain receiving streams requires an anti-degradation review before approving any discharge permits. TMDL regulations and anti-degradation policies may increase the cost, time and difficulty associated with obtaining and complying with NPDES permits. In addition, in certain circumstances private citizens may challenge alleged violations of NPDES permit limits in court. Recently, certain citizen groups have filed lawsuits alleging ongoing discharges of pollutants, including selenium and conductance, from valley fills located at certain mining sites in some of the regions where we operate. In West Virginia, several of these cases have been successful for the challengers. While it is difficult to predict the outcome of any potential or future suits, such litigation could result in increased compliance costs following the completion of mining at our operations.

Finally, in June 2015, the EPA and the Corps published a new definition of “waters of the United States” (“WOTUS”) that would have expanded areas requiring NPDES or Corps Section 404 permits. This definition never took effect as it was replaced by the Navigable Waters Protection Rule (the “NWPR”) in December 2019. A coalition of states and cities, environmental groups and agricultural groups challenged the NWPR, which was vacated by the U.S. District Court for the District of Arizona in August 2021. In December 2022, the EPA and Corps announced the final “Revised Definition of ‘Waters of the United States’” rule. This rule is not currently operative in certain states and for certain parties due to ongoing litigation. In August 2023, the EPA and Corps issued a final rule to amend the “Revised Definition of ‘Waters of the United States’” rule in response to the U.S. Supreme Court’s May 2023 decision in the case of Sackett v. Environmental Protection Agency. In the jurisdictions and for the parties where the January 2023 rule is enjoined, the EPA and Corps are interpreting “waters of the United States” consistent with the U.S. Supreme Court’s decision in Sackett and the pre-2015 regulatory regime. In November 2025, EPA and the Army Corps published a proposed rule to revise the definition of WOTUS to (1) define key phrases articulated by the Court in its seminal Sackett decision, (2) further define certain regulatory exemptions to the waters covered by the Act, and (3) implement additional conforming changes. To the extent a new rule or further litigation expands the scope of the CWA’s jurisdiction, the CWA permits we need may not be issued, may not be issued in a timely fashion, or may be issued with new requirements which restrict our ability to conduct mining operations or to do so profitably.

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

Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances into the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on hazardous substance generators, site owners, transporters, lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the primary hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals listed as hazardous substances under CERCLA, could trigger the liability provisions of CERCLA or similar state laws. The EPA periodically evaluates the CERCLA list of hazardous substances and updates this list. The addition of new substances to CERCLA’s hazardous substance list may result in increased costs to cleanup properties at which the listed substances are released or pose the threat of release.

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

National Environmental Policy Act. The National Environmental Policy Act (the “NEPA”) requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment, such as issuing a permit or other approval. In the course of such evaluations, an agency will typically prepare an environmental assessment to determine the potential direct, indirect and cumulative impacts of a proposed project. Where the activities in question have significant impacts to the environment, the agency must prepare an environmental impact statement. Compliance with the NEPA can be time-consuming and may result in the imposition of mitigation measures that could affect the amount of coal that we are able to produce from mines on federal lands and may require public comment. Furthermore, whether agencies have complied with the NEPA is subject to legal challenge, which can delay or halt projects. The NEPA review process, including potential disputes regarding the level of evaluation required for climate change impacts, may extend the time and/or increase the costs and difficulty of obtaining necessary governmental approvals, and may lead to litigation regarding the adequacy of the NEPA analysis, which could delay or potentially preclude the issuance of approvals or grant of leases.

Since 2020 there have been several legal actions regarding proposals by the Council on Environmental Quality’s (“CEQ”) to revise NEPA’s implementing regulations. Most recently, on January 6, 2026, the CEQ finalized a rule that formally removed its NEPA implementing regulations (40 CFR Parts 1500–1508) from the Code of Federal Regulations, resulting in agencies following their own agency-specific procedures to implement NEPA. Under the OBBBA, project sponsors can also pay to expedite timeframes for environmental assessments and environmental impact statements.

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

Human Capital Resources

We believe our employees are a competitive advantage. We seek to foster a culture that strives to provide a safe, healthy and rewarding work environment with opportunities for growth. We had approximately 900 employees as of December 31, 2025, including our named executive officers, and nearly all of our employees are full-time employees. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees. Our human capital resources objectives include, as applicable, identifying, recruiting, training, retaining, incentivizing and integrating our existing and additional employees. We also depend on experienced contractors and third-party consultants to conduct some of our day-to-day activities. We plan to continue to use the services of many of these contractors and consultants.

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

Market Information

Our Class A and Class B common stock are listed on the NASDAQ Global Select Market under the symbols “METC” and “METCB,” respectively. Our 8.375% Senior Unsecured Notes due 2029 (the “2029 Senior Notes”) and 8.250% Senior Unsecured Notes due 2030 (the “2030 Senior Notes”) are listed on the NASDAQ Global Select Market under the symbols “METCZ” and “METCI,” respectively. No public market currently exists for our 0% Convertible Senior Notes due 2031 (“2031 Convertible Senior Notes”), and we do not intend to apply to list the 2031 Convertible Senior Notes on any securities exchange or for quotation on any inter-dealer quotation system. The 2029 Senior Notes, the 2030 Senior Notes and the 2031 Convertible Senior Notes are collectively referred to as our “Senior Notes.”

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

Item 1A. Risk Factors

Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. A summary of our risk factors is as follows:

·	Our growth prospects may be adversely affected by fluctuations in demand for, and prices of, rare earth elements and critical minerals.
·

We do not currently have rare earth elements or critical mineral reserves, and our growth prospects may be adversely affected if we are unable to successfully develop the Brook Mine into a commercial scale mine.

·

An increase in the global supply of rare earth element products, dumping, predatory pricing and other anti-competitive tactics taken by our competitors may materially and adversely affect our growth prospects and the price of our common stock.

·	Consolidation of the rare earth elements and critical minerals industry may result in increased competition.
·

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

·	Our customer base is highly dependent on the steel industry.
·	We do not enter into long-term coal sales contracts and as a result we are exposed to fluctuations in market pricing.
·	The failure to access coal preparation facilities may have a material adverse effect on our ability to produce coal for our prospective customers and to meet quality specifications.
·

We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower-than-expected revenues, higher than expected costs and decreased profitability.

·	Our inability to acquire additional coal reserves that are economically recoverable may have a material adverse effect on our future profitability.
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

·	We may not be able to obtain equipment, parts and supplies in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining and transportation operations.
·	Our operations could be adversely affected if we are unable to obtain required financial assurance, or if the costs of financial assurance increase materially.
·	Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
·	A shortage of skilled labor in the mining industry could pose a risk to achieving improved labor productivity, which could adversely affect our profitability.
·	We and our significant stockholders are subject to the Applicant Violator System.
·

The enactment of legislative and regulatory measures could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

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
·

Federal or state regulatory agencies have the authority to order certain of our mines to be closed under certain circumstances, which could materially and adversely affect our ability to meet customer demands.

·

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

·

Holders of Class B common stock are common stockholders of the Company and, therefore, are subject to risks associated with an investment in the Company as a whole, even if the holder does not own Class A common stock.

·

Our Board’s ability to reattribute businesses, assets, and expenses between Class A and Class B common stock may make it difficult to assess the future prospects of a class of common stock based on past performance.

·	The market price of Class B common stock may not reflect performance of CORE attributed to it, as we intend.
·	We may not pay dividends equally or at all on our classes of common stock.
·	Our tracking stock capital structure could create conflicts of interest, and our Board may make decisions that could adversely affect only the holders of one class of our common stock.
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

·	Our subsidiaries conduct the substantial majority of our operations and own our operating assets.
·	The indentures under which the Senior Notes were issued contain limited protection for holders of the Senior Notes.
·	An increase in market interest rates could result in a decrease in the value of the Senior Notes.
·	If we default on obligations to pay other indebtedness, we may not be able to make payments on the Senior Notes.
·

A downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us or the Senior Notes, if any, could cause the liquidity or market value of the Senior Notes to decline significantly.

·	Credit ratings for the Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.
·	The conditional conversion feature of the 2031 Convertible Senior Notes, if triggered, may adversely affect our financial condition and results of operations.
·	The accounting method for the 2031 Convertible Senior Notes could adversely affect our reported financial condition and results.
·	Provisions in the 2031 Convertible Senior Notes and the Indenture governing the 2031 Convertible Senior Notes could delay or prevent an otherwise beneficial takeover of us.
·	The capped call transactions may affect the value of 2031 Convertible Senior Notes and Class A common stock.
·	We are subject to counterparty risk with respect to the capped call transactions.

Risks Related to Our Business

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

Based on all of the above, we cannot provide assurance that mineralization can be mined or processed profitably or that we will be able to successfully commercialize our rare earth elements and critical mineral mining capabilities.

We do not currently have rare earth elements or critical mineral reserves, and our growth prospects may be adversely affected if we are unable to successfully develop the Brook Mine into a commercial scale mine.

As described in the Brook Mine – Technical Report Summary (TRS) for the Brook Mine prepared by Weir (September 17, 2025), our estimates of rare earth elements and critical minerals are reported as in-place inferred resources. Mineral resources are not mineral reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves in the future. Rare earth elements and critical minerals are a new initiative for us and, as such, have required and will continue to require us to make significant investments to build out our rare earth element capabilities. As a new facet of our business, there are heightened risks and uncertainties, and there is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine. We have in the past pursued alternative strategies and initiatives outside the scope of our core metallurgical mining business that have not to date resulted in meaningful returns on our investment. We have little to no demonstrated track record of commercial, operational or financial success outside of our core business, and given the uncertainties associated with rare earth elements and critical minerals and the mining thereof, we cannot assure you that this initiative will be successful.

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

Some of our competitors have made, or may make, acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships, or strategic relationships. We expect these trends to continue as demand for rare earth element materials increases. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility than we may have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. For example, in December 2021, China merged three state entities to establish the China Rare Earth Group Co. Ltd (“China Rare Earth Group”), that accounts for more than half of China’s heavy rare earths supplies. China Rare Earth Group has enhanced pricing power of key rare earth elements, such as dysprosium and terbium, which has brought changes to the global rare earth elements supply chain. These competitive pressures could have a material adverse effect on our growth prospects and the price of our common stock.

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

We do not enter into long-term sales contracts for our coal, and as a result, we are exposed to fluctuations in market pricing.

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

Each of the factors that impact reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our future coal reserves may vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual future coal reserves.

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

Our revenue generating operations are located in a single geographic region, making us vulnerable to risks associated with operating in a single geographic area, including adverse impacts of weaker conditions associated with climate change.

Currently, all of our active revenue generating operations are conducted in a single geographic region in the eastern United States in the Appalachian basin. The geographic concentration of our operations may disproportionately expose us to disruptions in our operations if the region experiences severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation, natural disasters, pandemics (such as COVID-19) or interruption of transportation or other events that impact the region in which we operate or its surrounding areas. If any of these factors were to impact the region in which we operate more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

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

We depend on several major pieces of mining equipment to produce and transport our coal, including, but not limited to, underground continuous mining units and coal conveying systems, surface mining equipment such as highwall miners, front-end loaders and coal overburden haul trucks, preparation plants and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, the MSHA and other regulatory agencies sometimes make changes with regard to requirements for pieces of equipment. Such changes could cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

If either our preparation plants, or train loadout facilities, or those of a third party processing or loading our coal, suffer extended downtime, including from major damage, or are destroyed, our ability to process and deliver coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, cash flows and ability to pay dividends to our stockholders.

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

Federal and state laws require financial assurance to secure our permit obligations including to reclaim lands used for mining, to pay federal and state workers’ compensation and black lung benefits, and to satisfy other miscellaneous obligations. Individually and collectively, revised financial assurance requirements may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations, which may delay the timing for and increase the costs of obtaining this financial assurance.

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

A federal database, known as the Applicant Violator System, is maintained for this purpose. Certain relationships are presumed to constitute ownership or control, including the following: being an officer or director of an entity; being the operator of the coal mining operation; having the ability to commit the financial or real property assets or working resources of the permittee or operator; based on the instruments of ownership or the voting securities of a corporate entity, owning of record 10% or more of the mining operator, among others. This presumption, in most cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. An ownership and control notice must be filed by us each time an entity obtains a 10% or greater interest in us. If we have unabated violations of the SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our “owners and controllers,” as discussed above, may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations of law are corrected. This is known as being “permit-blocked.” Additionally, Yorktown is deemed an “owner or controller” of a number of other mining companies; as such, we could be permit-blocked based upon the violations of or permit-blocked status of an “owner or controller” of us. This could adversely affect production from our properties.

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

Risks Related to Environmental, Health, Safety and Other Regulations

The enactment of legislative and regulatory measures could adversely affect our mining operations or cost structure or our customers’ ability to use coal, which could have a material adverse effect on our financial condition and results of operations.

At the international level, the United States’ position on the Paris Agreement has shifted repeatedly, creating policy uncertainty with direct implications. The U.S. joined the Paris framework in 2016, withdrew in 2020, reentered in early 2021, and began another withdrawal in 2025 that was finalized on January 27, 2026. The U.S. also participated in various U.N. Framework Conventions on Climate Change and made various other environmental commitments. Various state and local governments also publicly committed to furthering the goals of the Paris Agreement.

In federal legislation, the 2021 infrastructure law funded climate resilience and clean energy/transportation investments, though certain climate-focused elements were subsequently curtailed by the 2025 One Big Beautiful Bill Act.

In August 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The Inflation Reduction Act provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The Biden administration moved to unwind several regulatory rollbacks enacted or proposed by the first Trump administration, including, among others, the ACE Rule, the NWPR, and the proposed NEPA overhaul. In January 2022, the EPA announced coal combustion residuals rules reiterating that surface impoundments cannot be closed with coal ash in contact with groundwater and establishing a federal permitting scheme for the disposal of coal ash and establishing regulations for legacy coal ash surface impoundments and certain other non-impoundment CCR units. The second Trump administration has, in some instances, proposed and in others finalized efforts to reinstate prior rollbacks and pursue additional repeals and restrictions across these regimes. The full extent and timing of such changes is unknown, and future administrations may again reverse policies or changes adopted by the second Trump administration.

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

Climate change continues to attract considerable public and scientific attention. There is widespread concern about the contributions of human activity to such changes, especially through the emission of GHGs. Numerous reports, such as the Sixth Assessment Report of the Intergovernmental Panel on Climate Change, have further raised concern about the impacts of fossil fuel combustion on global climate issues. There are three primary sources of GHGs associated with the coal industry. First, the end use of our coal by our customers in electricity generation, coke plants, and steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in coal production and to transport our coal to our customers is a source of GHGs. Third, coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate change.

As a result, numerous proposals have been adopted, made and are likely to continue to be made at the international, national, regional, state and local levels of government to monitor and limit emissions of GHGs, including alternative energy requirements, measures promoting renewable energy development, and energy conservation and emissions reductions measures, among others. Collectively, these initiatives could result in higher electricity costs to our customers or lower the demand for coal used in electric or steel generation, which could in turn adversely impact our business. Such initiatives, as well as increasing public attention to climate change more generally, could also result in direct regulation of the GHGs produced by our operations or increase the potential for governmental investigations or litigation. See “Business—Environmental, Health and Safety and Other Regulatory Matters—Global Climate Change.”

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

We and our potential customers are subject to stringent and complex laws, regulations and other legal requirements enacted by federal, state and local authorities relating to occupational health and safety and protection of the environment and natural resources. These include those legal requirements that govern discharges or emissions of materials into the environment, the management and disposal of substances and wastes, including hazardous wastes, the cleanup of contaminated sites, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, mitigation and restoration of streams or other waters, the protection of drinking water, assessment of the environmental impacts of mining, monitoring and reporting requirements, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. See “Business—Environmental, Health and Safety and Other Regulatory Matters.” Examples include laws and regulations relating to:

·	occupational health and safety;
·	emissions to air and discharges to water;
·	plant and wildlife protection, including endangered species protections;
·	the reclamation and restoration of properties after mining or other activity has been completed;
·	limitations on land use;
·	mine permitting and licensing requirements;
·	the storage, treatment and disposal of wastes;
·	air quality standards;
·	water pollution;
·	protection of human health, plant life and wildlife, including endangered and threatened species, and biodiversity;
·	protection of wetlands;
·	the discharge of materials into the environment;
·	remediation of contaminated soil, surface and groundwater; and
·	the effects of operations on surface water and groundwater quality and availability.

Complying with these environmental and employee health and safety requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations. In addition, there is the possibility that we could incur substantial costs as a result of violations of environmental laws, judicial interpretations of or rulings on environmental laws or permits, or in connection with the investigation and remediation of environmental contamination. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment, including, for example, those related to discharges of selenium, could further affect our costs or limit our operations. See “Business—Environmental, Health and Safety and Other Regulatory Matters.”

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

Numerous governmental permits and approvals are required for mining operations. Our operations are principally regulated under permits issued pursuant to the SMCRA and the federal CWA. State and federal regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time-consuming and may result in delays in the commencement or continuation of exploration or production operations. In addition, we may be required to prepare and present to permitting or other regulatory authorities data pertaining to the effect or impact that proposed exploration for or production of coal might have on the environment.

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

Prior to discharging any pollutants to waters of the United States, coal mining companies must obtain an NPDES permit from the appropriate state or federal permitting authority. NPDES permits include effluent limitations for discharged pollutants and other terms and conditions, including required monitoring of discharges. Changes and proposed changes in state and federally recommended water quality standards may result in the issuance or modification of permits with new or more stringent effluent limits or terms and conditions. See “Business—Environmental, Health and Safety and Other Regulatory Matters—Clean Water Act.”

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

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Complying with regulations to address these emissions can be costly for our customers. For example, in order to meet the CAA limits for sulfur dioxide emissions from electric power plants, coal users must install costly pollution control devices, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. More costly and stringent environmental regulations could adversely impact the operations of our customers, which could in turn adversely impact our business. A number of coal-fired power plants, particularly smaller and older plants, have already been retired or announced that they will retire rather than retrofit to meet the obligations of these and other rules.

In addition, considerable uncertainty is associated with new air emissions initiatives that may require significant emissions control expenditures for many coal-fired power plants. As a result, some of our prospective customers may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low-sulfur coal. Any further switching of fuel sources away from coal, closure of existing coal-fired power plants, or reduced construction of new coal-fired power plants could have a material adverse effect on demand for, and prices received for, our coal. In addition, our coke plant and steelmaking customers may face increased operational costs as a result of higher electric costs. See “Business—Environmental, Health and Safety and Other Regulatory Matters.”

Apart from actual and potential regulation of air emissions and solid wastes from coal-fired plants, governmental mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Many states, including Pennsylvania and Virginia, have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. Possible advances in technologies and incentives, such as under the Inflation Reduction Act of 2022, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by electric power generators as a result of current or new standards for the emission of impurities, or current or new incentives to switch to renewable fuels or renewable energy sources could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business, cash flows, results of operations and our ability to pay dividends to our stockholders.

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

The MINE Act and MINER Act, and regulations issued under these federal statutes, impose stringent health and safety standards on mining operations. The regulations that have been adopted under the MINE Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, roof control, ventilation, blasting, use and maintenance of mining equipment, dust and noise control, communications, emergency response procedures, and other matters. MSHA regularly inspects mines to ensure compliance with regulations promulgated under the MINE Act and MINER Act. In addition, Pennsylvania, West Virginia, Virginia and Wyoming all have similar programs for mine safety and health regulation and enforcement.

The various requirements mandated by federal and state statutes, rules, and regulations may place restrictions on our methods of operation and potentially result in fees and civil penalties for violations of such requirements or criminal liability for the knowing violation of such standards, significantly impacting operating costs and productivity. In addition, government inspectors have the authority to issue orders to shut down our operations based on safety considerations under certain circumstances, such as imminent dangers, accidents, failures to abate violations, and unwarrantable failures to comply with mandatory safety standards. See “Business—Environmental, Health and Safety and Other Regulatory Matters—Mine Safety and Health.”

The regulations enacted under the MINE Act and MINER Act, as well as under similar state acts are routinely expanded, raising compliance costs and increasing potential liability. These existing and other future mine safety rules could potentially result in or require significant expenditures, as well as additional safety training and planning, enhanced safety equipment, more frequent mine inspections, stricter enforcement practices and enhanced reporting requirements. At this time, it is not possible to predict the full effect that new or proposed statutes, regulations and policies will have on our operating costs, but any expansion of existing regulations, or making such regulations more stringent may have a negative impact on the profitability of our operations. If we were to be found in violation of mine safety and health regulations, we could face penalties or restrictions that may materially and adversely impact our operations, financial results and liquidity.

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

The SMCRA establishes operational, reclamation and closure standards for our mining operations. The SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the OSMRE or, where state regulatory agencies have adopted federally approved state programs under the SMCRA, the appropriate state regulatory authority. Our operations are located in states which have achieved primary jurisdiction for enforcement of the SMCRA through approved state programs. See “Business—Environmental, Health and Safety and Other Regulatory Matters.”

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

We have paid quarterly dividends at various times in the past and may pay additional special and regular quarterly dividends in the future. Our ability to pay dividends is subject to the discretion of our board of directors and the requirements of applicable law. The timing and amount of dividends declared will depend on, among other things: (a) our earnings, earnings outlook, financial condition, production, processing and shipping levels, cash flow, cash requirements and our outlook on current and future market conditions, (b) our liquidity, including our ability to obtain debt and equity financing on acceptable terms, (c) restrictive covenants in our Credit and Security Agreement (the “Credit Agreement”) with KeyBank National Association, as the administrative agent, and other lenders party thereto, and any future debt instruments and (d) provisions of applicable law governing the payment of dividends.

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

In addition, Section 170 of the Delaware General Corporation Law (the “DGCL”) allows our board of directors to declare and pay dividends on the shares of our Class A common stock and Class B common stock either (a) out of our surplus, as defined in and computed in accordance with the DGCL or (b) in case there shall be no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. We may not have sufficient surplus or net profits in the future to pay dividends, and our subsidiaries may not have sufficient funds, surplus or net profits to make distributions to us. As a result of these and the other factors mentioned above, we can give no assurance that dividends will be paid in the future.

Your percentage of ownership in us may be diluted in the future.

Your percentage of ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees, the conversion of our 2031 Convertible Senior Notes into Class A common stock, and the conversion of our Class B common stock into Class A common stock. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A common stock and Class B common stock.

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

The issuance of shares of our Class A common stock upon conversion of the 2031 Convertible Senior Notes will dilute the ownership interests of our stockholders and have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of our Class A common stock and Class B common stock.

Our Second Amended and Restated Certificate of Incorporation (the “Amended Charter”) permits our Board, in its sole discretion, to convert all of the outstanding shares of Class B common stock into shares of Class A common stock based on an exchange ratio determined by a 20-day trailing VWAP for each class of stock. Such conversion of

Class B common stock into Class A common stock could have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s Class A common stock.

In addition, our Amended Charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Class A common stock and Class B common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our Class A common stock and Class B common stock.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal controls over financial reporting related to an insufficiency of appropriately qualified and trained professionals to perform certain control activities necessary to achieve our control objectives. The Company implemented remediation efforts during 2025 to address the material weakness and completed the testing of the design and operating effectiveness of the respective controls. As of December 31, 2025, we concluded that the controls are adequately designed, implemented, and have operated effectively for a sufficient period of time to remediate this previously reported material weakness. Therefore, we concluded that the previously identified material weakness has been remediated as of December 31, 2025. However, our remedial actions may not prevent this or similar weaknesses from occurring in the future.

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

To the extent the market price of the Class B common stock tracks the performance of more focused classes of businesses and assets than our Class A common stock does, the market price of the Class B common stock may be more volatile than the market price of our existing common stock has been historically. The market price of the Class B common stock may be materially affected by, among other things:

·	actual or anticipated fluctuations in CORE’s operating results;

·	potential acquisition activity by the Company (regardless of the class to which it is attributed) or the companies in which we invest;

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

Our Amended Charter does not contain any provisions governing how consideration received in connection with a merger or consolidation involving the Company is to be distributed to the holders of Class A common stock and Class B common stock, and none of the holders of Class A common stock and Class B common stock will have a separate class vote in the event of such a merger or consolidation. Consistent with applicable principles of applicable law, our Board will seek to divide the type and amount of consideration received in a merger or consolidation involving the Company among holders of Class A common stock and Class B common stock in a fair manner. As the different ways our Board may divide the consideration between holders of the different classes of stock might have materially different results, the consideration to be received by holders of Class B common stock in any such merger or consolidation may be materially less valuable than the consideration they would have received if they had a separate class vote on such merger or consolidation.

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

Our Board may, in its sole discretion, elect to convert the Class B common stock to Class A common stock, thereby changing the nature of an investment in the Class B common stock and possibly diluting the economic interest in the Company of Class B common stockholders, which could result in a loss in value to such holders.

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

Risks Related to Our Senior Notes (including 2031 Convertible Senior Notes)

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

Our level of indebtedness could have important consequences to our stockholders and holders of our Senior Notes, because:

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

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes, we could be in default on the Senior Notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may, subject to certain thresholds, result in an event of default and acceleration of the Senior Notes and of other indebtedness of the Company, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of the Company. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Senior Notes are effectively subordinated to any secured indebtedness that we or our subsidiaries currently have outstanding, including indebtedness under our Revolving Credit Facility, equipment loans, and insurance financing arrangements, or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. The indentures governing the Senior Notes do not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of the Senior Notes. The Senior Notes rank pari passu with, which means equal to, all outstanding and future unsecured unsubordinated indebtedness issued by us.

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

The indentures under which the Senior Notes have been issued offer limited protection to holders of the Senior Notes. The terms of the indentures and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on holders of the Senior Notes. In particular, the terms of the indentures and the Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

·

issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the value of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries;

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

A downgrade, suspension or withdrawal of a credit rating assigned by a rating agency to us or the Senior Notes, if any, could cause the liquidity or market value of the Senior Notes to decline significantly.

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

The conditional conversion feature of the 2031 Convertible Senior Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the 2031 Convertible Senior Notes is triggered, noteholders will be entitled to convert the 2031 Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 2031 Convertible Senior Notes, we may, to the extent permitted by, and subject to compliance with the terms of, the agreement governing the Revolving Credit Facility and our other indebtedness in existence at such time, settle a portion or all of our conversion obligation in cash, shares of our Class A common stock, or a combination of cash and shares, at our election and in accordance with the Indenture, and any cash paid could adversely affect our liquidity.

The issuance or sale of shares of our Class A common stock, or rights to acquire shares of our Class A common stock, could depress the trading price of our Class A common stock and the 2031 Convertible Senior Notes.

We may conduct future offerings of our Class A common stock, preferred stock, or other securities that are convertible into, or exercisable or exchangeable for, our Class A common stock to finance our operations, fund acquisitions, or for other purposes. The sale of shares of our Class A common stock or other securities that are convertible into or exercisable for our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, upon conversion of the 2031 Convertible Senior Notes, we will pay consideration that consists of cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock (together with cash in lieu of any fractional shares, if applicable), at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

The Indenture governing the 2031 Convertible Senior Notes does not restrict our ability to issue additional equity securities. If we issue additional shares of our Class A common stock or rights to acquire shares of our Class A common stock, if any of our existing stockholders sells a substantial amount of our Class A common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our Class A common stock, and, accordingly, the 2031 Convertible Senior Notes may significantly decline. In addition, our issuance of additional shares of Class A common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our Class A common stock upon conversion of their 2031 Convertible Senior Notes, and any Class A common stock issued upon conversion of the 2031 Convertible Senior Notes may dilute the interests of our existing common stockholders.

The accounting method for the 2031 Convertible Senior Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2031 Convertible Senior Notes on our balance sheet, accruing interest expense for the 2031 Convertible Senior Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accordance with applicable accounting standards, the 2031 Convertible Senior Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2031 Convertible Senior Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2031 Convertible Senior Notes resulting in lower reported income.

In addition, the potential dilutive shares underlying the 2031 Convertible Senior Notes are reflected in our diluted earnings per share using the “if converted” method. The denominator of diluted earnings per share for the 2031 Convertible Senior Notes is determined by multiplying the principal amount of the 2031 Convertible Senior Notes by the applicable conversion rate for the reporting period. The after-tax interest expense associated with the 2031 Convertible Senior Notes is added back to the numerator of the diluted earnings per share calculation for these purposes. However, if reflecting the 2031 Convertible Senior Notes in diluted earnings per share in this manner is anti-dilutive, then the shares underlying the 2031 Convertible Senior Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the 2031 Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2031 Convertible Senior Notes as a current, rather than a long-term liability. This reclassification could be required even if no noteholders convert their 2031 Convertible Senior Notes and could materially reduce our reported working capital.

Provisions in the 2031 Convertible Senior Notes and the Indenture governing the 2031 Convertible Senior Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2031 Convertible Senior Notes and its Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change,” then noteholders will have the right to require us to repurchase their 2031 Convertible Senior Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2031 Convertible Senior Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our Class A common stock may view as favorable.

The capped call transactions may affect the value of the 2031 Convertible Senior Notes and our Class A common stock.

In connection with the 2031 Convertible Senior Notes, we entered into privately negotiated capped call transactions with the option counterparties. The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of our Class A common stock underlying the 2031 Convertible Senior Notes. The capped call transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2031 Convertible Senior Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2031 Convertible Senior Notes, as the case may be, as a result of conversion of the 2031 Convertible Senior Notes, with such offset subject to a cap.

We have been advised that, in connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock.

In addition, the counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the 2031 Convertible Senior Notes and prior to the maturity of the 2031 Convertible Senior Notes (and are likely to do so (i) during any observation period related to a conversion of the 2031 Convertible Senior Notes or following any redemption or fundamental change repurchase of the 2031 Convertible Senior Notes, (ii) following any other repurchase of the 2031 Convertible Senior Notes if we unwind a corresponding portion of the capped call transactions in connection with such repurchase and (iii) if we otherwise unwind all or a portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2031 Convertible Senior Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions are financial institutions, or their affiliates, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties is not secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived potential failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of common stock required to be delivered to us under the capped call transactions and we may experience adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any of the counterparties.

In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

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

The number and quality of viable financing and insurance alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions and insurance companies associated with concerns about environmental impacts of coal combustion, and negative views around our efforts with respect to environmental and social matters and related governance considerations could harm the perception of our company by a significant number of investors or result in the exclusion of our securities from consideration by those investors.

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

We may be subject to securities litigation, which could result in significant costs and divert management’s attention and resources.

Securities class action lawsuits and other securities litigation are frequently filed against public companies following periods of volatility in the market price of their securities or upon the announcement of unexpected adverse developments. If the market price of our securities experiences significant volatility, or if we report unexpected operating results, become subject to regulatory inquiries, or experience other negative developments, we could be targeted in securities class action or derivative lawsuits. Any such matters, even if ultimately resolved in our favor, could be costly to defend, require significant time and attention from management and other employees, result in substantial judgments or settlements, increase the cost or reduce the availability of directors’ and officers’ liability insurance, and adversely affect our reputation, business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

The Company received a comment letter, dated August 19, 2025, from the staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025. The Staff’s comments principally concerned: (i) our disclosures and public statements regarding the Preliminary Economic Assessment (“PEA”) for the Brook Mine rare earth elements and critical minerals project, including the basis for statements characterizing the project as technically and economically viable in light of the AACE Class 5 classification and the conceptual nature of the underlying exploration target; (ii) the consistency of our disclosures regarding the preparation of the PEA under Regulation S-K Subpart 1300 with our release of a Company-prepared summary and references to the AACE classification system; and (iii) whether our plans to commence carbon ore mining activities and to construct a pilot-scale concentrate processing facility could result in a material change to our operating results or financial condition in future periods, and our related considerations under Item 303 of Regulation S-K.

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

We have not received further communication from the Staff regarding these matters, and the comments therefore remain unresolved as of the date of this Annual Report.

Item 1C. Cybersecurity

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

The responsibility for managing and assessing material risks from cybersecurity threats lies with the Company’s IT Steering Committee, which met quarterly during 2025. The IT Steering Committee is made up of five members of senior management having legal or corporate finance backgrounds. The committee also includes one lead representative of the third-party IT management and security service providers utilized by the Company to mitigate cybersecurity risks as discussed above. Information regarding cybersecurity risks and mitigation efforts is reported periodically by the IT Steering Committee to the Company’s chief executive officer, chief financial officer, and Audit Committee. The Audit Committee is primarily responsible for the Board of Directors’ oversight of cybersecurity risks. The Company created and hired a new role in early 2025, Vice President of Information Technology and Cybersecurity, which enhanced the management and oversight of cybersecurity.

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

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A “Risk Factors”

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A “Risk Factors”

The information that follows relating to the Elk Creek Complex, Berwind Complex, Knox Creek Complex, and Maben Complex is derived, for the most part, from, and in some instances is an extract from, the TRS relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report.

Item 2 Properties, Figure 1 below shows the location of our mining properties and offices as of December 31, 2025:

WGS 1984
N
Calgary
Brook Mine Property
Great Plains
UNITED
STATES
Denver
Lake
Superior
Ottawa
Toronto
Detroit
Chicago
New York
Washington
St. Louis
Elk Creek
Complex
Operations
Center
Executive
Headquarters
Maben Mine
Appalachian Mountains
Knox Creek
Complex
Berwind
Complex
Atlanta
Dallas
Houston
Monterrey
MÉXICO
Gulf of
Mexico
0 125 250 500 750 1,000
Miles
WEIR
Weir International, Inc.
Mining, Geology and Energy Consultants
Job 6434
March 2025

Figure 1
Ramaco US Operations

General Location Map
Ramaco Properties and Office Locations

Prepared For
Ramaco Resources, Inc.

At December 31, 2025, we had four mining properties and one commercial development property, as summarized in the table below (tons produced in 000s), excluding the Brook Mine property:

					Clean Tons	Clean Tons	Clean Tons
		Controlled			Produced	Produced	Produced			Processing Facilities -
	Location	Acres	Yrs	Stage	2023	2024	2025	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming, and Mingo Counties, WV	20,200	15	Production	2,031	2,286	2,719	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind Complex	McDowell County, WV, Buchanan and Tazewell Counties, VA	62,500	20+	Production	601	794	698	Underground, Highwall, Surface	Low and Mid Volatile	Berwind Preparation Plant - Truck, Norfolk Southern RR
Knox Creek Complex	McDowell County, WV, Buchanan, Russell, and Tazewell Counties, VA	88,850	30	Production	370	326	164	Underground, Highwall, Surface	Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
Maben Complex	Wyoming and Raleigh Counties, WV	28,000	15	Production	172	265	244	Underground, Highwall, Surface	Low Volatile	Maben Preparation Plant - Truck, Norfolk Southern RR
RAM Mine	Washington County, PA	1,567	n/a	Commercial Development or Other	—	—	—	Underground	High Volatile C	Truck, Barge
Total		201,117			3,174	3,671	3,826

At December 31, 2025, we owned or controlled, primarily through long-term leases, approximately 199,550 acres of coal in Virginia and West Virginia and 1,567 acres of coal in Pennsylvania. The aggregate annual production for our properties during the three most recently completed fiscal years are as follows: 3.8 million tons for fiscal year 2025, 3.7 million tons for fiscal year 2024, and 3.1 million tons for fiscal year 2023. Our preparation plants and loadout facilities are located on properties owned by us or held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Many of these leases provide for a royalty payment to the lessor based on a specific price per ton of coal extracted or as a percentage of coal sales revenue. We believe that all of our leases were entered into at market terms.

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

Companies that previously mined on the Elk Creek Complex include Island Creek Coal Company (“Island Creek”) which started mining in the area in December 1904. Consolidation Coal Company, now known as Core Natural Resources, Inc. (“Core Nature Resources”), bought Island Creek in July 1993 and continued operations in and around the area until the late-1990s when Core Natural Resources idled its Elk Creek Mine. Ramaco Coal bought the property from Core Natural Resources in 2012 and started production on the Elk Creek Complex in the fourth quarter of 2016. The 2012 purchase included acquisition of rail access, permitted impoundment and coal refuse disposal facilities, as well as numerous reclaimed, but permitted deep mines. Pittston Coal Company operated mines on the northern Huff Creek portion (McDonald and Baisden properties) of the Elk Creek Complex in the 1970s and 1980s before the company exited the coal mining business in 2001.

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

Currently, there are seven active mines within the complex:

●	Ram No. 1 Surface and Highwall Mine
●	Ram No. 3 Surface and Highwall Mine
●	Stonecoal No. 2 Alma Deep Mine
●	Rockhouse Eagle Deep Mine
●	No. 2 Gas Deep Mine
●	Michael Powellton Deep Mine
●	Crucible Deep Mine Lower Cedar Grove B and C seams

There are two planned and permitted mines within the complex:

●	Ram No. 2 Surface and Highwall Mine (which is the extension of Ram No. 1 above)
●	Glen Alum Tunnel #1 Deep Mine

There are two permitted inactive mines, the Eight-Kay Deep Mine and the Monarch Deep Mine. The Bens Creek Deep Mine is planned but is not yet permitted. It is likely future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions. With the exception of the Ram No. 2 mine, all planned mines are subject to future Board approval.

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

The gross investment in the Elk Creek Complex mining property and its associated plant and equipment was $459 million as of December 31, 2025. The Elk Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Elk Creek Complex produces high-quality, high-volatile metallurgical coal. Historically, the market for metallurgical coal from the Elk Creek Complex has been domestic metallurgical coal consumers and the global seaborne metallurgical coal market. Coal produced from the complex is primarily high-volatile A and high-volatile B metallurgical coal. The Elk Creek Complex also produces thermal coal and specialty coals, which typically represents less than five percent of sales in any given year.

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

The Berwind Property consists of approximately 62,500 acres of leased coal holdings located in McDowell County, West Virginia and Buchanan and Tazewell Counties, Virginia. Ramaco obtained its initial lease for this property in 2015 and commenced mine operations in 2017. The Berwind Complex is in the production stage and currently has two active mines. The mines that were active at December 31, 2025 are underground room and pillar mines, which use continuous miners for mine development.

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

Active Mines:

●	Laurel Fork Pocahontas 3 Deep Mine
●	Berwind No. 1 Pocahontas 4 Deep Mine

Permitted Mines:

●	Squire Jim No. 1 Deep Mine

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

The gross investment in the Berwind Complex mining property and its associated plant and equipment was $240 million as of December 31, 2025. The Berwind Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

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

The Knox Creek Complex is located approximately 90 miles south of Charleston, West Virginia; 110 miles west of Roanoke, Virginia; 50 miles northeast of Kingsport, Tennessee; and 150 miles east/southeast of Lexington, Kentucky at N 37.108, W 81.9106. The complex includes areas in Buchanan, Russell and Tazewell Counties, Virginia and McDowell County, West Virginia. The Knox Creek Complex is within the Southwestern Virginia and Southern West Virginia coal fields of the CAPP Region of the United States.

The Knox Creek Complex and surrounding area have an extensive history of coal mining, primarily by underground mining methods. Mining within the Knox Creek Complex likely began in the early-1900s and there have been many different mine operators both large and small in the region since then.

The Knox Creek Complex consists of approximately 88,850 acres of owned and leased coal holdings. Within the Knox Creek Complex controlled coal holdings, 5,370 acres lie in McDowell County, West Virginia. The Knox Creek Complex is in the production stage and currently has one active mine and two planned and permitted mines. The single active mine is a contour surface mine developing areas for a highwall miner. The Company closed the Jawbone No. 1 Deep Mine during 2024, which was nearing end of mine life and experiencing higher cost production. The Company acquired approximately 24,800 acres in November 2025 from Coranado IV, LLC, and Buchanan Minerals, referred to as the Russell County property. Through this acquisition Ramaco extended the mine life for Big Creek Surface mine by an additional five years. Further engineering work is being completed to evaluate additional potential coal areas.

Ramaco began production of metallurgical coal at the complex in 2019. The underground mines will implement retreat mining, which typically results in mining recovery of 50 to 80 percent. At the surface mine, contour mining has an average mining recovery of approximately 90 percent, and highwall mining has an average mining recovery of approximately 40 percent.

The Knox Creek Complex is mining or plans to mine several seams and seam splits, including the Jawbone, Kennedy and Tiller seams.

Active Mine:

●	Big Creek Surface

Planned and Permitted Mines:

●	Knox Creek Tiller Deep Mine
●	Kennedy No. 3 Deep Mine

Closed Mines:

●	Big Creek Jawbone No. 1 Deep Mine was active during most of 2024, but was closed later in the year and is no longer active

We estimate that the mine life for the Knox Creek Complex is 30 years. It is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions. Both planned mines listed above are subject to future Board approval.

All Run-of-Mine (ROM) coal is washed at the Knox Creek Preparation Plant. The Knox Creek Preparation Plant, built in 1981 by Powell Construction Company located in Johnson City, Tennessee, is a well designed and constructed preparation plant, with ROM processing capacity of 750 tons per hour.

The gross investment in the Knox Creek Complex mining property and its associated plant and equipment was $53 million as of December 31, 2025. The Knox Creek Complex utilizes industry standard, modern surface and underground mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

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

Maben Complex

The Maben Complex is located approximately 52 miles south of Charleston, WV; 80 miles west of Roanoke, Virginia; 100 miles northeast of Kingsport, Tennessee; and 170 miles east/southeast of Lexington, Kentucky at N 37.6525, W 81.3867.

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

The Maben property consists of approximately 28,000 acres of controlled mineral rights acquired from the purchase of Maben Coal in the third quarter of 2022 from Appleton Coal, LLC. As part of the transaction, we assumed existing mining permits issued by the West Virginia Department of Environmental Protection, which authorizes mining by both surface and highwall mining methods as well as by underground methods. We also assumed issued permits covering an existing haul road, as well as an active refuse disposal area together with a preparation plant and unit train loadout, neither of which had been constructed at the closing date. During 2024, the Company completed the purchase of an existing coal preparation plant and relocated the plant to the Maben Complex, which was commissioned early in the fourth quarter of 2024.

The Maben Complex is in the production stage and currently has one active mine and three planned underground mines.

Active Mine:

●	Maben Surface and Highwall Mine

Planned and Permitted Mines:

●	Beckley Crystal Deep Mine
●	Allen Creek Mine No. 1

Planned and Unpermitted Mine:

●	Slick Rock Sewell Deep Mine

The current expected mine life for the complex is 15 years; however, it is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal Ramaco production goals aligned with market conditions.

The gross investment in the Maben Complex mining property and its associated plant and equipment was $74 million as of December 31, 2025. The Maben Complex utilizes industry standard, modern surface and highwall mining equipment, processing equipment, and infrastructure that is in good operating condition and capable of meeting planned production requirements using prudent operating methods and operating schedules.

The Maben Complex produces high-quality, low-volatile metallurgical coal, which serves both domestic metallurgical coal consumers and the global seaborne metallurgical coal market.

We are unaware of any significant encumbrances to the Maben Complex, including current and future permitting requirements and associated timelines, permit conditions, and violations and fines.

Brook Mine

The Brook Mine is located approximately nine miles northwest of Sheridan, Wyoming in Sheridan County, Wyoming. The Brook Mine is located within the Sheridan Coal within the northwestern portion of the Powder River Basin coal producing region of the United States.

Mining activity in and around the Brook Mine dates back to the late 19th century, when underground coal mining began in the Sheridan Coal Field around 1894 and continued through 1953, with major operations (the Dietz, Acme, Model, Carney, Monarch, and Kooi mines) eventually consolidated under the Sheridan Wyoming Coal Company and later acquired by Pittston. Subsequent large scale surface mining was carried out by Big Horn Coal Company beginning in the 1950s, with production peaking at roughly one million tons per year in 1970 before operations ceased in 2000.

The Brook Mine consists of approximately 15,800 acres of Ramaco owned and leased surface and mineral holdings located in Sheridan County, Wyoming. The property was acquired as part of the purchase of Ramaco Coal during 2022.

An initial mineral resource estimate was released for the Brook Mine in September 2025 based on a TRS of the Brook Mine completed by Weir. The TRS is underpinned by preliminary economic assessment completed by Fluor Corporation. The mineral resource estimates are not mineral reserves and do not meet the threshold for reserve modifying factors that would allow for conversion to mineral reserves. There is no certainty that any part of the initial resource estimates will be converted into reserves.

The Company continues to evaluate the commercial and technical feasibility of extracting critical minerals and rare earth elements within the current Brook Mine permit area. Preliminary findings indicate significant concentrations of a number of rare earth elements and critical minerals which include heavy magnetic rare earth elements, like terbium and dysprosium, and critical minerals, like gallium, germanium and scandium.

Additional drilling and sampling has occurred since the issuance of the September 2025 TRS. Weir has reviewed the three completed holes and determined that the new assays are in-line with the results of the TRS. Once all sampling and analysis is complete, a detailed assessment will be completed to incorporate the latest exploration information into the model.

The gross investment in the Brook Mine property was $12 million as of December 31, 2025.

The Brook Mine initially produced representative ore material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves and resources. Subject to the results of such testing, the Brook Mine is expected to produce a mix of refined rare earth element and critical mineral products, as well as sub-bituminous thermal coal for domestic consumption.

We are unaware of any significant encumbrances to the Brook Mine.

Other Properties

Refer to the discussion of our RAM Mine under Item 1. “Business - Our Projects” for information about this property, which is not included in the disclosures of mineral resources and reserves at December 31, 2025 to follow.

Summary of Mineral Resources and Reserves

Summaries of mineral resources and reserves at our material properties as of December 31, 2025, are set forth in Tables 1 and 2.

Table 1. Summary of Mineral Resources at the end of Fiscal Year ended December 31, 2025

	In-Place Resources (000 Tons)			(000 Tons)	Coal Quality (Dry Basis) Raw
	Measured	Indicated	Total	Inferred	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Area

Berwind Complex
Red Ash 2	15,740	-	15,740	-	8.25	86.48
Tiller	11,230	-	11,230	-	22.38	92.68
Greasy Creek 2	3,325	-	3,325	-	30.55	97.27
Pocahontas 11	8,030	-	8,030	-	22.64	91.73
Pocahontas 10	11,075	-	11,075	-	15.90	87.94
Pocahontas 9-2	33,226	45	33,271	-	17.00	86.95
Pocahontas 9-1	9,700	15,920	25,620	4,495	17.00	88.61
Pocahontas 6	8,303	-	8,303	-	38.10	101.74
Pocahontas 5	41,755	1,512	43,267	-	11.40	85.44
Pocahontas 4	50,233	6,683	56,916	-	18.20	88.96
Pocahontas 3	127,914	8,481	136,395	-	16.19	88.02
Squire Jim	243,471	37,734	281,205	-	25.00	94.39
Berwind Complex Total	564,002	70,375	634,377	4,495	20.41	91.06

Knox Creek Complex
Big Creek Property	35,775	-	35,775	-	14.10	91.42
Knox Creek Property	234,093	6,580	240,673	-	13.62	87.77
Knox Creek Complex Total	269,868	6,580	276,448	-	13.68	88.28

Elk Creek Complex
Ram Surface	96,776	12,626	109,402	-	15.42	88.42
Crucible Deep	2,285	730	3,015	-	8.74	84.04
Stonecoal No. 2 Alma Deep Mine	16,202	2,917	19,119	-	11.58	84.93
Rockhouse Eagle Deep Mine	4,065	35	4,100	-	19.62	89.07
Moorfork Mine	2,390	360	2,750	-	15.49	82.24
Bens Creek Deep Mine	15,510	24,425	39,935	-	25.83	93.81
Lower War Eagle	4,965	2,870	7,835	70	21.76	90.64
Glen Alum Tunnel #1 Deep Mine	9,295	10,855	20,150	815	4.80	81.13
Gilbert Deep Mine	2,085	2,565	4,650	85	23.56	92.66
Elk Creek Complex Total	153,573	57,383	210,956	970	16.60	88.59

Maben Complex
Sewell	13,336	1,153	14,489	-	12.20	82.90
Welch	378	-	378	-	N/A	88.60
Little Raleigh	748	273	1,021	-	43.95	105.50
Beckley	43	-	43	-	9.82	87.90
Lower Beckley	32,210	1,184	33,394	-	15.43	86.10
Fire Creek	536	288	824	-	N/A	89.17
Pocahontas No. 9	1,042	51	1,093	-	N/A	89.17
Pocahontas No. 6	33,780	1,826	35,606	-	18.35	91.10
Pocahontas No. 4	51,732	2,175	53,907	-	24.99	87.40
Pocahontas No. 3	71,179	3,767	74,946	-	22.21	94.80
Maben Complex Total	204,984	10,717	215,701	-	20.63	90.19

Grand Total	1,192,427	145,055	1,337,482	5,465

Notes:

●	Mineral Resources reported above are not Mineral Reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves.
●	Resource probable economic mineability is based on underground minable resources with 2.0 feet minimum seam thickness, surface and highwall mines with 1.0 foot minimum seam thickness, area mining with a cutoff stripping ratio of 20:1, and primarily metallurgical

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
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary of Mineral Reserves at the end of Fiscal Year ended December 31, 2025

	Clean Recoverable Reserves (000 tons)			Average Coal Quality (Raw Dry Basis)
	Proven	Probable	Total	Ash (%)	Relative Density (Lbs./Cu.Ft.)

Berwind Complex
Berwind No. 1 Deep Mine - Pocahontas 4	15,479	26	15,505	23.70	92.82
Laurel Fork Deep Mine - Pocahontas 3	2,321	-	2,321	10.60	84.32
Triple S Highwall Mine - Pocahontas 5	141	37	178	11.10	84.89
Berwind Complex Total	17,941	63	18,004	20.26	89.93

Knox Creek Complex
Big Creek Surface and Highwall Mine - Tiller 1-2	575	-	575	19.09	89.75
Big Creek Jawbone 1 Deep Mine	-	-	-	-	-
Big Creek Jawbone 1 Surface and Highwall Mine	210	-	210	18.40	89.50
Knox Creek Tiller Deep Mine - Jawbone 3	6,362	-	6,362	16.10	88.05
Kennedy No. 2 Deep Mine	720	-	720	13.60	86.48
Knox Creek Complex Total	7,867	-	7,867	16.69	88.43

Elk Creek Complex
Ram Surface No. 1 and Highwall Mine	740	-	740	17.68	88.72
Ram Surface No. 2 and Highwall Mine	342	-	342	17.68	88.72
Ram Surface No. 3 and Highwall Mine	3,798	397	4,195	15.79	87.83
Crucible Deep	3,932	395	4,327	10.38	84.11
Stonecoal No. 2 Alma Deep Mine	4,708	60	4,768	24.32	88.49
Michael Powellton Mine	720	45	765	40.70	103.20
Rockhouse Eagle Deep Mine	953	626	1,579	18.55	88.61
No. 2 Gas Deep Mine	4,090	488	4,578	22.30	91.40
Eight-Kay	1,390	240	1,630	12.32	85.73
Bens Creek Deep Mine	1,670	170	1,840	28.56	95.84
Glen Alum Tunnel #1 Deep Mine	2,380	2,190	4,570	5.94	81.78
Elk Creek Complex Total	24,723	4,611	29,334	17.29	87.86

Maben Complex
Maben Surface and Highwall	1,377	12	1,389	12.20	85.50
Crystal Beckley Deep Mine	1,508	-	1,508	15.40	86.10
Slick Rock Sewell Deep Mine	3,922	355	4,277	12.20	85.50
Allen Creek No. 1 Mine	22,615	-	22,615	22.20	94.80
Maben Complex Total	29,422	367	29,789	20.00	92.59

Grand Total	79,953	5,041	84,994

Notes:

●	Clean recoverable reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency.
●	Mineral Reserves estimated for the Berwind Complex are based primarily on metallurgical low and mid-volatile coal realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile coal at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB mine), primarily metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine), and primarily metallurgical low-volatile coal at the Maben Complex realizing a sales price of $153 per ton and a cash cost of $116 per clean ton (FOB mine) based on their respective TRS reports, which can be found in the Exhibits.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
●	Mineral Reserves are reported exclusive of Mineral Resources.

Our coal resource and reserve estimates at December 31, 2025, were prepared by a qualified person (“QP”) and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our coal resource and reserve estimates are based on data obtained from our drilling activities and other available geologic data. Acquisitions or sales of coal properties will change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam. The most recent studies of our coal reserves for the Elk Creek Complex, Berwind Complex, Knox Creek Complex, and Maben Complex were prepared by an independent engineering firm, Weir. In periods between third party updates, we update reserves utilizing our internal staff of engineers and geologists based on production data. We intend to continue to periodically retain outside experts to assist management with the verification of our estimates of our coal reserves going forward.

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

Summaries of the mineral resources and mineral reserves as of December 31, 2025 and December 31, 2024 are shown below. Weir served as the QP and prepared the estimates of mineral resources and mineral reserves at the Berwind Complex, Knox Creek Complex, Elk Creek Complex, and Maben Complex. Since a material change has not occurred from the last TRS filed for each of the Berwind, Knox Creek, Elk Creek, and Maben complexes, the previous years’ TRSs have not been updated. Refer to Exhibit 96.1, 96.2, 96.3, and 96.4 for access to the previous TRS for the Berwind Complex, Knox Creek Complex, Elk Creek Complex, and Maben Complex, respectively.

	Year ended December 31,		Year ended December 31,
	2025		2024
(in millions)	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves	Measured + Indicated In-Place Resources	Proven + Probable Clean Recoverable Reserves

Area
Berwind Complex	634	18	634	19
Knox Creek Complex	276	8	277	7
Elk Creek Complex	211	29	211	29
Maben Complex	216	30	230	11
Total	1,337	85	1,352	66

Estimates of coal reserves and resources are updated annually to reflect changes resulting from active mine production, mine plan modifications, property acquisitions/sales, impacts of additional exploration drilling, and any other changes that impact remaining coal reserve and resource tonnage.

The combined proven and probable reserves increased by 19 million tons and measured and indicated in-place resources decreased by 15 million tons during 2025, which was driven by previously classified resources at the Maben Complex being classified as reserves based on the latest assessments.

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

Item 3. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. In the opinion of our management, there are no pending litigation, disputes or claims against us which, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations. For a description of our legal proceedings, see Note 9—Commitments and Contingencies in Item 8, Part II.

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

Market Information. Our Class A and Class B common stock are listed on the NASDAQ Global Select Market under the symbols “METC” and “METCB,” respectively. Our 8.375% Senior Notes due 2029 and 8.250% Senior Notes due 2030 are listed on the NASDAQ Global Select Market under the symbols “METCZ” and “METCI,” respectively.

Holders. As of the close of business on February 25, 2026, there were 88 holders of record of our Class A common stock and 91 holders of record of our Class B common stock. Because many of our common shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

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

On November 14, 2025, the Company announced that the Board of Directors declared a quarterly stock dividend of $0.1780 per share on the Company’s Class B common stock to be payable on December 19, 2025 to shareholders of record on December 5, 2025. Class B holders received 0.014390 of one share of Class B common stock for each share of Class B common stock held on the record date which was determined by dividing $0.1780 by the December 5, 2025 Class B closing price of $12.37.

All dividends declared for holders of Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter.

Subsequent to the date of the financial statements, the Company announced that the Board of Directors declared a stock dividend of $0.1489 per share on the Company’s Class B common stock to be payable on March 27, 2026 to shareholders of record on March 13, 2026. Given that this payment will occur in the form of Class B shares, Class B holders will receive a number of shares of Class B common stock for each share of Class B common stock determined by dividing $0.1489 by the closing transaction price of the Class B common stock on March 13, 2026.

The Company anticipates distributing quarterly dividends in the future; however, it is currently unknown whether cash or non-cash dividends will be declared for Class A and Class B shareholders in future periods, as future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change. In addition, the Board of Directors retains the power to change or add expense allocation policies related to CORE, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time without shareholder approval.

Equity Compensation Plans. The Company does not have any non-stockholder approved equity compensation plans.

Stock Repurchases. The Company routinely allows employees to surrender common stock that would be issuable upon the vesting or exercise of stock-based compensation awards to pay estimated taxes. The value of common stock surrendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. During the quarter and year ended December 31, 2025, there were no repurchases of common shares previously issued.

In December 2025, the Board of Directors authorized the repurchase of up to $100 million of Company's Class A common stock over a period of 24 months (“2025 Stock Repurchase Program”). Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. As of December 31, 2025, the Company had not repurchased any shares under the 2025 Stock Repurchase Program.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (1)
October 1, 2025 - October 31, 2025	-	$ -	-	-
November 1, 2025 - November 30, 2025	-	$ -	-	-
December 1, 2025 - December 31, 2025	-	$ -	-	$100,000,000
Totals	-	$ -	-

(1)	The Board of Directors established the 2025 Stock Repurchase Program in December 2025. As of December 31, 2025, the Company had not repurchased any shares under the 2025 Stock Repurchase Program.

Additional Information. Refer to Part II, Item 8, Note 8 for additional information related to stockholders’ equity matters.

Stock Performance Graph. The following graphs set forth the cumulative total shareholder return on an annual basis to shareholders of our Class A and Class B common stock, as well as the corresponding returns on the Russell 2000 Index and our 2025 peer group companies. The graphs track the performance of a $100 investment in the Company’s Class A common stock on December 31, 2020, in the Company’s Class B common stock on June 22, 2023, and in each of the indexes (with the reinvestment of all dividends) on the dates indicated, and held through December

31, 2025. The custom peer group of companies is comprised of the following companies: Alliance Resource Partners, L.P., Alpha Metallurgical Resources, Inc., Compass Minerals International, Inc., Core Natural Resources, Inc., Coronado Global Resources, Inc., Hallador Energy Company, Peabody Energy Corporation, Ring Energy, Inc., SunCoke Energy, Inc., Talos Energy, Inc., and Warrior Met Coal, Inc.

Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Class A Common Stock:

Class B Common Stock:

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

Overview

We are a dual platform critical mineral company that is both an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia, and a developing producer of coal, rare earth and critical minerals in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we initiated development of our rare earth element and critical mineral operations near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine initially produced representative ore material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves and resources. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal.

Our reportable segments, which are primarily based on the Company’s internal organizational structure and types of controlled mineral deposits, are its two operating segments—Metallurgical Coal and Rare Earths and Critical Minerals. Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the third quarter of 2025.

Metallurgical Coal Segment

Our primary source of revenue is the sale of metallurgical coal. We maintain 85 million reserve tons and 1,337 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue the development of our existing properties and grow annual production over the next few years to possibly as much as seven million clean tons of metallurgical coal annually, subject to market conditions, permitting and additional capital deployment in the medium-term. We may also acquire additional reserves or infrastructure that contribute to our focus on advantaged geology and lower costs.

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

During the year ended December 31, 2025, we sold 3.8 million tons of coal and recognized $536.6 million of revenue. Of this amount, 37% of our revenue was from sales into North American markets, including Canada, and 63% of our revenue was from sales into export markets. During the same period of 2024, we sold 4.0 million tons of coal and recognized $666.3 million of revenue, of which 33% was from sales into North American markets, including Canada, and 67% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events, dockworker labor disputes, or recently enacted U.S. tariffs.

As of December 31, 2025, the Company had outstanding performance obligations of 1.1 million tons for contracts with fixed sales prices averaging $142 per ton, excluding freight, as well as 1.2 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 97% of the committed tons in 2026 and the remainder in 2027. Refer to Note 10—Revenues in Item 8, Part II for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In 2025, our segment capital expenditures were $60.5 million, excluding capitalized interest of $1.2 million. In 2024, our capital expenditures were $69.7 million, excluding capitalized interest of $1.5 million. The decrease in capital expenditures was due to lower spending in 2025 on the Company’s strategic growth projects, specifically at the Maben preparation plant.

The Company produced 3.8 million tons in 2025 compared to 3.7 million tons in 2024 as a result of the increase in capacity and completed development work.

Rare Earths and Critical Minerals Segment

Our ongoing business development efforts are focused on the timely and prudent advancement of our rare earth elements and critical minerals operations, the establishment of associated processing facilities and the production of rare earth element minerals and coal-to-carbon based products and critical minerals products.

We plan to target the processing and production of a number of rare earth elements and critical minerals which include heavy magnetic rare earth elements, like terbium and dysprosium, and critical minerals, like gallium, germanium and scandium which are, from time to time subject to strict export licensing requirements and changing destination-specific restrictions (including export bans or restrictions to the United States) imposed by the Chinese government. These planned initiatives provide substantial growth opportunities in future periods.

In 2023, we announced the discovery of a major deposit of primary magnetic rare earth elements and critical minerals at our mine, the Brook Mine near Sheridan, Wyoming. The Brook Mine rare earth elements and critical minerals site has what we believe to be the largest unconventional deposit of rare earth elements and critical minerals discovered to date in the United States, as well as the first new rare earth elements mine in the United States in 70 years. We had a ribbon cutting and groundbreaking at the Brook Mine in July 2025 and the overall development of this mine and processing project is proceeding.

Since the July groundbreaking of the Brook Mine, we have rapidly moved to build on this momentum to transition into what we believe will be the nation’s first dual platform critical minerals company focused on both metallurgical coal and rare earth elements and critical minerals. In July 2025, the Fluor Corporation issued a Preliminary Economic Assessment (PEA) which noted both the technical and economic viability of the Brook Mine based on its findings and the product pricing information provided by the Company.

Contiguous to the Wyoming mine, we operate a carbon research facility called the iCAM Research Center which is related to the production of high value advanced carbon products and materials from coal. In connection with these activities, we hold a body of more than 70 intellectual property patents and pending applications, exclusive licensing agreements and various trademarks.

To support the expansion of our rare earth elements and critical minerals operations, we plan to actively engage with federal and state officials to expand the existing approved Brook Mine permit covering roughly 4,500 acres to include our entire approximately 15,800 acres of control. Our commercial processing facility will be similarly designed to increase its processing capacity and accommodate higher levels of production.

Before advancing to a full-scale commercial plant, we will test various processes at a pilot facility to be located at the Brook Mine site near our iCAM Research Center outside Sheridan. In addition, we received a $6.1 million matching grant from the Wyoming Energy Authority’s Energy Matching Fund to be applied toward development of the pilot facility.

Based on pilot testing results, we expect to proceed to engineering and designing the full commercial plant, with a construction period to be validated and updated upon the completion of a pre-feasibility study to be followed by a subsequent two-year shakedown period for the plant to be optimized to reach full steady-state capacity.

We will also continue advancing geological work to refine our understanding of the deposit, with targeted infill drilling to tighten spacing, enhance grade control, and improve resource classification. We are also engaged in expansion drilling outside the existing permit boundary and into deeper formations.

On September 17, 2025, we received a new geological TRS from Weir, updated from the March 2025 study. As a result, management has undertaken a revised mine plan designed around a higher cutoff concentration grade for the Brook Mine deposit. The Brook Mine represents a geologically unique rare earth elements deposit located along the northwestern margin of the Powder River Basin. Stratigraphy in the area is steeply dipping and intersected by multiple fault and fracture systems, which likely facilitated secondary mobilization and concentration of rare earth elements via fluid flow, enriching favorable coal and associated carbonaceous materials. Given these factors, similar rare earth element grades are not expected to be repeatable elsewhere within the Powder River Basin.

While current drilling and core sampling have focused within our initial 4,500-acre permitted area, we control and own all coal and other minerals on an additional roughly 11,500 acres of contiguous land. Historic lithologic and wireline logs suggest these areas share similar geologic characteristics. Multiple high-grade assay results near the existing permit boundary reinforce the expectation that rare earth elements mineralization extends beyond the current permitted area.

To support our transition and growth plans, in July 2025, the Company issued $65.0 million aggregate principal amount of our 2030 Senior Notes and, in early August 2025, we raised approximately $200.0 million from an offering of our Class A common stock (before deducting underwriting discounts and commissions and other offering expenses payable by the Company). Subsequently, in November 2025, the Company issued $345.0 million aggregate principal amount of our 2031 Convertible Senior Notes, and in December 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement that increased our available revolving credit commitments to $500 million (comprising an initial $350 million asset based revolving commitment plus a $150 million incremental accordion feature) and extended the stated maturity of the credit facility to December 30, 2030 (subject to a springing maturity tied to convertible indebtedness).The commitments under the previous Revolving Credit Agreement were $200 million with a $75 million accordion feature. We believe these capital raises and increased liquidity have positioned us to more effectively implement our evolution into a dual platform critical minerals company.

The timeline to production and expanded production for our rare earth elements and critical minerals initiatives is subject to obtaining all required federal, state, and local permits and licenses and complying with applicable regulatory requirements, as the project is designed and developed without encountering unforeseen delays. Critical mineral production, including mill throughput and feed grades, is subject to further technical validation, including additional infill and step-out drilling, geological modeling, mine planning, and metallurgical testing. We intend to pursue these activities in parallel with our ongoing development plans to support the timely and prudent advancement of the Brook Mine and associated processing facilities.

We have also made notable additions to our executive management team in 2025 to lead in the development of the Rare Earths and Critical Minerals segment as we continue to refine mineral recovery, extraction methodology, and processing capacity assumptions within the mine plan and flowsheet. To assist in the continued development of the project, the Company has officially retained Hatch Ltd. to lead its ongoing pre-feasibility study. Hatch was selected for its technical expertise in rare earth element processing and will oversee test work, pilot plant design, and process optimization. This pre-feasibility study is expected to provide key information for future permitting, investment, and offtake discussions aligning with the Company’s strategy to accelerate project development.

Recently, the Company has developed a fundamental alternative flowsheet design for the processing of its rare earth elements and critical minerals from coal deposits. This process is both proprietary and patent-pending and has been developed by our new internal critical minerals processing team. This design improves upon the solvent extraction processing techniques previously modeled and outlined in the PEA prepared in July 2025 by the Fluor Corporation. Independent third-party testing, design, optimization and preparation of detailed economics for the change in flowsheet design, including a revised PEA being prepared by Hatch, are in process. This PEA will generate revised economics utilizing the new flowsheet. As part of this new flowsheet analysis, Hatch is expected to provide a pilot plant re-design of the interior infrastructure of the pilot plant. The subsequent more detailed pre-feasibility study, also being prepared by Hatch, is now expected for completion by late 2026.

In the fourth quarter of 2025, the Company announced an initiative to establish a Strategic Critical Minerals Terminal ("SCMT") at the Brook Mine. This initiative is being pursued to help the private and public sector overcome supply chain risks and ensure uninterrupted access to strategic materials. The SCMT is designed to position us to become the most comprehensive, vertically integrated upstream producer of critical minerals and rare earth elements in the United States. The SCMT is expected to provide long-term strategic stockpiling, storage, and inventory management solutions for our broad basket of critical minerals and rare earths.

During 2025, our segment capital expenditures were $4.5 million compared to $0.2 million in 2024. The increase in capital expenditures was attributable to the continued expansion of the Brook Mine project.

No revenues have been recognized from the Company’s Rare Earths and Critical Minerals segment to date.

The activities at the Brook Mine may result in a material change to our operating results and financial condition in future periods as the project continues to develop. The future financial statement impact is largely dependent on the development activities described above and the subsequent achievement of commercial production. At this time, we are unable to estimate the potential financial impact to future periods.

Overview

Consolidated Results of Operations

	Years ended December 31,
(In thousands, except per share amounts)	2025	2024	2023

Revenue	$536,618	$666,295	$693,524

Costs and expenses
Cost of sales (exclusive of items shown separately below)	453,389	533,293	493,793
Asset retirement obligations accretion	1,667	1,465	1,403
Depreciation, depletion, and amortization	68,155	65,615	54,252
Selling, general and administrative expenses	69,363	49,286	48,831
Total costs and expenses	592,574	649,659	598,279

Operating (loss) income	(55,956)	16,636	95,245

Other income (expense), net	1,620	4,407	18,321
Interest expense, net	(7,804)	(6,123)	(8,903)
Income (loss) before tax	(62,140)	14,920	104,663

Income tax (benefit) expense	(10,694)	3,728	22,350

Net (loss) income	$(51,446)	$11,192	$82,313

Earnings (loss) per common share
Basic - Single class (through 6/20/2023)	$—	$—	$0.71
Basic - Class A	$(0.99)	$0.11	$1.06
Total	$(0.99)	$0.11	$1.77

Basic - Class B	$(0.43)	$0.50	$0.42

Diluted - Single class (through 6/20/2023)	$—	$—	$0.70
Diluted - Class A	$(0.99)	$0.11	$1.03
Total	$(0.99)	$0.11	$1.73

Diluted - Class B	$(0.43)	$0.47	$0.40

Adjusted EBITDA*	$36,055	$105,792	$182,126

Net income and Adjusted EBITDA were negatively impacted by the softening of global metallurgical coal markets and the decrease in metallurgical coal price indices. This occurred due to a variety of macroeconomic factors, including the continued Chinese oversupply of steel into a muted global economic environment.

*Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Adjusted EBITDA.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Our revenue includes sales to customers of Company-produced coal as well as smaller amounts of coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Revenue. Coal sales for the full-year 2025 were $536.6 million, approximately 19% lower than the same period in 2024 driven by the negative impact of pricing and a 4% decrease in tons sold. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from rare earth elements and critical minerals at this time.

Refer to Note 2—Summary of Significant Accounting Policies—Concentrations and Note 10—Revenues in Item 8, Part II for additional information regarding sales to customers.

Cost of sales. Our cost of coal sales for the full-year was $453.4 million, approximately 15% lower than the same period in 2024 driven by the closure of the Jawbone mine in Q3 2024 and the idling of the Rockhouse Eagle mine and Laurel Fork mine in 2025. In addition, trucking costs were reduced at the Maben complex subsequent to commissioning in Q4 2024. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from rare earth elements and critical minerals at this time.

Asset retirement obligation accretion. ARO accretion was $1.7 million for 2025 and was 14% higher than 2024 driven by an increase in asset retirement obligations incurred during the year.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $68.2 million in 2025 compared to $65.6 million in 2024. The increase in 2025 was due to the increases in plant and equipment and production versus 2024.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses were $69.4 million for 2025 compared to $49.3 million for 2024. The increase in 2025 compared to 2024 was driven by an increase of approximately $9.1 million in professional service expenses, a $5.2 million increase in internal labor costs and $7.1 million in development costs which are each mainly attributable to the development of our rare earth element and critical minerals operations.

Other income (expense), net. Other income, net was $1.6 million in 2025 compared to $4.4 million in 2024. The net decrease in 2025 compared to 2024 is primarily driven by the $2.2 million recovery of previously incurred demurrage and other transportation-related matters in 2024, a $1.2 million lost coal recovery claim in 2024, and an actuarial gain of $0.5 million associated with the Company’s occupational disease benefit obligation in 2024 compared to a $0.2 million actuarial loss in 2025.

Interest expense, net. Interest expense, net was approximately $7.8 million in 2025 as compared to $6.1 million in 2024. The increase in net interest expense in 2025 was primarily due to the issuance of our Senior Notes due 2029 in late 2024.

Income tax expense. We recognized an income tax benefit of $10.7 million compared to an expense of $3.7 million in 2025 and 2024, respectively, driven by the decrease in income before taxes. Refer to Note 12—Income Taxes in Item 8, Part II for an explanation of differences versus the statutory rate of 21%.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Segment Results

Metallurgical Coal Segment

Coal sales and Segment Adjusted EBITDA information is summarized as follows:

	Years ended December 31,
(In thousands)	2025	2024	Increase (Decrease)

Revenue	$536,618	$666,295	$(129,677)
Tons sold	3,834	3,989	(155)
Total revenue per ton sold (GAAP basis) (a)	$140	$167	$(27)

Cost of sales	$453,389	$528,538	$(75,149)
Tons sold	3,834	3,989	(155)
Total cost of sales per ton sold (GAAP basis) (a)	$118	$132	$(14)

Segment Adjusted EBITDA (b)	$69,389	$119,514	$(50,125)

(a) Refer to Non-GAAP Financial Measures below for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine).

(b) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 14—Segment Reporting in Item 8, Part II for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Our revenue includes sales of Company-produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

Revenue. Coal sales for the full-year 2025 were $536.6 million, approximately 19% lower than the same period in 2024 driven by the negative impact of pricing and a 4% decrease in tons sold. The decrease in tons sold is attributable to export markets, which decreased by 6% primarily due to timing differences in shipments to foreign customers. Revenue per ton sold decreased 16% from $167 per ton to $140 per ton while revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 14% from $140 per ton to $120 per ton. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures was driven by the variability in index-based pricing for export sales. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the full-year was $453.4 million, approximately 14% lower than the same period in 2024 driven by the closure of the Jawbone mine in Q3 2024 and the idling of the Rockhouse Eagle mine and Laurel Fork mine in 2025. In addition, trucking costs were reduced at the Maben complex subsequent to commissioning in Q4 2024. Cost of sales per ton sold decreased 11% from $132 per ton to $118 per ton. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, decreased 7% from $105 per ton to $98 per ton. Mine costs in 2024 were impacted negatively by challenging geology and labor constraints which improved during 2025.

Segment adjusted EBITDA. Segment adjusted EBITDA for the full-year 2025 was $69.4 million, approximately 42% lower than the same period in 2024 driven by the revenue and cost of sales items discussed above.

Rare Earths and Critical Minerals Segment

As of December 31, 2025, the Company has not recorded any revenues or cost of sales from the Rare Earths and Critical Minerals segment. Segment Adjusted EBITDA is shown below:

	Year ended December 31,
(In thousands)	2025	2024	Increase (Decrease)

Segment Adjusted EBITDA (a)	$(18,277)	$(6,277)	$(12,000)

(a) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 14--Segment Reporting in the notes to the unaudited Condensed Consolidated Financial Statements for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Segment adjusted EBITDA. Segment adjusted EBITDA for the full-year 2025 decreased by approximately $12.0 million compared to 2024 primarily driven by increased labor and professional service costs to develop the Brook Mine rare earth elements and critical minerals project in 2025.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation; depreciation, depletion, and amortization expenses; income taxes; accretion of asset retirement obligations; and, when applicable, certain other non-operating and expense items that are non-recurring and not related to the underlying business performance. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Years ended December 31,
(In thousands)	2025	2024	2023
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(51,446)	$11,192	$82,313
Depreciation, depletion, and amortization	68,155	65,615	54,252
Interest expense, net	7,804	6,123	8,903
Income tax (benefit) expense	(10,694)	3,728	22,350
EBITDA	13,819	86,658	167,818
Stock-based compensation	17,569	17,466	12,905
Other non-operating (a)	500	203	—
Other expense (b)	2,500	—	—
Accretion of asset retirement obligation	1,667	1,465	1,403
Adjusted EBITDA	$36,055	$105,792	$182,126

(a) Represents income tax penalties and charitable contributions.
(b) Represents non-recurring expenses incurred in connection with the structuring of a strategic critical minerals terminal.

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

	Year ended December 31,
(In thousands)	2025	2024	Increase (Decrease)
Metallurgical Coal Segment
Revenue	$536,618	$666,295	$(129,677)
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	75,070	107,031	(31,961)
Non-GAAP revenue (FOB mine)	$461,548	$559,264	$(97,716)
Tons sold	3,834	3,989	(155)
Non-GAAP revenue per ton sold (FOB mine)	$120	$140	$(20)

Refer to coal sales information for revenue per ton sold (GAAP basis) calculations.

Non-GAAP cash cost per ton sold. Non-GAAP cash cost per ton sold (FOB mine) is calculated as cash cost of sales less transportation, idle, and other costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to cost of sales under U.S. GAAP.

	Year ended December 31,
(In thousands)	2025	2024	Increase (Decrease)
Metallurgical Coal Segment
Cost of Sales:	$453,389	$528,538	$(75,149)
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	75,327	106,241	(30,914)
Idle and other costs	3,059	1,529	1,530
Non-GAAP cash cost of sales	$375,003	$420,768	$(45,765)
Tons sold	3,834	3,989	(155)
Non-GAAP cash cost per ton sold (FOB mine)	$98	$105	$(7)

Refer to coal sales information for cost per ton sold (GAAP basis) calculations.

2026 Sales Commitments

As of December 31, 2025, we had entered into forward sales contracts for approximately 1.1 million tons to North American customers at an average fixed price of $142 per ton, excluding freight, and 1.2 million additional tons to export customers priced against various benchmark indices. The Company expects to satisfy approximately 97% of these commitments in 2026 and the remainder in 2027. Sales commitments of another 0.8 million tons were obtained subsequent to December 31, 2025.

The annual contracting season with North American steel producers generally occurs in late-summer through the fall. As stated above, we had entered into forward sales contracts with certain North American customers at an average fixed price of $142 per ton, excluding freight, as of December 31, 2025. This is lower than the average fixed price of $152 per ton, excluding freight, that was obtained during the previous contracting season for North America.

Liquidity and Capital Resources

Our primary source of cash is proceeds from the sale of our coal production to customers and financing activities. Our primary uses of cash include the investment in the development of our rare earth elements and critical mineral platform, cash costs of coal production, capital expenditures, acquisitions, royalty payments, and other operating expenditures.

Cash flow information is as follows:

	Years ended December 31,
(In thousands)	2025	2024	2023
Consolidated statement of cash flow data:
Cash flows from operating activities	$1,969	$112,665	$161,036
Cash flows used in investing activities	(83,665)	(70,835)	(72,211)
Cash flows from (used in) financing activities	489,041	(50,788)	(82,517)
Net change in cash and cash equivalents and restricted cash	$407,345	$(8,958)	$6,308

Cash flows provided by operating activities during 2025 decreased $110.7 million versus the prior year driven by lower cash earnings. Changes in operating assets and liabilities were unfavorable on a net basis by approximately $39.4 million compared to the prior year, which was driven by increases to inventory in the current year.

Net cash used for investing activities during 2025 increased by $12.8 million versus the prior year primarily due to land and mineral acquisitions of approximately $18.5 million in 2025, offset by $4.5 million lower capital expenditures in 2025 compared to 2024. The decrease in capital expenditures was due to the Company’s continued progress related to strategic growth projects and, therefore, the need for less growth capital expenditures.

Net cash from financing activities was $539.8 million higher in 2025 versus 2024, primarily due to approximately $398.5 million in long-term debt proceeds, net of $11.5 million in issuance costs, partially offset by $32.8 million of capped call purchases in conjunction with the Company’s convertible debt issuance during the period. The Company repaid $34.5 million in previously existing long-term debt during 2025. In 2024, the Company issued long-term debt resulting in net cash proceeds of $55.2 million and had net revolver repayments of 56.5 million. In addition, the Company completed a common stock offering during 2025 resulting in $189.0 million in cash inflows during the period and paid approximately $20.3 million less cash dividends in 2025 compared to 2024.

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

All dividends declared to date for Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter.

	Three months ended December 31,		Year ended December 31,
(In thousands)	2025	2024	2025	2024

Royalties
Ramaco Coal	$2,217	$2,569	$9,980	$10,817
Amonate Assets	812	625	2,936	4,023
Other	—	7	12	43
Total Royalties	$3,029	$3,201	$12,928	$14,883

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	$3,427	$4,032	$16,492	$17,075
Rail Load-outs (Loading at $2.50/ton)	1,730	2,176	7,985	8,049
Total Infrastructure Fees (at $7.50/ton)	$5,157	$6,208	$24,477	$25,124

CORE Royalty and Infrastructure Fees	$8,186	$9,409	$37,405	$40,007

Total Cash Available for Dividend for Class B Common Stock	$8,186	$9,409	$37,405	$40,007

20% of Cash Available for Dividend for Class B Common Stock	$1,637	$1,882	$7,481	$8,001

Refer to Part II, Item 8, Note 15 for information regarding dividends declared subsequent to the date of the financial statements.

The Company anticipates declaring similar dividends on a quarterly basis in future periods; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Restricted cash balances at December 31, 2025 and December 31, 2024 were both $0.8 million and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the Consolidated Balance Sheets.

Please see Part I, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K for a discussion of the Company’s cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Indebtedness

At December 31, 2025, we had $467.5 million of outstanding debts, or $451.4 million net of unamortized issuance costs. Our indebtedness was comprised of $122.5 million of senior note debt ($116.6 million net of unamortized discounts and issuance costs), $345.0 million of convertible senior note debt ($334.8 million net of unamortized discounts and issuance costs), and less than $0.1 million debt related to various equipment loans. Of these amounts, less than $0.1 million is contractually due in 2026.

The Company’s net outstanding debt increased $363.2 million in 2025 due to the issuance of $65.0 million of 8.250% Senior Unsecured Notes due 2030 (the 2030 Senior Notes), offset by the repayment of $34.5 million of 9.00% Senior Unsecured Notes due 2026, and $345.0 million of 0.0% Convertible Senior Notes due 2031 (the 2031 Convertible Senior Notes). Revolver borrowings, which are typically used for the management of our normal operating cash position, were repaid in full at December 31, 2025.

The Company completed the public offering of 2030 Senior Notes on July 31, 2025 at an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8 million of aggregate principal, which was exercised by the underwriters on August 1, 2025. The 2030 Senior Notes mature on July 31, 2030, unless redeemed prior to maturity and bear interest at a rate of 8.25% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the 2030 Senior Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance-related costs for the 2030 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $3.5 million. The net proceeds were used to redeem all of the Company’s outstanding 9.00% Senior Notes Due 2026, with remaining proceeds to be used for general corporate purposes, including funding the acceleration of rare earth development, funding future investments, making capital expenditures, and funding working capital.

The Company completed the public offering of 2031 Convertible Senior Notes on November 4, 2025 at an aggregate principal amount of $300.0 million with an option for the underwriters to purchase an additional $45.0 million of aggregate principal, which was exercised by the underwriters on November 5, 2025. The 2031 Convertible Senior Notes do not bear regular interest and the principal amount does not accrete. The 2031 Convertible Senior Notes mature on November 1, 2031, unless earlier repurchased, redeemed or converted. Issuance-related costs for the 2031 Convertible Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $10.5 million. Approximately $32.8 million of the net proceeds were used to fund the cost of entering into capped call transactions in conjunction with the issuance. We intend to use the remainder of the net proceeds to fund the development of our rare earth elements and critical minerals project, for strategic growth opportunities and for general corporate purposes.

Before August 1, 2031, noteholders will have the right to convert their 2031 Convertible Senior Notes only upon the occurrence of certain events. From and after August 1, 2031, noteholders may convert their 2031 Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. The initial conversion rate will be 30.5460 shares of the Class A Common Stock per $1,000 principal amount of 2031 Convertible Senior Notes, which represents an initial conversion price of approximately $32.74 per share of the Class A common stock.

The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, upon a Make-Whole Fundamental Change (as defined in the indenture governing the 2031 Convertible Senior Notes), the conversion rate may be increased for a specified period of time based on the trading price of the Company’s Class A common stock. The maximum increase to the conversion rate in such an event is 41.2371 shares per $1,000 principal amount, which results in up to approximately 14,226,800 additional shares if all 2031 Convertible Senior Notes are converted during such period and fully settled in shares.

The 2031 Convertible Senior Notes are redeemable, in whole or in part, at the Company’s option at any time on or after November 6, 2028, and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days during the 30 consecutive trading days ending on the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. In addition, calling (or the deemed calling of) any convertible note for redemption will constitute a Make-Whole Fundamental Change with respect to that convertible note, in which case the conversion rate will be increased in certain circumstances if it is converted after it is called for redemption.

In addition to the debts discussed above, the Company finances the payment of premiums associated with various insurance policies. The Company’s liability at December 31, 2025 was $4.0 million, which must be repaid in 2026.

The Company also has various finance leases for mining equipment, which generally include terms from three to five years. The Company’s total lease liability minimums for finance leases at December 31, 2025 was $19.1 million, which includes $7.7 million due in 2026 and $11.4 million due thereafter.

Refer to Note 6—Debt and Note 7—Leases in Item 8, Part II for additional information on indebtedness and leases.

In the normal course of business, we are a party to certain off-balance sheet arrangements, such as bank letters of credit and performance or surety bonds. Liabilities related to these arrangements are not reflected in Consolidated Balance Sheets, and we do not expect any material adverse effects on our financial condition, results of operations, or cash flows to result from these arrangements. We primarily use surety bonds to secure our financial obligations related to reclamation and other matters. Total surety bonds outstanding at December 31, 2025 were approximately $36.0 million.

Liquidity

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

On December 30, 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement, which includes KeyBank National Association and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility has a maturity date of December 30, 2030 (subject to a springing maturity tied to convertible indebtedness), and provides an initial aggregate revolving commitment of $350.0 million as well as an accordion feature to increase the size by an additional $150.0 million subject to certain terms and conditions, including lenders’ consent. The amended facility provides the Company with additional flexibility to pursue further growth in production while meeting normal operating requirements. The terms of the amended facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. Borrowings under the amended facility may not exceed the borrowing base as determined under the amended formula included in the agreement.

At December 31, 2025, we had $440.3 million of cash and cash equivalents and $80.7 million of availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company is party to an arrangement that began in 2023 whereby our cash and cash equivalents are placed at various banks in amounts no greater than the $250,000 FDIC-insured limit to help safeguard against potential losses in the financial sector. The Company’s total current assets were $597.6 million and were in excess of total current liabilities by $488.1 million as of the balance sheet date.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00 must be maintained by the Company during any period when excess availability is less than 12.5% of the maximum borrowing amount, tested as of quarter-end for the trailing four fiscal quarters. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At December 31, 2025, the Company was in compliance with all debt covenants under the Revolving Credit Facility.

As stated earlier, our primary use of cash includes our investment in the development of our rare earth elements and critical mineral platform, capital expenditures for mine development, infrastructure, and equipment as well as ongoing operating expenses. As of the date of this Annual Report, we expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under the

Revolving Credit Facility, and projected cash flows from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Project overruns related to the development of the Brook Mine, including but not limited to increased costs to extract and process rare earth elements and critical minerals into oxides and other products
●	Timely delivery of our product by rail and other transportation carriers;
●	Late payments of accounts receivable by our customers;
●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines, processing plants and refuse disposal facilities, which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

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

On August 5, 2025, the Company filed an automatic shelf registration statement, which was effective upon filing, to sell any combination of Class A common stock, Class B common stock, preferred stock, depositary shares, debt securities, warrants, and rights. No securities may be sold until a prospectus supplement describing the method and terms of any future offering is delivered

Working Capital

Accounts receivable was $54.4 million at December 31, 2025, which declined $19.2 million versus December 31, 2024 driven by the $42.9 million decrease in fourth quarter revenues year over year. Inventories were $87.2 million at December 31, 2025, which were $43.8 million higher versus December 31, 2024 driven by increased production and decreased sales. Accounts payable were $41.6 million at December 31, 2025, down $7.3 million from December 31, 2024 due to variations in spending and the timing of vendor payments.

Capital Requirements

During 2025 we spent $64.3 million for capital additions, net of grant proceeds of $0.2 million, compared to $68.8 million during 2024. The decrease in 2025 was due largely due to the substantial progress made by the Company in achieving its initiatives to grow production.

We anticipate capital expenditures of approximately $85-90 million in 2026, which includes roughly $40 million of growth capital related to our commercialization efforts in Wyoming and the increase in production at our low volatile metallurgical coal complexes.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2025:

	Payments due by period
			2 – 3	4 – 5	More than 5
(In thousands)	Total	1 year	years	years	years
Minimum coal lease and royalty obligations	$31,873	$3,711	$7,422	$7,422	$13,318
Debt, excluding interest	467,556	56	—	122,500	345,000
Insurance financing	4,042	4,042	—	—	—
Leases	20,396	8,146	9,517	2,733	—
Take-or-pay obligations	12,318	6,292	6,026	—	—
Total	$536,186	$22,247	$22,965	$132,655	$358,318

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

Asset retirement obligations have been excluded from the table above. Accounting for asset retirement obligations requires a number of estimates, including the amount and timing of payments to satisfy the obligation. The total liability recognized on the Company’s balance sheet for asset retirement obligations was $34.9 million at December 31, 2025. Refer to Critical Accounting Policies and Estimates below as well as Note 4—Asset Retirement Obligations in Item 8, Part II for additional information.

Estimated payments related to worker’s compensation and occupational disease obligations have also been excluded from the table above. Refer to Critical Accounting Policies and Estimates below for additional information related to these obligations. Refer also to Note 5—Accrued Liabilities and Other Liabilities in Item 8, Part II for additional information.

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

Estimating the future occupational disease (pneumoconiosis) benefits requires management to make estimates and judgments regarding timing and existence of a liability utilizing third-party actuaries to assist in preparing what constitutes adequate liability amounts. Inherent in the calculation are numerous assumptions and judgments including the ultimate costs, mortality factors, credit-adjusted discount rates, and timing of settlement. These estimates are subject to uncertainty due to a variety of factors, including limited Ramaco-specific claim volume, developments regarding medicine and treatment, and future cost trends. As a result, volatility in future estimates may occur and actual costs could differ significantly from the estimated amounts. The Company recognized a $0.2 million actuarial loss in the fourth quarter of 2025 due in part to a 0.3% decrease in the discount rate assumption.

Impairment of Long-lived Assets. We review our held-and-used long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which are generally at the mine level or at the mining complex level for mines that share infrastructure and/or developed access.

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

We provide for deferred income taxes for temporary differences arising from differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates. A valuation allowance may be recorded to reflect the amount of future tax benefits that management believes are not likely to be realized. The assessment takes into account expectations of future taxable income or loss, available tax planning strategies and the reversal of temporary differences. The development of these expectations involves the use of estimates such as production levels, operating profitability, timing of development activities and the cost and timing of reclamation work. If actual outcomes differ from our expectations, we may record an additional valuation allowance through income tax expense in the period such determination is made. The Company had no valuation allowance at December 31, 2025.

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

Recent Accounting Pronouncements. See Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements in Item 8, Part II.

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

Our sales commitments as of February 25, 2026 are as follows:

	2026
	Volume	Average Price
North America, fixed priced	1.1	$142
Seaborne, fixed priced	-
Total, fixed priced	1.1	$142
Index priced	2.0
Total committed tons	3.1

Sales commitments of 0.8 million tons were obtained subsequent to December 31, 2025 and are included in the table above.

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

Interest Rate Risk. We are exposed to risk from changes in interest rates; however, based on the current levels of debt and leases, the Company does not attempt to manage our exposure to interest rate fluctuations. The Company has senior unsecured notes with a face value of $57.5 million that mature on November 30, 2029, unless redeemed prior to maturity, bearing interest at a fixed rate of 8.375% per annum and paid quarterly. The Company issued new senior unsecured notes during the fourth quarter of 2025 with a face value of $65.0 million that mature on July 31, 2030, unless redeemed prior to maturity, bearing interest at a fixed rate of 8.250% per annum and paid quarterly. The Company also issued new convertible senior notes during the fourth quarter of 2025 with a face value of $345 million that mature on November 1, 2031 unless exercised, redeemed or converted prior to that date, however, these notes do not bear interest.

Some of the Company’s debts may be affected by changes in benchmark interest rates, such as the Secured Overnight Financing Rate (“SOFR”). Borrowings under the Company’s Revolving Credit Facility, which has a maturity date of December 30, 2030 (subject to a springing maturity tied to convertible indebtedness), bear interest at either a base rate plus 2.0% or the applicable SOFR plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ramaco Resources, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Ramaco Resources, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026, expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Tulsa, Oklahoma

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ramaco Resources, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Ramaco Resources, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ramaco Resources, Inc.

Lexington, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, equity, and cash flows of Ramaco Resources, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects the results of Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor from 2022 until 2024 (such date takes into account the acquisition of MCM CPAs & Advisors LLP by Cherry Bekaert LLP effective October 31, 2023).

Louisville, Kentucky

March 14, 2024, with exception of Notes 12 and 14 for which the date is February 26, 2026

Ramaco Resources, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share and per share information	2025	2024
Assets
Current assets
Cash and cash equivalents	$440,347	$33,009
Accounts receivable	54,354	73,582
Inventories	87,155	43,358
Prepaid expenses and other	15,750	17,685
Total current assets	597,606	167,634
Property, plant, and equipment, net	511,943	482,019
Financing lease right-of-use assets, net	15,763	12,437
Advanced coal royalties	5,815	4,709
Other	9,442	7,887
Total Assets	$1,140,569	$674,686
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$41,600	$48,855
Accrued liabilities	54,724	61,659
Current portion of asset retirement obligations	1,797	1,035
Current portion of long-term debt	56	359
Current portion of financing lease obligations	7,281	6,218
Insurance financing liability	4,042	4,302
Total current liabilities	109,500	122,428
Long-term asset retirement obligations	33,122	30,052
Long-term equipment loans	—	57
Long-term financing lease obligations	10,184	7,517
Long-term debt, net	451,361	88,135
Deferred tax liability, net	44,309	56,027
Other long-term liabilities	8,527	7,664
Total liabilities	657,003	311,880

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 55,170,042 at December 31, 2025 and 43,824,999 at December 31, 2024 shares issued and outstanding	445	438
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 10,998,695 at December 31, 2025 and 9,549,914 at December 31, 2024 shares issued and outstanding	106	95
Additional paid-in capital	483,326	292,739
Retained earnings (accumulated deficit)	(311)	69,534
Total stockholders' equity	483,566	362,806
Total Liabilities and Stockholders' Equity	$1,140,569	$674,686

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Operations

	Year ended December 31,
In thousands, except per-share amounts	2025	2024	2023

Revenue	$536,618	$666,295	$693,524

Costs and expenses
Cost of sales (exclusive of items shown separately below)	453,389	533,293	493,793
Asset retirement obligations accretion	1,667	1,465	1,403
Depreciation, depletion, and amortization	68,155	65,615	54,252
Selling, general, and administrative	69,363	49,286	48,831
Total costs and expenses	592,574	649,659	598,279

Operating (loss) income	(55,956)	16,636	95,245

Other income (expense), net	1,620	4,407	18,321
Interest expense, net	(7,804)	(6,123)	(8,903)

(Loss) Income before tax	(62,140)	14,920	104,663
Income tax (benefit) expense	(10,694)	3,728	22,350
Net (loss) income	$(51,446)	$11,192	$82,313

Earnings per common share *
Basic - Single class (through 6/20/2023)	$—	$—	$0.71
Basic - Class A	$(0.99)	$0.11	$1.06
Total	$(0.99)	$0.11	$1.77

Basic - Class B	$(0.43)	$0.50	$0.42

Basic - Single class (through 6/20/2023)	$—	$—	$0.70
Diluted - Class A	$(0.99)	$0.11	$1.03
Total	$(0.99)	$0.11	$1.73

Diluted - Class B	$(0.43)	$0.47	$0.40

* Refer to Notes 8 and 13 for dividends and earnings per common share information

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Equity

				Retained
		Class B	Additional	Earnings	Total
	Common	Common	Paid-	(Accumulated	Stockholders'
In thousands	Stock *	Stock	in Capital	Deficit)	Equity
Balance at January 1, 2023	$442	—	168,711	140,045	309,198
Shares surrendered for withholding taxes	(6)	(1)	(7,310)	—	(7,317)
Stock options exercised (cashless)	1	—	(1)	—	—
Stock-based compensation	3	—	12,902	—	12,905
Stock dividend declared and distributed	—	89	102,831	(102,920)	—
Cash dividends and dividend equivalents declared	—	—	—	(27,494)	(27,494)
Net income	—	—	—	82,313	82,313
Balance at December 31, 2023	440	88	277,133	91,944	369,605
Shares surrendered for withholding taxes	(8)	(1)	(10,572)	—	(10,581)
Stock options exercised	1	—	533	—	534
Stock-based compensation	5	—	17,461	—	17,466
Non-cash dividends declared and distributed	—	8	8,495	(8,505)	(2)
Non-cash dividends declared but not distributed	—	—	—	(6,350)	(6,350)
Cash dividends and dividend equivalents declared	—	—	—	(19,058)	(19,058)
Dividend equivalent units forfeited	—	—	(311)	311	—
Net income	—	—	—	11,192	11,192
Balance at December 31, 2024	438	95	292,739	69,534	362,806
Shares surrendered for withholding taxes	—	—	(3,489)	—	(3,489)
Stock options exercised	1	—	801	—	802
Stock-based compensation	6	1	17,562	—	17,569
Non-cash dividends declared and distributed	—	10	20,270	(13,934)	6,346
Non-cash dividends declared and not distributed	—	—	—	(747)	(747)
Cash dividends and dividend equivalents declared	—	—	—	(3,718)	(3,718)
Capped call purchase	—	—	(32,810)	—	(32,810)
Class A common stock equity issuance	—	—	188,253	—	188,253
Net loss	—	—	—	(51,446)	(51,446)
Balance at December 31, 2025	$445	$106	$483,326	$(311)	$483,566
* Common stock was reclassified to Class A common stock during Q2 2023.
Refer to Note 8 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
In thousands	2025	2024	2023
Cash flows from (used in) operating activities:
Net (loss) income	$(51,446)	$11,192	$82,313
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	1,667	1,465	1,403
Depreciation, depletion, and amortization	68,155	65,615	54,252
Amortization of debt issuance costs	2,711	934	776
Stock-based compensation	17,569	17,466	12,905
(Gain)/loss on disposal of assets	38	(18)	—
Other income - gain on insurance recoveries	—	—	(10,192)
Deferred income taxes	(11,718)	1,675	18,714
Changes in operating assets and liabilities:
Accounts receivable	19,228	23,284	(55,692)
Prepaid expenses and other current assets	12,059	1,869	14,361
Inventories	(43,797)	(6,195)	7,810
Other assets and liabilities	(3,169)	(2,982)	(430)
Accounts payable	(10,042)	(4,834)	24,549
Accrued liabilities	714	3,194	10,267
Net cash from operating activities	1,969	112,665	161,036

Cash flows from (used in) investing activities:
Capital expenditures	(62,781)	(55,236)	(82,904)
Land and mineral acquisition	(18,544)	—	—
Acquisition of Maben assets (bond recovery in 2023)	—	—	1,182
Insurance proceeds related to property, plant, and equipment	2	—	11,256
Maben preparation plant capital expenditures	(1,717)	(13,606)	—
Capitalized interest	(1,209)	(1,498)	(1,137)
Other	584	(495)	(608)
Net cash used in investing activities	(83,665)	(70,835)	(72,211)

Cash flows from (used in) financing activities:
Proceeds from equity offering	189,000	—	—
Payment of equity offering costs	(746)	—	—
Proceeds from long-term debt issuances	398,483	55,160	—
Purchase of capped calls	(32,810)	—	—
Proceeds from borrowings	52,000	141,500	130,000
Repayment of borrowings	(52,369)	(197,966)	(127,514)
Repayments of senior notes	(34,500)	—	—
Repayment of Ramaco Coal acquisition financing - related party	—	—	(40,000)
Proceeds from stock options exercised	802	534	—
Payment of dividends	(4,340)	(24,602)	(25,820)
Repayments of insurance financing	(7,276)	(5,540)	(5,207)
Repayments of equipment finance leases	(10,497)	(8,636)	(6,659)
Payment of debt issuance costs	(5,217)	(657)	—
Shares surrendered for withholding taxes payable	(3,489)	(10,581)	(7,317)
Net cash from (used in) financing activities	489,041	(50,788)	(82,517)

Net change in cash and cash equivalents and restricted cash	407,345	(8,958)	6,308
Cash and cash equivalents and restricted cash, beginning of period	33,823	42,781	36,473
Cash and cash equivalents and restricted cash, end of period	$441,168	$33,823	$42,781

Cash and cash equivalents	440,347	33,009	41,962
Restricted cash	821	814	819
Total cash, cash equivalents and restricted cash	441,168	33,823	42,781

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	$8,063	$4,756	$8,113
Cash paid for income taxes	2,242	1,228	771
Cash received for income tax refund	352	—	11,758
Non-cash investing and financing activities:
Leased assets under financing leases	14,488	12,000	6,144
Capital expenditures included in accounts payable and accrued liabilities	13,263	12,447	4,939
Financed insurance	7,016	5,811	5,803
Financed insurance (2022 adjustment recorded in 2023)	—	—	(1,136)
Accrued dividends and dividend equivalents payable	757	7,085	7,198

The accompanying notes are an integral part of these consolidated financial statements.

Ramaco Resources, Inc.

Notes to Consolidated Financial Statements

NOTE 1—DESCRIPTION OF BUSINESS

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us” or “our,”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we initiated development of our rare earth element and critical mineral operations near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine initially produced representative ore material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves and resources. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 14 for additional information.

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

Our coal sales include up to 90-day payment terms following the transfer of control of the goods to our customer. In the case of some of our foreign customers, our contracts also require that letters of credit are posted to secure payment of any outstanding receivable. We do not include extended payment terms in our contracts. Our contracts with customers typically provide for minimum specifications or qualities of the coal we deliver. Variances from these specifications or qualities are settled by means of price adjustments. Generally, these price adjustments are settled within 30 days of delivery and are insignificant.

Certain of our contracts with customers include provisions in which the price is derived from an index. If control of the goods transfers to the customer in the period before the final price is determined, revenue is recorded based on the estimated consideration to be received. The Company estimates the amount to which it expects to receive by reference to forward curve data, if available, and generally does not constrain such estimates for accounting purposes due to the short period of time over which the uncertainty is resolved. However, certain estimates of provisional pricing for which no forward curve data was available were constrained at December 31, 2023 due to index volatility. No estimates were constrained at December 31, 2024 or December 31, 2025.

Freight Revenue and Expense—Costs incurred to transport coal to the point of sale at the port facility are included in cost of sales and the gross amounts billed to customers to cover shipping to and handling of the coal at the port are included in revenue.

Cash and Cash Equivalents—We classify all highly-liquid instruments with an original maturity of three months or less as cash equivalents. Restricted cash balances at December 31, 2025 and December 31, 2024 were $0.8 million and consisted of funds held in escrow for potential future workers’ compensation claims. Restricted cash balances were included in other current assets on the balance sheet. The Company pools individual bank accounts with the same institution for the purpose of assessing if a bank overdraft exists based on the contractual terms of the arrangement.

Cash and cash equivalents consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Cash	$35,635	$33,009
U.S. Treasury securities	404,712	—
Total cash & cash equivalents	$440,347	$33,009

As of December 31, 2025, U.S. Treasury securities held by the Company represent Level 1 securities within the fair value hierarchy and are measured at fair value. See “Fair Value Measurements” below for further information.

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

(In thousands)	December 31, 2025	December 31, 2024
Raw coal	$31,689	$19,709
Saleable coal	48,522	17,969
Supplies	6,944	5,680
Total inventories	$87,155	$43,358

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

Mining property and mineral rights costs represent the costs incurred to acquire the rights to access and mine certain coal property either through deeds, leases, or other conveyance agreements. These costs include the costs of acquiring and accessing mineral reserves, resources and surface areas for mining activities.

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

Advanced Coal Royalties—In most cases, we acquire the right to mine coal reserves under leases which call for the payment of royalties on coal as it is mined and sold. These mineral leases typically require the payment of advance or minimum coal royalties to lessors that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined.

Impairment of Long-lived Assets—We review and evaluate held-and-used long-lived assets, including property, plant and equipment and mine development costs, for impairment when events or changes in circumstances indicate that the asset or asset group’s carrying value may not be recoverable. Recoverability is measured by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated undiscounted future cash flows, an impairment loss is recorded for the excess of the carrying amount over the estimated fair value, if any. We may, under limited circumstances, idle mining operations in response to certain events or conditions. As idling mining operations does not represent a permanent closure of the mine, it is not considered an automatic indicator of impairment.

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

The fair values of cash and cash equivalents, accounts receivable, restricted cash, and accounts payable approximate their carrying amounts at each reporting date. Refer to Note 6 for additional information regarding the fair value of debt.

Nonrecurring fair value measurements of the Company include asset retirement obligations and estimated values used to allocate the acquisition cost of long-lived assets to individual assets, neither of which are subject to the fair value disclosure requirements.

The fair value of asset retirement obligations is determined as the present value of estimated cash flows related to reclamation obligations, which represent a Level 3 measurement due to the use of unobservable inputs such as estimates regarding the amount and timing of costs to be incurred, inflation rates, and the Company’s credit-adjusted discount rate.

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

Income Taxes—Income tax expense (benefit) includes Federal and state income taxes. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. We account for deferred income taxes by applying statutory tax rates in effect at the reporting date of the balance sheet. A valuation allowance is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences. The Company had no valuation allowances on the balance sheet as of December 31, 2025 and 2024.

Uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We had no significant uncertain tax positions requiring liability recognition as of December 31, 2025 and 2024. We file income tax returns in the U.S. and in various state and local jurisdictions which may be routinely examined by tax authorities. The statute of limitations for examination of the Company’s tax filings by taxing authorities is currently open for tax returns filed for the year 2022 and thereafter.

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

Concentrations—Our current revenue generating operations are all related to metallurgical coal within the mining industry. A reduction in metallurgical coal prices or other disturbances in the metallurgical coal markets could have an adverse effect on our financial results.

During 2025, sales to three customers accounted for 13%, 11%, and 10% of our revenues, or collectively 34% of total revenue. During 2024, sales to two customers accounted for 11% and 10% of our revenues, or collectively 21% of total revenue. During 2023, sales to three customers accounted for 15%, 13%, and 13% of our revenues, or collectively 41% of total revenue. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total revenues.

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

We have a limited number of customers. Contracts with these customers provide for billings principally upon shipment and compliance with payment terms is monitored on an ongoing basis. Outstanding receivables beyond payment terms are promptly investigated and discussed with the specific customer. We estimate an allowance for credit losses by taking into consideration the age of past due accounts and an assessment of our customers’ ability to pay. An allowance for credit losses was not necessary as of December 31, 2025 and 2024.

Three customers accounted for 23%, 18%, and 10%, of our trade receivables, or collectively 51% of the Company’s accounts receivable balance at December 31, 2025. At December 31, 2024, five customers accounted for 18%, 16%, 12%, 11% and 10% of our trade receivables, or collectively 67%. The number of customers comprising the concentrations above is based on a threshold of 10% or more of total accounts receivable.

Recent Accounting Standards Updates

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes paid and additional income tax-related disclosures, and is effective for the Company for annual fiscal periods beginning after December 15, 2024. The Company has retrospectively adopted ASU 2023-09 in the current year which impacts the Company’s disclosures within Note 12. Because the ASU affects disclosures only, the adoption did not affect the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which provides updated guidance on how to recognize, measure, and present government grants. ASU 2025-10 is effective starting with the Company’s 2029 annual financial statements and on a quarterly basis thereafter, with early adoption permitted. The Company is currently evaluating the effect of this update on our consolidated financial statements.

NOTE 3—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31,
(In thousands)	2025	2024
Plant and equipment	$390,359	$331,899
Mining property and mineral rights	139,077	120,532
Construction in process	22,264	31,048
Capitalized mine development costs	221,852	199,595
Less: accumulated depreciation, depletion, and amortization	(261,609)	(201,055)
Total property, plant, and equipment, net	$511,943	$482,019

At December 31, 2025 and 2024, mining property and mineral rights above include $18.5 million and $16.2 million, respectively, of carrying value associated with coal mineral reserves and resources attributable to complexes where we are not currently engaged in mining operations, and therefore, the coal mineral reserves are not currently being depleted. We believe that the carrying value of these coal mineral reserves will be recovered.

On March 17, 2025, the Company announced that it received a $6.1 million matching grant authorized by Wyoming Governor Mark Gordon and issued by the Wyoming Energy Authority for Ramaco’s CORE Brook Mine project. The funding is intended to support Ramaco’s significant future investment in constructing and equipping a rare earth and critical minerals processing facility near Sheridan, Wyoming. During 2025, the Company incurred approximately $0.5 million in qualifying costs, with $0.4 million recorded as an offset to Property, plant and equipment, net on the Consolidated Balance Sheets and $0.1 million recorded as Other income on the Consolidated Statements of Operations.

On November 7, 2025, the Company acquired mining property and mineral rights located adjacent to our Knox Creek property in Russell County, Buchanan County, and Tazewell County in Virginia. The purchase price was approximately $15.0 million and the Company incurred $0.3 million in transaction costs associated with the purchase.

Depreciation, depletion, and amortization included:

	Year ended December 31,
(In thousands)	2025	2024	2023
Depreciation of plant and equipment	$43,348	$37,283	$30,913
Amortization of right of use assets (finance leases)	7,840	10,414	8,547
Amortization and depletion of capitalized
mine development costs and mineral rights	16,967	17,918	14,792
Total depreciation, depletion, and amortization	$68,155	$65,615	$54,252

NOTE 4—ASSET RETIREMENT OBLIGATIONS

We estimate asset retirement obligations (“ARO”) for final reclamation based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Amounts recorded related to asset retirement obligations were as follows:

	December 31,
(In thousands)	2025	2024
Balance at beginning of year	$31,087	$28,960
Additional asset retirement obligations acquired/incurred	1,040	470
Expenditures made	(58)	(237)
Accretion expense	1,667	1,465
Revisions to estimates	1,183	429
Balance at end of year	$34,919	$31,087

NOTE 5—ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(In thousands)	2025	2024
Accrued payables	$23,652	$24,590
Accrued compensation	20,188	17,328
Accrued sales-related taxes	2,360	5,248
Accrued dividends	1,467	6,660
Other accrued	7,058	7,833
Total accrued liabilities	$54,724	$61,659

The Company sponsors a defined contribution plan to assist eligible employees in providing for their future retirement needs. Contribution expenses related to the plan totaled $3.9 million, $4.0 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, the estimated aggregate liability for claims totaled $10.2 million, including $3.4 million of occupational disease obligations. Of the aggregate liability, $7.4 million was included in Other long-term liabilities on the Consolidated Balance Sheets. In addition, the Company recognized an expected recovery asset of $2.0 million in Other noncurrent assets related to the reimbursement of workers’ compensation amounts that are reimbursable under insurance purchased by the Company. As of December 31, 2024, the estimated aggregate liability totaled $8.3 million, including $2.4 million of occupational disease obligations. Of the aggregate liability, $5.2 million was included in Other long-term liabilities within the Consolidated Balance Sheets.

The Company recognized an actuarial loss of $0.2 million in the fourth quarter of 2025 related to the annual measurement of our occupational disease benefit obligation, which was due, in part, to the decrease in the discount rate assumption. The occupational disease benefit liability was calculated using a discount rate of 5.6% and 5.9% at December 31, 2025 and 2024, respectively. Disclosures of net periodic benefit cost and estimated future cash payments related to occupational disease benefits have been omitted due to immateriality.

NOTE 6—DEBT

Our outstanding debt consisted of the following:

	December 31,
(In thousands)	2025	2024
Revolving Credit Facility	$—	$—
Equipment loans	56	416
Senior Notes, net	116,592	88,135
Convertible Senior Notes, net	334,769	—
Total debt	$451,417	$88,551
Current portion of long-term debt	56	359
Total long-term debt	$451,361	$88,192

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “2026 Senior Notes”). These notes mature on July 30, 2026, unless redeemed prior to maturity. The 2026 Senior Notes bear interest at a rate of 9.00% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on July 30, 2021. We may redeem the 2026 Senior Notes in whole or in part, at our option, at any time on or after July 30, 2023, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. Issuance-related costs for the 2026 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $2.4 million. The outstanding principal remained at $34.5 million as of December 31, 2024 and was repaid in full on July 31, 2025 with the proceeds from the issuance of 8.250% Senior Unsecured Notes due 2030 described below.

8.375% Senior Unsecured Notes due 2029—On November 27, 2024, the Company completed an offering of $50.0 million, in the aggregate, of 8.375% Senior Unsecured Notes due 2029 (the “2029 Senior Notes”) and on December 11, 2024, the Company closed on an additional $7.5 million of aggregate principal amount of 2029 Senior Notes (the “2029 Senior Note Offering”). The 2029 Senior Notes mature on November 30, 2029, unless redeemed prior to maturity. The 2029 Senior Notes bear interest at a rate of 8.375% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on January 30, 2025. The Company may redeem the 2029 Senior Notes in whole or in part, at the Company’s option, at any time on or after November 30, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

Issuance-related costs for the 2029 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $3.1 million. These costs are reported as a debt discount which is being amortized over the term of the 2029 Senior Notes using the effective interest method. The outstanding principal remains at $57.5 million; however, the balance of the Senior Notes due 2029 reported at December 31, 2025 was $54.9 million, which is net of unamortized issuance-related costs of $2.6 million. The effective interest rate is approximately 9.78%.

8.250% Senior Unsecured Notes due 2030—On July 31, 2025, the Company completed a public offering of 8.250% Senior Unsecured Notes due 2030 (the “2030 Senior Notes”) having an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8.0 million of aggregate principal which was exercised by the underwriters on August 1, 2025 (the “2030 Senior Note Offering”). The 2030 Senior Notes mature on July 31, 2030, unless redeemed prior to maturity and bear interest at a rate of 8.25% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the 2030 Senior Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

Issuance-related costs for the 2030 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $3.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2030 Senior Notes using the effective interest method. The outstanding principal remains at $65.0 million; however, the balance of the Senior Notes due 2030 reported at December 31, 2025 was $61.7 million, which is net of unamortized issuance-related costs of $3.3 million. The effective interest rate is approximately 9.62%.

0.0% Convertible Senior Notes due 2031—On November 4, 2025 the Company completed a public offering of 0.0% Convertible Senior Notes due 2031 (the “2031 Convertible Senior Notes”), having an aggregate principal amount of $300.0 million with an option for the underwriters to purchase an additional $45.0 million of aggregate principal which was exercised by the underwriters on November 5, 2025. The 2031 Convertible Senior Notes do not bear regular interest and the principal amount does not accrete. The 2031 Convertible Senior Notes mature on November 1, 2031, unless earlier repurchased, redeemed or converted. The Company used a portion of the net proceeds to fund the cost of entering into capped call transactions described within Note 8.

Before August 1, 2031, noteholders will have the right to convert their 2031 Convertible Senior Notes only upon the occurrence of certain events. From and after August 1, 2031, noteholders may convert their 2031 Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election. The initial conversion rate will be 30.5460 shares of the Class A Common Stock per $1,000 principal amount of 2031 Convertible Senior Notes, which represents an initial conversion price of approximately $32.74 per share of the Class A common stock.

The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, upon a Make-Whole Fundamental Change (as defined in the indenture governing the 2031 Convertible Senior Notes), the conversion rate may be increased for a specified period of time based on the trading price of the Company’s Class A common stock. The maximum increase to the conversion rate in such an event is 41.2371 shares per $1,000 principal amount, which results in up to approximately 14,226,800 additional shares if all 2031 Convertible Senior Notes are converted during such period and fully settled in shares.

The 2031 Convertible Senior Notes are redeemable, in whole or in part, at the Company’s option at any time on or after November 6, 2028, and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days during the 30 consecutive trading days ending on the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. In addition, calling (or the deemed calling of) any convertible note for redemption will constitute a Make-Whole Fundamental Change with respect to that convertible note, in which case the conversion rate will be increased in certain circumstances if it is converted after it is called for redemption.

The Company accounted for the 2031 Convertible Senior Notes as a single liability instrument, presented within Long-term debt, net on the Consolidated Balance Sheets.

Issuance-related costs for the 2031 Convertible Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaling $10.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2031 Convertible Senior Notes using the effective interest method. The outstanding principal remains at $345.0 million; however, the balance of the 2031 Convertible Senior Notes reported at December 31, 2025 was $334.8 million, which is net of unamortized issuance-related costs of $10.2 million. The effective interest rate is approximately 0.52%.

Concurrently with the Convertible Notes Offering, a delta placement of borrowed shares was conducted to facilitate hedging by certain investors. The Company did not issue any shares in connection with this arrangement.

Revolving Credit Facility— On December 30, 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement (the “Credit Agreement”), which includes KeyBank National Association (“KeyBank”) and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility (the “Revolving Credit Facility”) has a maturity date of December 30, 2030 (subject to a springing maturity tied to convertible indebtedness), and provides an initial aggregate revolving commitment of $350.0 million as well as an accordion feature to increase the size by an additional $150.0 million subject to certain terms and conditions, including lenders’ consent.

Previously, the Second Amendment Agreement to the Second Amended and Restated Credit and Security Agreement dated November 21, 2024 had a maturity date of May 3, 2029 and an initial aggregate revolving commitment of $200.0 million as well as an accordion feature of $75.0 million. On July 23, 2025, in order to facilitate the 2030 Senior Note Offering described above, the Company entered into a Third Amendment Agreement, which, among other things, permitted the Company to incur additional indebtedness in the form of unsecured notes to be issued in the 2030 Senior Note Offering in an aggregate principal amount not to exceed $100.0 million (the “2030 Unsecured Note Basket”), conditioned upon the full redemption of the Company’s 2026 Senior Notes, and reduced the amount of “Permitted Additional Unsecured Debt” from $75.0 million to $15.0 million plus the unused portion of the 2030 Unsecured Note Basket. On August 5, 2025, the Company entered into a Fourth Amendment Agreement, which, among other things, amended the Credit Agreement by removing all negative covenants relating to the issuance of equity securities by the Company.

The borrowing base of the amended facility as of December 31, 2025 was $80.7 million based on eligible accounts receivable and inventory collateral and reserve requirements. There were no outstanding borrowings on the Revolving Credit Facility at December 31, 2025.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%. The effective interest rate for borrowings during 2025 was 6.83%.

The terms of the Revolving Credit Facility include covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00 must be maintained by the Company during any period when excess availability is less than 12.5% of the maximum borrowing amount, tested as of quarter-end for the trailing four fiscal quarters. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At December 31, 2025, the Company was in compliance with all debt covenants under the Revolving Credit Facility.

Komatsu Financial Limited Partnership Loan—On August 16, 2021, we entered into an equipment loan with Komatsu Financial Limited Partnership, as lender, in the principal amount of approximately $1.0 million for the financing of surface equipment (the “Komatsu Equipment Loan”). Additional equipment loans of $0.7 million were entered into during October 2022. The Komatsu Equipment Loan bears interest at 4.66% per annum and is payable in 36 monthly installments of $36 thousand for the first six months and then at $28 thousand until maturity. The outstanding principal balance of the Komatsu Equipment Loan was less than $0.1 million and $0.2 million at December 31, 2025 and December 31, 2024, respectively.

Brandeis Machinery & Supply Company—On January 11, 2022, we entered into equipment loans with Brandeis Machinery & Supply Company, as lender, in the principal amount of $1.4 million for the financing of surface equipment (the “Brandeis Equipment Loans”). The Brandeis Equipment Loans bear interest at 4.8% per annum and are payable in 48 monthly installments. The outstanding principal balance of the Brandeis Equipment Loans was less than $0.1 million and $0.2 million at December 31, 2025 and December 31, 2024, respectively.

Fair Value—The Company’s 2029 Senior Notes had an estimated fair value of $58.3 million and $58.1 million at December 31, 2025 and December 31, 2024, respectively. The Company’s 2030 Senior Notes, which were issued on July 31, 2025, had an estimated fair value of $65.7 million at December 31, 2025. The Company’s 2026 Senior Notes, which were repaid on July 31, 2025, had an estimated fair value of $35.6 million at December 31, 2024. The Company’s 2031 Convertible Senior Notes, which were issued on November 4, 2025, had an estimated fair value of $292.9 million at December 31, 2025. The fair values of the Company’s debt instruments were based publicly traded market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Current Portion of Long-term Debt—The Company’s short-term debt at December 31, 2025 and December 31, 2024 comprised of $0.1 million and $0.4 million due under equipment loans with a weighted average interest rate of approximately 4.7% for each period.

Insurance financing—The Company financed premium payments of $7.0 million associated with various insurance policies during 2025, which must be repaid to a third-party finance company in monthly installments over a one-year term. The outstanding debt balance was $4.0 million at December 31, 2025, which is not reflected in the tables above or below.

Maturities of our debt are presented below, which are $16.1 million higher than total debt on the balance sheet due to debt-related issuance costs to be accreted over future periods.

(In thousands)
Years ending December 31:
2026	$56
2027	—
2028	—
2029	57,500
2030	65,000
Thereafter	345,000
Total debt	$467,556

NOTE 7—LEASES

The Company has various finance leases for mining equipment, which generally include 3-5 year terms and expire through 2030. In addition, we have two operating leases for office space with initial terms of approximately five and six years that run through 2027 and 2030, respectively, including the office space in Charleston, WV that commenced in the first quarter of 2024 resulting in the recognition of an additional right-of-use asset and lease liability of approximately $1.0 million.

Amortization of right-of-use assets associated with finance leases was $7.8 million, $10.4 million, and $8.5 million in 2025, 2024, and 2023, respectively, as discussed in Note 3. Interest expense recognized for financing lease liabilities was $1.5 million, $0.9 million, and $0.6 million in 2025, 2024, and 2023, respectively. Operating lease expense was $0.4 million, $0.4 million, and $0.2 million in 2025, 2024, and 2023, respectively.

Right-of-use assets and lease liabilities are determined as the present value of the lease payments, discounted using either the implicit interest rate in the lease or, more commonly, our estimated incremental borrowing rate based on similar terms, payments and the economic environment where the leased asset is located. Below is a summary of our leases:

(In thousands)	Classification	December 31, 2025	December 31, 2024

Right-of-use assets
Financing	Financing lease right-of-use assets, net	$15,763	$12,437
Operating	Other assets	1,115	1,324
Total right-of-use assets		$16,878	$13,761

Current lease liabilities
Financing	Current portion of financing lease obligations	$7,281	$6,218
Operating	Accrued liabilities	355	290
Non-current lease liabilities
Financing	Long-term financing lease obligations	$10,184	$7,517
Operating	Other long-term liabilities	787	1,091
Total lease liabilities		$18,607	$15,116

Minimum lease payments for our lease obligations are as follows:

	December 31, 2025
(In thousands)	Financing	Operating	Total

Future minimum lease payments:
2026	$7,725	$421	$8,146
2027	5,851	405	6,256
2028	3,036	225	3,261
2029	2,122	226	2,348
2030	354	31	385
Thereafter	—	—	—
Total undiscounted lease payments	19,088	1,308	20,396
Less: Amounts representing interest	(1,623)	(166)	(1,789)
Present value of lease obligations	$17,465	$1,142	$18,607

Weighted average remaining term (years)	3.0	3.1
Weighted average discount rate	7.5%	6.7%

Coal Leases and Associated Royalty Commitments—Leases of mineral reserves and related land leases are exempt from the lease accounting requirements addressed above. Refer to Note 9 for information regarding coal leases and associated royalty commitments.

NOTE 8—EQUITY

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

Shares of Class A common stock have no preemptive or conversion rights and are not subject to further calls or assessment by us. There are no redemption or sinking fund provisions applicable to Class A common stock. The Board of Directors retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock. If conversion were to have occurred on December 31, 2025, the Company would have issued approximately 7.2 million shares of Class A common stock and potential common shares of Class A in exchange for Class B common shares and unvested awards.

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

Class A Common Stock Issuance

On August 7, 2025, the Company completed an underwritten public offering, with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC as underwriters, relating to the issuance of 10,666,667 shares of the Company’s Class A common stock at a price to the public of $18.75 per share. The Underwriters purchased the shares of common stock at a price of $17.71875 per share. The net proceeds were approximately $188.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds for the development of our rare earth elements and critical minerals project, for strategic growth opportunities, and for general corporate purposes.

Stock Repurchase Program

In December 2025, the Board of Directors authorized the repurchase of up to $100 million of Company's Class A common stock over a period of 24 months (the “2025 Stock Repurchase Program”). Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. As of December 31, 2025, the Company had not repurchased any shares under the 2025 Stock Repurchase Program.

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

Our Long-Term Incentive Plan (“LTIP”) is currently authorized by shareholders for the issuance of awards of up to approximately 10.9 million shares of common stock. As of December 31, 2025, there were approximately 3.3 million shares of common stock available for grant under the LTIP.

In general, granted but unvested shares are forfeited upon termination of employment, unless an employee enters into another written arrangement. However, exceptions exist under certain circumstances upon a change in control event. Granted but unvested shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of December 31, 2025, we had four types of stock-based awards outstanding: stock options, restricted stock, restricted stock units, and performance stock units. Stock-based compensation expense for all stock-based awards totaled $17.6 million in 2025, $17.5 million in 2024, and $12.9 million in 2023.

The following table summarizes the remaining stock-based awards outstanding, as well as activity for the periods:

	Restricted Stock		Restricted Stock Units		Performance Stock Units
		Weighted		Weighted			Weighted
		Average Grant		Average Grant			Average Grant
Class A common stock:	Shares	Date Fair Value	Shares	Date Fair Value	Shares		Date Fair Value
Outstanding at December 31, 2023	1,708,354	$5.66	601,248	$11.30	767,054		$19.43
Granted	179,028	17.59	313,382	17.39	315,941		28.72
Vested	(1,554,863)	5.17	(251,980)	12.19	—		—
Forfeited	(24,514)	13.41	(13,314)	12.01	(25,527)		19.88
Outstanding at December 31, 2024	308,005	$14.42	649,336	$13.88	1,057,468		$22.19
Granted	355,192	9.78	732,730	9.80	775,823		15.13
Vested	(149,140)	14.34	(268,881)	13.23	(237,595)	*	22.21
Forfeited	(47,972)	13.40	(62,758)	11.65	(82,258)		19.06
Outstanding at December 31, 2025	466,085	$11.17	1,050,427	$11.33	1,513,438	*	$18.74

Class B common stock:
Outstanding at December 31, 2023	341,683		120,241		153,404
Dividend of Class B awards to Class A holders	4,902		10,056		14,597
Dividend of Class B awards to Class B holders	877		1,969		3,519
Vested	(310,956)		(51,861)		—
Forfeited	(3,210)		(2,662)		(5,105)
Outstanding at December 31, 2024	33,296		77,743		166,415
Dividend of Class B awards to Class A holders	4,719		12,146		24,955
Dividend of Class B awards to Class B holders	389		882		5,311
Vested	(12,636)		(38,093)		(48,446)	**
Forfeited	(1,105)		—		—
Outstanding at December 31, 2025	24,663		52,678		148,235	**

* Does not include the attainment of approximately 504 thousand Class A common shares to be issued for PSUs with the evaluation period ending on December 31, 2025.
** Does not include the attainment of approximately 101 thousand Class B common shares to be issued for PSUs with an evaluation period ending on December 31, 2025.

The total fair value of awards vested was $6.8 million during 2025, $28.9 million during 2024, and $19.7 million during 2023, excluding the fair value of shares to be issued in 2025 for PSUs with an evaluation period ending on December 31, 2025, which was $10.3 million.

Stock Options—We granted options for the purchase of a total of 937,424 shares of our common stock for $5.34 per share to two executives on August 31, 2016. The options have a ten-year term from the grant date and are fully vested. During the third quarter of 2022, options to purchase 20,000 shares of common stock options with an intrinsic value of $0.1 million were exercised, leaving a balance of options to purchase 917,424 shares of common stock at December 31, 2022. During 2023, stock options of 183,484 shares of Class B awards were distributed to these individuals under the equitable adjustments discussed above. During the fourth quarter of 2023, options to purchase 168,712 shares of Class A common stock were exercised and stock options for 33,742 shares of Class B common stock were exercised having a combined intrinsic value of $2.6 million. The remaining options outstanding and unexercised at December 31, 2023 were 748,712 for Class A common stock and 149,742 for Class B common stock. During the third quarter of 2024, options to purchase 100,000 shares of Class A common stock were exercised and stock options for 20,000 shares of Class B common stock were exercised having a combined intrinsic value of $0.6 million. During the fourth quarter of 2024, stock options of 12,034 were distributed to these individuals for the non-cash dividend and stock dividend discussed later in this note. During the third quarter of 2025, options to purchase 150,000 shares of Class A common stock were exercised and stock options for 30,000 shares of Class B common stock were exercised having a combined intrinsic value of $0.8 million. The remaining options outstanding and unexercised at December 31, 2025 were 498,712 for Class A common stock and 108,697 for Class B common stock, which were in-the-money at December 31, 2025, having a total intrinsic value of $2.7 million. No compensation expense was recognized for these awards in 2025, 2024, or 2023 as the awards became fully vested in previous years.

Restricted Stock—We grant shares of restricted stock to certain senior executives, key employees and directors. These shares vest over approximately one to three and a half years from the date of grant. During the vesting period, the participants have voting rights and may receive dividends. Upon vesting, the restricted stock becomes unrestricted common shares. The fair value of the restricted stock on the date of the grant is amortized ratably over the service period. At December 31, 2025, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over a weighted-average period of 1.9 years. The fair value of restricted stock awards that vested during 2025 was $1.3 million for Class A awards and $0.1 million for Class B awards. The fair value of the outstanding restricted stock awards was $8.4 million for Class A awards and $0.3 million for Class B awards based on the year-end 2025 closing stock prices.

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

The grant date fair values of restricted stock units are recognized ratably over the service period. At December 31, 2025, there was $5.9 million of total unrecognized compensation cost related to unvested restricted stock units to be recognized over the weighted average period of 2.1 years. The fair value of restricted stock unit awards that vested during 2025 was $2.6 million for Class A awards and $0.3 million for Class B awards. The fair value of the outstanding restricted stock unit awards was $18.9 million for Class A awards and $0.6 million for Class B awards based on the year-end 2025 closing stock prices.

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

The Company’s performance stock units were valued relative to the stock price performance of a peer group of companies, which was based on a Monte Carlo simulation. The fair value of the performance stock units on the date of the grant is recognized ratably over the service period. At December 31, 2025, there was $10.5 million of total unrecognized compensation cost related to unvested performance stock units to be recognized over the weighted average period of 1.7 years. The fair value of performance stock unit awards that vested during 2025 was $2.2 million for Class A awards and $0.3 million for Class B awards. The combined fair value of the outstanding performance stock units for both classes, at target, was $18.7 million at December 31, 2025, excluding the fair value of the awards with an evaluation period that concluded on December 31, 2025 of $10.3 million.

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

Taxes Related to Stock Awards—The Company routinely allows employees to surrender common stock to pay estimated taxes upon the vesting or exercise of stock-based compensation awards. The value of common stock tendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. Employees surrendered approximately 0.1 million total shares for $3.5 million, 0.9 million total shares for $10.6 million, and 0.2 million total shares for $3.2 million during 2025, 2024, and 2023, respectively. There were no other repurchases of common shares.

Capped Call Transactions

In connection with the 2031 Convertible Senior Notes Offering described in Note 6, the Company purchased privately negotiated capped calls with certain financial institutions pursuant to capped call confirmations (collectively the “capped calls”). The capped calls each have an initial strike price of $32.7375 per share, subject to certain adjustments, which corresponds to the initial conversion price of each of the 2031 Convertible Senior Notes. The number of shares underlying the capped calls is approximately 10.5 million shares of Class A common stock. The capped calls have an initial cap price of $54.5625 per share, subject certain adjustments. By entering into the capped calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Notes. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including a merger event, a tender offer, and a nationalization, insolvency or delisting involving the Company. Additionally, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including changes in law, insolvency filings, and hedging disruptions. As the capped calls represent separate transactions from the 2031 Convertible Senior Notes and qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer’s own stock and classified in stockholder’s equity in the Consolidated Balance Sheets, the aggregate amount paid for the capped calls of $32.8 million, inclusive of the premium, was recorded as a reduction to Additional paid-in capital in the Consolidated Balance Sheets and will not be remeasured. As of December 31, 2025, we have not exercised any capped calls.

Dividends

On December 8, 2022, the Company announced that the Board of Directors declared a quarterly cash dividend of $0.1250 per share of Class A common stock, which was paid on March 15, 2023 to shareholders of record on March 1, 2023.

On April 12, 2023, the Company announced that the Board of Directors declared a cash dividend of $0.1250 per share of Class A common stock, which was paid on June 15, 2023 to shareholders of record on June 1, 2023.

On July 31, 2023, the Company announced that the Board of Directors declared a cash dividend of $0.1250 per share of Class A common stock and a cash dividend of $0.1654 per share of Class B common stock, which were each paid on September 15, 2023 to shareholders of record for each respective class of securities as of September 1, 2023.

On October 16, 2023, the Company announced that the Board of Directors declared a cash dividend of $0.1250 per share of Class A common stock and a cash dividend of $0.2487 per share of Class B common stock, which were each paid on December 15, 2023 to shareholders of record for each respective class of securities as of December 1, 2023.

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

On November 14, 2025, the Company announced that the Board of Directors declared a quarterly stock dividend of $0.1780 per share on the Company’s Class B common stock to be payable on December 19, 2025 to shareholders of record on December 5, 2025. Class B holders received 0.014390 of one share of Class B common stock for each share of Class B common stock held on the record date which was determined by dividing $0.1780 by the December 5, 2025 Class B closing price of $12.37.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a small amount of surety bonds that secure performance obligations. Bonds outstanding at December 31, 2025 totaled approximately $36.0 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $21.9 million, $27.9 million, and $35.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine. Minimum royalty obligations under coal leases total $31.8 million consisting of, $3.7 million per year from 2026 through 2030 and $13.3 million thereafter.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of December 31, 2025, the Company’s remaining commitments under take-or-pay arrangements totaled $12.3 million, the majority of which relates to a multi-year contract with total remaining commitments of $11.4 million until the terms expire in the first quarter of 2028. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of December 31, 2025, the Company had no expected volume shortfall resulting in a need for an accrued liability.

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

Plaintiff claims their sale of the Plant to EMCOAL, Inc. was not completed and thus EMCOAL, Inc. did not have the right to sell the Plant to us. As a result of Ramaco purchasing the Plant from EMCOAL, Inc., Plaintiff claims in the complaint we are liable for conversion, unjust enrichment, and negligence. Plaintiff has sought damages for these alleged claims. We filed a motion to dismiss Plaintiff’s Amended Complaint against us on June 24, 2025 and that motion was subsequently denied. We filed our Answer to the Amended Complaint on November 21, 2025. The Court has directed the Parties to be ready for trial “by December 2026” with the trial date to be set in a subsequent Scheduling Order. We believe we have meritorious defenses to all claims in this matter.

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

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million contract damages verdict. The court further determined that we are entitled to attorney fees in an amount to be determined on remand. Finally, the court held that we are entitled to Hayseeds damages for wrongful denial of the claim but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition of Rehearing and Rehearing En Banc with the Fourth Circuit. The petition was denied by order dated August 15, 2023. On August 29, 2023, the court clarified that the amount of attorney’s fees to be determined on remand included appellate fees. On September 8, 2023, the court entered its amended judgment, which awarded post-judgment interest on the previously awarded and reinstated verdict related to contract (compensatory) damages and the Fourth Circuit thereafter issued its mandate on October 2, 2023. On August 19, 2024, the Court issued a Memorandum Opinion and Order that the Hayseeds damages to be considered in the new trial would include annoyance and inconvenience up to October 2, 2023 with new discovery permitted for the time period of July 15, 2021 through October 2, 2023. The Court also ordered Hayseeds damages to be considered for net economic loss caused by the defendant’s delay in settlement be allowed for the time period of July 15, 2021 through October 2, 2023 with new discovery to be permitted for that time period.

The defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. The Company recognized a $7.8 million gain during 2023, which was recorded in Other income (expense), net on the Consolidated Statements of Operations. Of this amount, $2.0 million was included in Insurance proceeds related to property, plant, and equipment as part of investing activities on the Consolidated Statements of Cash Flows and the remaining amount was included in operating activities. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of approximately $0.8 million during 2025, bringing the total loss recovery asset to approximately $4.7 million in Prepaid expenses and other on the Consolidated Balance Sheets as of December 31, 2025. The corresponding reduction of $0.8 million during 2025 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. The trial date originally set for July 15, 2025 has been continued and we are currently awaiting a new scheduling order from the court.

Class Action Complaint for Violations of the Federal Securities Laws

On January 30, 2026, a putative class action complaint was filed against the Company, Randall Atkins, our Chief Executive Officer, and Jeremy Sussman, our Chief Financial Officer, alleging violations of Sections 10(b) and

20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising from allegedly materially false and/or misleading statements concerning the development and active mining status of the Company's Brook Mine rare earth and critical minerals project in Wyoming during the class period of July 31, 2025 through October 23, 2025. The plaintiff seeks determination of class action status under Rule 23 of the Federal Rules of Civil Procedure, an award of compensatory damages against all defendants jointly and severally for all damages sustained (including interest), reasonable costs and expenses including counsel fees and expert fees, and such other relief as the court deems just and proper.

The case is pending in the United States District Court for the Southern District of New York and is captioned Lynn Henning, Individually And On Behalf Of All Others Similarly Situated v. Ramaco Resources, Inc., Randall W. Atkins, And Jeremy R. Sussman, (Case No. 1:26-cv-00846). We believe we have meritorious defenses to all claims in this matter.

NOTE 10—REVENUES

Our revenue is derived from contracts for the sale of coal and is recognized when the performance obligations under the contract are satisfied, which is at the point in time control is transferred to our customer. Generally, domestic sales contracts have terms of approximately one year and the pricing is typically fixed. Export sales have spot or term contracts, and pricing can be either fixed or derived against index-based pricing mechanisms. Sales completed with delivery to an export terminal are reported as export revenue.

Disaggregated information about Revenue by segment is presented below:

	Year ended December 31,
(In thousands)	2025	2024	2023
Metallurgical Coal Segment
Coal Sales
North American revenue	$196,963	$221,664	$227,484
Export revenue, excluding Canada	339,655	444,631	466,040
Total revenue	$536,618	$666,295	$693,524

Annual revenues for 2025 include less than a $0.1 million net decrease to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of December 31, 2025, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $142 per ton as well as 1.2 million of additional tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 97% of the committed tons in 2026 and the remainder in 2027. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Sales into individual foreign countries equaling or exceeding 10% of our total revenues for 2025 included Germany, which represented 11% of 2025 revenues. Sales into India and Germany were 11% and 10%, respectively, of 2024 revenues. Sales into Germany, Canada, and Brazil were 14%, 14%, and 10%, respectively, of 2023 revenues. The Company used the final export destination of the goods as the basis for these disclosures.

The Company has not recorded any revenues from the Rare Earths and Critical Minerals Segment.

NOTE 11—RELATED PARTY TRANSACTIONS

Legal Services—Some of the professional legal services we receive are provided by Jones & Associates (“Jones”), a related party. Legal services incurred for Jones in 2025, 2024, and 2023 totaled less than $0.1 million, $0.1 million, and zero, respectively. Mr. Jones subsequently became the Company’s General Counsel on May 1, 2025.

Ramaco Foundation—During 2025, the Company made a charitable cash contribution of $0.5 million to the Ramaco Foundation, which was recognized in Other income (expense), net, on the Consolidated Statements of Operations. The Ramaco Foundation is an unconsolidated not-for-profit organization whose board of directors includes several members of the Company’s management and board of directors.

Other Professional Services—The Company has also entered into professional services with four other related parties, which have been aggregated due to immateriality. Professional services incurred for these related parties were $0.2 million, $0.2 million, and $0.3 million in 2025, 2024, and 2023, respectively.

NOTE 12—INCOME TAXES

Ramaco Resources, Inc. is organized as a corporation under the laws of Delaware. Ramaco Resources, Inc. files a consolidated U.S. federal tax return with its wholly owned subsidiaries. All our operations are wholly within the United States, but our products are sold to customers worldwide.

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
(In thousands)	2025	2024	2023
Federal
Current	$992	$2,018	$2,817
Deferred	(12,221)	1,746	17,323
State
Current	31	35	819
Deferred	504	(71)	1,391
Total	$(10,694)	$3,728	$22,350

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Years ended December 31,
(In thousands)	2025			2024			2023
Income taxes computed at the federal statutory rate	$(13,049)		21.0%	$3,134		21.0%	$21,938		21.0%
		$			$			$
State taxes, net of federal benefits (a)	(938)		1.5%	214		1.4%	1,210		1.2%
Effect of changes in tax laws or rates	1,449		(2.3%)	(166)		(1.1%)	350		0.3%
Nontaxable or nondeductible items
Percentage depletion	(1,600)		2.6%	(2,410)		(16.1%)	(1,717)		(1.6%)
162(m) compensation limitation	2,126		(3.4%)	6,172		41.4%	5,716		5.5%
Stock-based compensation	504		(0.8%)	(3,299)		(22.1%)	(3,395)		(3.3%)
Other	317		(0.5%)	397		2.7%	210		0.2%
Tax credits	—		0.0%	(21)		(0.1%)	(170)		(0.2%)
Effect of cross-border tax laws
IRC 250 FDII	—		0.0%	—			(1,475)		(1.4%)
Other adjustments	497		(0.9%)	(293)		(2.0%)	(317)		(0.3%)
Total	$(10,694)		17.2%	$3,728		25.0%	$22,350		21.4%

(a) State taxes in West Virginia made up the majority of the tax effect in this category.

There was a significant decrease in 2025 and 2024 compared to 2023 in the foreign-derived intangible income deduction related to our worldwide sales, which was primarily due to the decrease in taxable income and other limitations.

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Loss carryforwards U.S. - Federal/States	$6,693	$1,798
Asset retirement obligations	8,041	6,879
Section 163(j) business interest limitation	—	340
Section 263A inventory capitalization	1,928	1,156
Accrued expenses	3,750	2,144
Stock-based compensation	4,685	3,294
Other	134	—
Total deferred tax assets	25,231	15,611

Deferred tax liabilities:
Depreciation & amortization	(69,540)	(71,638)
Net deferred tax liabilities	$(44,309)	$(56,027)

As of December 31, 2025, the Company’s federal and state net operating loss carryforward were approximately $20.5 million and $48.0 million, respectively. The majority of the Company’s net operating loss carryforwards are not subject to statutory expiration. State net operating losses of $2.0 million and $3.9 million expire in 2036 and 2046, respectively.

No valuation allowance was recognized by the Company for deferred tax assets as of December 31, 2025 or December 31, 2024.

We are subject to federal, state, and local income taxes in the United States. Significant judgment is required in evaluating tax positions taken and determining the provision for income taxes. As of December 31, 2025, we do not have any significant unrecognized tax benefits. The tax years 2022 through 2024 remain subject to examination by the taxing authorities. We are not currently under examination by any taxing authorities.

The Company made tax payments and received refunds as follows:

	December 31,
(In thousands)	2025	2024	2023
U.S. Federal	$2,240	$750	$(10,935)
State:
West Virginia	1	381	250
Virginia	(285)	—	—
Other	(67)	39	121
Total state	(351)	420	371

Total cash paid for income taxes (net of refunds)	$1,889	$1,170	$(10,564)

NOTE 13—EARNINGS (LOSS) PER SHARE

Earnings per share (“EPS”) is not presented retrospectively for periods prior to the issuance of the tracking stock as the tracking stock was not a part of the Company’s capital structure during those periods and the issuance of the tracking stock changes the common shareholders’ relative residual interest in the Company. Therefore, EPS is presented for the Company’s single class of common stock up to the time the tracking stock was issued. EPS is presented prospectively under the two-class method starting on the date of initial distribution of the tracking stock. Refer to Note 8 for information related to the Company’s tracking stock.

The computation of basic and diluted EPS is shown on the following page:

	Year ended December 31,
	2025	2024	2023
Earnings attribution
Single class of common stock (through 6/20/2023) *	$—	$—	$31,382
Class A common stock	(47,918)	4,892	44,663
Class A restricted stock awards	82	282	1,897
Class B common stock	(4,464)	4,288	3,498
Class B restricted stock awards	17	152	144
Forfeitable dividends declared on unvested stock-based awards	837	1,578	729
Net income	$(51,446)	$11,192	$82,313

* Common stock and restricted stock participated in earnings 1:1 and are shown on a combined basis through 6/20/2023 consistent with historical presentation

	Year ended December 31, 2025			Year ended December 31, 2024			June 21, 2023 - September 30, 2023
	Class A	Class B		Class A	Class B		Class A	Class B
Dual class EPS calculations			$			$
Numerator
Net earnings for basic and diluted earnings per common share	$(47,918)	$(4,464)		$4,892	$4,288		$44,663	$3,498
Add: Convertible senior notes interest charge, net of tax	212	—		—	—		—	—
Net earnings for diluted earnings for diluted earnings per diluted share	$(47,706)	$(4,464)		$4,892	$4,288		$44,663	$3,498
Denominator
Weighted average shares used to compute basic earnings per share	48,244	10,405		42,986	8,641		42,115	8,428
Dilutive effect of stock option awards	—	—		486	87		482	111
Dilutive effect of restricted stock units	—	—		224	35		157	48
Dilutive effect of performance stock units	—	—		916	167		436	111
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—		—	104		—	—
Weighted average shares used to compute diluted earnings per share	48,244	10,405		44,612	9,034		43,190	8,698

Earnings per common share
Basic	$(0.99)	$(0.43)		$0.11	$0.50		$1.06	$0.42
Diluted	$(0.99)	$(0.43)		$0.11	$0.47		$1.03	$0.40

Jan. 1 - June 20, 2023
Single Class Portion of 2023
Single class EPS calculations
Numerator
Net earnings	$31,382
Denominator
Weighted average shares used to compute basic earnings per share	44,344
Dilutive effect of stock option awards	381
Dilutive effect of restricted stock units	—
Dilutive effect of performance stock units	27
Weighted average shares used to compute diluted earnings per share	44,752

Earnings per common share (single class)
Basic	$0.71
Diluted	$0.70

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

As described in Note 8, the Company declared a non-cash dividends to Class A shareholders in 2024 and 2025, which resulted in the issuance shares of Class B common shares. Since the dividends involved different classes of common stock, the distributions of the shares were accounted for prospectively for EPS purposes and the non-cash dividends were attributed to Class A net earnings under the two-class method. The December 5, 2024 non-cash dividends to Class A shareholders in the form of Class B common shares were not issued and were not determinable at December 31, 2024 such that the Company estimated the number of Class B common shares and unvested awards for Class B diluted EPS purposes at that time.

The Company also declared non-cash dividends to Class B shareholders during 2024 and 2025, which resulted in the issuance of Class B common shares. Since the Class B shareholders’ proportional interest in the Company’s overall net assets did not remain the same after each issuance, the distribution of these shares were accounted for prospectively for EPS purposes and non-cash dividends were attributed to Class B net earnings under the two-class method.

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B for the purpose of calculating EPS other than actual cash dividends declared during the period for the tracking stock. However, during 2025, dividends declared by the Company were in excess of consolidated net income, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. Refer to Note 8 for information regarding dividends declared on Class B common stock.

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

As discussed in Note 8, the Board of Directors retains the ability, in its sole discretion, to exchange all outstanding shares of Class B common stock into Class A common stock based on an exchange ratio determined by a 20-day trailing volume-weighted average price for each class of stock. The conversion right was evaluated for diluted EPS purposes under the if-converted method, which determines the potential dilutive effect, if any, on Class A shareholders assuming that conversion occurs. The hypothetical conversion assumed to have occurred would have resulted in the issuance of approximately 7.2 million shares and potential common shares and 8.0 million shares and potential common shares of Class A common stock for 2025 and 2024, respectively, based on year-to-date outstanding averages for those years, and would have effectively redistributed Class B’s net earnings to Class A.

The hypothetical conversion of Class B common stock into Class A common stock, as discussed above, was excluded from the EPS calculation for each period presented as the effect would have been antidilutive. In addition, antidilutive shares excluded from the dilutive EPS calculation are presented below:

	Years ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Antidilutive options	498,712	108,697	-	-
Antidilutive RSUs	1,109,161	71,464	313,382	4,325
Antidilutive PSUs (at target)	1,513,438	273,383	315,941	4,361
Antidilutive convertible senior notes	7,835,169	-	-	-

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

NOTE 14—SEGMENT REPORTING

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

The Rare Earths and Critical Minerals segment operates the Brook Mine complex located in Sheridan, Wyoming, where the Company is developing rare earth and critical mineral operations in addition to performing initiatives related to coal-to-carbon based products and materials. The Brook Mine is expected to be a future producer of refined rare earth and critical mineral products. No revenues have been recognized from the Rare Earths and Critical Minerals segment.

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

Certain current period costs are incurred at the corporate level and are allocated to the Company’s segments. These costs generally include shared service functions such as legal, information technology, finance and accounting, sales, and executive management. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated that are deemed to best represent the expected benefit received by the operating segment. The remaining unallocated corporate costs that are not attributed to the operating segments are reported within Corporate expenses and other as a reconciling item to our consolidated results. Our allocation methodology is periodically evaluated and may change. A similar allocation of shared service functions is not presented within the recasted prior period information as the benefit to the respective operating segment is not comparable to the current period. The expenses associated with these shared service functions are presented within the Metallurgical Coal segment in the prior period.

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

The CODM does not regularly review segment asset information at a different asset level or category than those disclosed within the Consolidated Balance Sheets for the purpose of assessing performance and making resource allocation decisions.

The following tables present the Company’s reportable segment information:

	Year Ended December 31, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$536,618	$-	$536,618

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(378,062)	-	(378,062)
Transportation costs	(75,327)	-	(75,327)
Selling, general, and administrative (a)	(18,941)	(18,355)	(37,296)
Other segment items (b)	5,101	78	5,179
Segment Adjusted EBITDA	69,389	(18,277)	51,112

Corporate expenses (c)			(11,998)
Stock-based compensation			(17,569)
Asset retirement obligations accretion			(1,667)
Depreciation, depletion, and amortization			(68,155)
Other expense			(5,559)
Other non-operating			(500)
Interest expense, net			(7,804)
Income tax benefit (expense)			10,694

Net (loss) income			$(51,446)

Segment capital expenditures	$61,738	$4,546	$66,284
Other capital expenditures (d)			23
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$66,307

(a) The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and "Stock-based compensation" in the table above. Other differences are the result of excluding certain other costs because they are non-recurring and are not related to the segments’ underlying business performance.

(b) "Other segment items" consists of items within "Other income (expense), net" on the Company's Consolidated Statements of Operations, less idle and other non-recurring costs that are not related to the segments' underlying business performance.

(c) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Year Ended December 31, 2024
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$666,295	$-	$666,295

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(422,297)	-	(422,297)
Transportation costs	(106,241)	-	(106,241)
Selling, general, and administrative (b)	(25,904)	(4,755)	(30,659)
Other segment items (c)	7,661	(1,522)	6,139
Segment Adjusted EBITDA	119,514	(6,277)	113,237

Corporate expenses (d)			(5,916)
Stock-based compensation			(17,466)
Asset retirement obligations accretion			(1,465)
Depreciation, depletion, and amortization			(65,615)
Other expenses			(1,732)
Interest expense, net			(6,123)
Income tax benefit (expense)			(3,728)

Net (loss) income			$11,192

Segment capital expenditures	$71,200	$196	$71,397
Other capital expenditures (e)			260
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$71,657

(a) The difference between this significant segment expense and “Cost of sales” within the Company’s Consolidated Statements of Operations relates to transportation costs, which are presented as a separate significant segment expense, and alternative mineral development costs, which are included in “Selling, general, and administrative” in the Rare Earths and Critical Minerals segment in the table above. The presentation of these amounts conform to the current year presentation.

(b) The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and "Stock-based compensation" in the table above, and alternative mineral development costs described above.

(c) "Other segment items" consists of items within "Other income (expense), net" on the Company's Consolidated Statements of Operations, less idle and other non-recurring costs that are not related to the segments' underlying business performance.

(d) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(e) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Year Ended December 31, 2023
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$693,524	$-	$693,524

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(384,205)	-	(384,205)
Transportation costs	(105,739)	-	(105,739)
Selling, general, and administrative (b)	(28,426)	(4,255)	(32,681)
Other segment items (c)	23,444	(1,145)	22,299
Segment Adjusted EBITDA	198,598	(5,400)	193,198

Corporate expenses (d)			(7,094)
Stock-based compensation			(12,905)
Asset retirement obligations accretion			(1,403)
Depreciation, depletion, and amortization			(54,252)
Other expenses			(3,978)
Interest expense, net			(8,903)
Income tax benefit (expense)			(22,350)

Net (loss) income			$82,313

Segment capital expenditures	$75,770	$30	$75,800
Other capital expenditures (e)			26
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$75,826

(a) The difference between this significant segment expense and “Cost of sales” within the Company’s Consolidated Statements of Operations relates to transportation costs, which are presented as a separate significant segment expense, and alternative mineral development costs of $3.8 million, which are included in “Selling, general, and administrative” in the Rare Earths and Critical Minerals segment in the table above. The presentation of these amounts conform to the current year presentation.

(b) The primary differences between this significant segment expense and “Selling, general and administrative” within the Company’s Consolidated Statements of Operations relates to stock-based compensation and unallocated corporate costs, which are included in “Corporate expenses” and "Stock-based compensation" in the table above, and alternative mineral development costs described above.

(c) "Other segment items" consists of items within "Other income (expense), net" on the Company's Consolidated Statements of Operations, less idle and other non-recurring costs that are not related to the segments' underlying business performance.

(d) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(e) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

NOTE 15—SUBSEQUENT EVENTS

On February 25, 2026, the Company announced that the Board of Directors declared a stock dividend of $0.1489 per share on the Company’s Class B common stock to be payable on March 27, 2026 to shareholders of record on March 13, 2026. Given that this payment will occur in the form of Class B shares, Class B holders will receive a number of shares of Class B common stock for each share of Class B common stock determined by dividing $0.1489 by the closing transaction price of the Class B common stock on March 13, 2026.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures. As of December 31, 2025, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures in pursuant to applicable Exchange Act rules. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, the disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein and expressed an unqualified opinion.

Remediation of Previously Reported Material Weakness. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a material weakness existed as of December 31, 2024 related to an insufficiency of appropriately qualified and trained professionals to perform certain control activities necessary to achieve our control objectives. The material weakness also resulted in incomplete or inadequate documentation related to accounting policies and procedures, inappropriate conclusions reached regarding non-routine accounting matters, and insufficient evidence of internal control activities. In response to the previously reported material weakness, we developed a comprehensive plan of remediation, which included assessing, redesigning, and implementing modifications of our internal controls, and hiring of additional qualified accounting personnel, or supplementing internal resources with qualified external advisors as needed. We implemented these remediation efforts during 2025 and we completed the testing of the design and operating effectiveness of the respective controls. Based on the results of our testing, as of December 31, 2025, we concluded that the controls are adequately designed, implemented, and have operated effectively for a sufficient period of time to remediate this previously reported material weakness.

Changes in Internal Control Over Financial Reporting. During 2025, we took substantial steps to improve our control environment by executing our remediation plan to address the previously reported material weakness, as described above. Except as described above, there were no significant changes in our internal control over financial reporting during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2025, none of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or because the information is immaterial or disclosed elsewhere in the Consolidated Financial Statements and Notes thereto.
(b)	Exhibits

Exhibit Number	Description

2.1

Master Reorganization Agreement, dated February 1, 2017, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ramaco Merger Sub, LLC and the other parties named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2017).

2.2

Purchase and Sale Agreement, dated February 23, 2022, by and among Ramaco Development, LLC, Ramaco Resources, Inc., Ramaco Coal Holdings, LLC, and Ramaco Coal, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2022).

2.3

Securities Purchase Agreement, dated as of August 8, 2022, between Ramaco Development, LLC and Appleton Coal LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 8, 2022.

2.4

Asset Purchase Agreement, dated as of October 26, 2021, among Ramaco Resources, Inc., Coronado IV LLC, Buchanan Minerals, LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2021).

+2.5

Asset Purchase Agreement, dated as of November 7, 2025, by and among Ramaco Resources Land Holdings, LLC, Coronado IV LLC and Buchanan Mining Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2025).

3.1

Second Amended and Restated Certificate of Incorporation of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2023).

3.2	Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

3.3

Amendment No. 1 to the Amended and Restated Bylaws of Ramaco Resources, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2020).

3.4

Second Amended and Restated Bylaws of Ramaco Resources, Inc., dated August 5, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2024).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

4.2

Registration Rights Agreement, dated as of February 8, 2017, by and among Ramaco Resources, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

*4.3	Description of Securities

4.4

Indenture, dated July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

4.5

First Supplemental Indenture, dated as of July 13, 2021, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

4.6	Form of 9.00% Senior Note due 2026 (incorporated by reference to Exhibit 4.2.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

4.7

Second Supplemental Indenture dated as of November 27, 2024, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2024).

4.8

Form of 8.375% Senior Note due 2029, included as Exhibit A to Exhibit 4.7 above (incorporated by reference to Exhibit 4.2.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2024).

4.9

Third Supplemental Indenture dated as of July 31, 2025, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed July 31, 2025).

4.10	Form of 8.250% Senior Note due 2030, included as Exhibit A to Exhibit 4.9 above (incorporated by reference to Exhibit 4.2.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2025).

4.11

Fourth Supplemental Indenture, dated as of November 7, 2025, between Ramaco Resources, Inc. and Wilmington Savings Fund Society, FSB., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2025).

4.12

Form of 0% Convertible Senior Note Due 2031, included as Exhibit A to Exhibit 4.11 above, (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2025).

†10.1	Ramaco Resources, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed with the Commission on February 6, 2017).

10.2

Berwind Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.3

Elk Creek Mutual Cooperation Agreement, dated August 20, 2015, by and between Ramaco Resources, LLC and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.4

Indemnification Agreement, dated August 20, 2015, by and between Ramaco Coal, LLC and Ramaco Development, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.5

RAM Mine Mutual Cooperation Agreement, dated August 20, 2015, by and between RAM Mining, LLC and Ramaco Northern Appalachia, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.6

Promissory Note, dated August 31, 2016, by and between Ramaco Development, LLC, as maker, and Ramaco Coal, LLC, as noteholder (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.7

Corporate Guaranty, dated August 20, 2015, by and between Ramaco Coal, LLC, as guarantor, and RAMACO Development, LLC as oblige (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.8

Corporate Guaranty, dated August 20, 2015, by and between RAMACO Development, LLC, as guarantor, and Ramaco Coal, LLC, as oblige (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.9

Berwind Sublease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.10

First Amendment to Berwind Lease Agreement and Sublease, dated February 2016, by and among Berwind Land Company, Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.11

Second Amendment to Berwind Sublease, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.12

Third Amendment to Berwind Lease Agreement and Consent to Sublease, dated December 19, 2017, by and between Berwind Land Company and Ramaco Central Appalachia, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

10.13

Elk Creek Coal Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.14

Amendment No. 1 to Elk Creek Coal Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.15

Amendment No. 2 to Elk Creek Coal Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.16

Amendment No. 3 to Elk Creek Coal Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.17

Amendment No. 4 to Elk Creek Coal Lease Agreement, dated January 12, 2017, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

10.18

Amendment No. 5 to Elk Creek Coal Lease Agreement, dated September 28, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

10.19

Amendment No. 6 to Elk Creek Coal Lease Agreement, dated December 21, 2018, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

10.20

Amendment No. 7 to Elk Creek Coal Lease Agreement, dated February 1, 2019, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

10.21

Elk Creek Surface Rights Lease Agreement, dated August 20, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.22

Amendment No. 1 to Elk Creek Surface Rights Lease Agreement, dated December 31, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.23

Amendment No. 2 to Elk Creek Surface Rights Lease Agreement, dated March 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.24

Amendment No. 3 to Elk Creek Surface Rights Lease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.25

Mutual Services Agreement, dated December 22, 2017, by and between Ramaco Development, LLC and Ramaco Coal, LLC (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K filed with the Commission on March 21, 2018).

10.26

NRP Sublease Agreement, dated August 19, 2015, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.27

Amendment No. 1 to NRP Sublease Agreement, dated August 31, 2016, by and between Ramaco Central Appalachia, LLC and Ramaco Resources, LLC (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.28

Amended and Restated Lease Agreement, dated August 20, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC, RAM Mining, LLC and RAMACO Mining, LLC (incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.29

Amendment No. 1 to Amended and Restated Lease Agreement, dated December 31, 2015, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.30

Amendment No. 2 to Amended and Restated Lease Agreement, dated March 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

10.31

Amendment No. 3 to Amended and Restated Lease Agreement, dated August 31, 2016, by and among Ramaco Northern Appalachia, LLC, RAM Farms, LLC and RAM Mining, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

†10.32

Ramaco Development, LLC 2016 Membership Unit Option Plan (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

†10.33

Form of Ramaco Resources, Inc. Stock Option Notice and Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

†10.34	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 filed with the Commission on December 29, 2016).

†10.35	Indemnification Agreement (Randall Atkins) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K filed with the Commission on February 14, 2017).

†10.36	Indemnification Agreement (Michael Bauersachs) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 K filed with the Commission on February 14, 2017).

†10.37	Indemnification Agreement (Mark Clemens) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.38	Indemnification Agreement (Patrick C. Graney) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.39	Indemnification Agreement (W. Howard Keenan, Jr.) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.40	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.41	Indemnification Agreement (Bryan H. Lawrence) (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.42	Indemnification Agreement (Tyler Reeder) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.43	Indemnification Agreement (Marc Solochek) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.44	Indemnification Agreement (Richard M. Whiting) (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.45	Indemnification Agreement (Michael Windisch) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017).

†10.46	Indemnification Agreement (Bruce E. Cryder) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2017).

†10.47	Indemnification Agreement (Christopher L. Blanchard) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 29, 2017).

†10.48	Indemnification Agreement (Peter Leidel) (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

†10.49	Indemnification Agreement (Trent Kososki) (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

†10.50	Indemnification Agreement (C. Lynch Christian, III) (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

†10.51	Indemnification Agreement (Mahmud Riffat) (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed with the Commission on February 18, 2021).

†10.52	Indemnification Agreement (David E. K. Frischkorn, Jr.) (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed with the Commission on February 18, 2021).

†10.53	Indemnification Agreement (E. Forrest Jones, Jr.) (incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K filed with the Commission on February 18, 2021).

†10.54	Indemnification Agreement (Aurelia Skipwith Giacometto) (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2022).

†10.55	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2020).

†10.56

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Randall W. Atkins (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2019).

†10.57

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Michael D. Bauersachs (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2019).

†10.58

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Christopher L. Blanchard (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8 K/A filed with the Commission on December 16, 2019).

†10.59

Amendment to Restricted Stock Award Agreements, dated December 10, 2019, between the Company and Jeremy R. Sussman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8 K/A filed with the Commission on December 16, 2019).

10.60

Credit and Security Agreement, dated November 22, 2019, by and among: (i) Key Equipment Finance, a division of Keybank National Association, as administrative agent, collateral agent, lender and issuer; (ii) such other lenders that are now or hereafter become a party thereto; and (iii) the Company, Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrower (incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2020).

10.61

Promissory Note dated April 20, 2020 by Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as borrowers, and Key Equipment Finance, a Division of KeyBank National Association, as lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2020).

10.62

Promissory Note dated April 16, 2020 by Ramaco Resources, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 21, 2020).

10.63

Ramaco Resources, Inc. Change in Control and Severance Plan, effective as of April 27, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2020).

10.64

Separation and Consulting Agreement, dated December 31, 2020, by and between Ramaco Resources, Inc. and Michael D. Bauersachs (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K filed with the Commission on February 18, 2021).

10.65

Amended and Restated Credit and Security Agreement, dated October 29, 2021, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC and Ramaco Resources Land Holdings, LLC, as the borrowers, the lenders party thereto and KeyBank National Association, as the administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2021).

†10.66

First Amendment to the Ramaco Resources, Inc. Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2022).

+10.67

Loan Agreement, dated as of September 23, 2022, between Ramaco Development, LLC and Investec Bank PLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2022).

+10.68

First Amendment to Amended and Restated Credit and Security Agreement, dated April 29, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2022).

+10.69

Second Amendment to Amended and Restated Credit and Security Agreement, dated September 23, 2022, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022).

+10.70

Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, Inc. as borrowers, the lenders party thereto and KeyBank National Association, as agent, lender, swing line lender, and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2023).

†10.71

Employment Separation Agreement, dated January 26, 2024, by and between the Company and Barkley J. Sturgill, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2024).

10.72

First Amendment Agreement, dated May 3, 2024, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender, amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 8, 2024).

†10.73

Ramaco Resources, Inc. Change in Control Severance Plan, effective as of July 9, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2024).

10.74

Second Amendment Agreement, dated November 21, 2024, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender, amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 22, 2024).

10.75

Structuring Fee Agreement dated November 27, 2024, between Ramaco Resources, Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 27, 2024).

†10.76

Indemnification Agreement (Michael R. Graney), dated September 15, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2025).

†10.77

Indemnification Agreement (Joseph Manchin III), dated April 18, 2025 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2025).

10.78

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

10.79

Structuring Fee Agreement dated July 31, 2025, between Ramaco Resources, Inc. and Lucid Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2025).

10.80

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

10.81

Fifth Amendment Agreement, dated November 4, 2025, by and among Ramaco Resources, Inc., Ramaco Development, LLC, RAM Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, Inc., Maben Coal LLC, Carbon Resources Development, Inc., Ramaco Coal, LLC, as borrowers, the lenders party thereto, and KeyBank National Association as agent and lender (amending the Second Amended and Restated Credit and Security Agreement, dated February 15, 2023, by and among Ramaco Resources, Inc., the other borrowers party thereto, the lenders party thereto, and KeyBank National Association, as agent, lender, swing line lender and the issuer) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 7, 2025).

10.92	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 7, 2025).

+10.93

Third Amended and Restated Credit and Security Agreement, dated December 30, 2025, by and among Ramaco Resources, Inc., Ramaco Development, LLC, Ram Mining, LLC, Ramaco Coal Sales, LLC, Ramaco Resources, LLC, Ramaco Resources Land Holdings, LLC, Ramaco Coal, LLC, Ramaco Coal, Inc., Ramaco Carbon, LLC, Maben Coal LLC, Carbon Resources Development, Inc., Ram Farms, LLC, Ramaco Northern Appalachia, LLC, Ramaco Royalty Company, LLC, Ramaco Royalty Development, LLC, Ramaco Wyoming Coal Co., LLC, Brook Mining Company, LLC, Carbon Holdings Intellectual Properties LLC, Ramaco Rare Earth, LLC, Ramaco Rare Earths, Inc. thereto, the lenders party thereto, and KeyBank National Association, as administrative agent, collateral agent, lender, swing line lender and issuer (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2025).

16.1	Cherry Bekaert LLP letter, dated November 6, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2023).

16.2	Cherry Bekaert LLP letter, dated June 6, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2024).

19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2025).

*21.1	Subsidiaries of Ramaco Resources, Inc.

*23.1	Consent of Grant Thornton LLP

*23.2	Consent of Cherry Bekaert LLP

*23.3	Consent of Weir International, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*95.1	Mine Safety Disclosure.

96.1

Mineral resource and reserve estimates at the Berwind Complex, dated April 4, 2023, with an effective date of December 31, 2022 (incorporated by reference to Exhibit 96.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A  filed with the Commission on April 7, 2023).

96.2

Mineral resource and reserve estimates at the Knox Creek Complex, dated April 4, 2023, with an effective date of December 31, 2022 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on April 7, 2023).

96.3

Mineral resource and reserve estimates at the Elk Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on January 10, 2023).

96.4

Mineral resource and reserve estimates at the Maben Complex, dated March 13, 2025, with an effective date of December 31, 2024 (incorporated by reference to Exhibit 96.4 to the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2025).

96.5

Technical Report Summary relating to exploration target estimates at the Brook Mine Property, dated September 2025, with an effective date of September 17, 2025 (incorporated by reference to Exhibit 96.1 of the Company’s Current Report on Form 8 K filed with the Commission on September 18, 2025).

97.1	Restatement Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2025).

*101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8. The financial information contained in the XBRL-related documents is “unaudited” and “unreviewed.”

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

February 26, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

February 26, 2026	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

February 26, 2026	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

February 26, 2026	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

February 26, 2026	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

February 26, 2026	By:	/s/ Michael R. Graney
Michael R. Graney
Director

February 26, 2026	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

February 26, 2026	By:	/s/ Peter Leidel
Peter Leidel
Director

February 26, 2026	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

February 26, 2026	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

February 26, 2026	By:	/s/ Joseph Manchin, III
Joseph Manchin, III
Director