Form 10-Q
period 2026-03-31
Ramaco Resources, Inc.
filed 2026-05-11
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 8, 2026, the registrant had 53,804,858 and 11,370,005 outstanding shares of Class A and Class B common stock, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2026, as well as other filings of the Company with the SEC.

Forward-looking statements may include statements about:

●	the Brook Mine and the Company’s rare earth elements (“REE”) and other critical minerals projects;
●	identification and implementation of commercially feasible extraction processes, and establishment of pilot and commercial production extraction facilities;
●	anticipated coal production levels, costs, sales volumes, and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal, steel, and rare earth elements and critical mineral industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	the availability of the equipment and components necessary to construct our pilot and commercial production extraction facilities;
●	estimated quantities or quality of our metallurgical coal reserves and rare earth elements and other critical mineral inferred resources;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves or to fund the operations and growth of our business, including our rare earth elements and other critical mineral project and exploration;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal and rare earth elements and other critical mineral markets;
●	the price and demand for metallurgical coal, thermal coal, and rare earth elements and other critical mineral products;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on plant construction, demand, production, and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;
●	geology, equipment, permitting, site access and operational risks and new technologies related to our mining and exploration projects and mining in general;
●	transportation availability, performance, and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;
●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;

●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;
●	risks related to Russia’s invasion of Ukraine and the international community’s response;
●	our ability to successfully pursue our rare earth element and other critical minerals mining, processing, refining, and commercialization activities which is a type of mining we have not previously pursued;
●	the impacts of trade policy in the United States, China or other countries;
●	whether the estimates of rare earth element oxides in the mineralized material in our Brook Mine are realized and whether we are ever able to establish rare earth element resources or reserves;
●	whether we are able to successfully develop the Brook Mine into a commercial scale mine;
●	risks related to weakened global economic conditions and inflation;
●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and
●	other risks identified in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of metallurgical coal assets and the exploration of rare earth elements and other critical minerals. Moreover, we operate in a very competitive and rapidly changing environment and additional risks may arise from time to time. It is not possible for our management to predict all of the risks associated with our business, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$355,205	$440,347
Accounts receivable	66,335	54,354
Inventories	105,546	87,155
Prepaid expenses and other	15,616	15,750
Total current assets	542,702	597,606
Property, plant, and equipment, net	517,090	511,943
Financing lease right-of-use assets, net	14,998	15,763
Advanced coal royalties	6,260	5,815
Other	10,538	9,442
Total Assets	$1,091,588	$1,140,569
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$57,004	$41,600
Accrued liabilities	43,487	54,724
Current portion of asset retirement obligations	997	1,797
Current portion of long-term debt	6	56
Current portion of financing lease obligations	7,625	7,281
Insurance financing liability	2,121	4,042
Total current liabilities	111,240	109,500
Long-term asset retirement obligations	34,270	33,122
Long-term financing lease obligations	9,137	10,184
Long-term debt, net	452,063	451,361
Deferred tax liability, net	38,469	44,309
Other long-term liabilities	9,405	8,527
Total liabilities	654,584	657,003

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 56,362,504 issued and 55,330,302 outstanding at March 31, 2026, and 55,170,042 issued and outstanding at December 31, 2025	458	445
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 11,370,140 at March 31, 2026 and 10,998,695 at December 31, 2025 shares issued and outstanding	110	106
Additional paid-in capital	470,099	483,326
Treasury stock, at cost: 1,032,202 shares at March 31, 2026 and zero at December 31, 2025	(15,031)	—
Retained earnings (accumulated deficit)	(18,632)	(311)
Total stockholders' equity	437,004	483,566
Total Liabilities and Stockholders' Equity	$1,091,588	$1,140,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended March 31,
In thousands, except per-share amounts	2026	2025

Revenue	$121,613	$134,656

Costs and expenses
Cost of sales (exclusive of items shown separately below)	108,514	114,132
Asset retirement obligations accretion	506	402
Depreciation, depletion, and amortization	16,613	17,542
Selling, general, and administrative	20,285	14,602
Total costs and expenses	145,918	146,678

Operating income (loss)	(24,305)	(12,022)

Other income (expense), net	485	505
Interest expense, net	(334)	(2,230)

Income (loss) before tax	(24,154)	(13,747)
Income tax expense (benefit)	(5,835)	(4,290)
Net income (loss)	$(18,319)	$(9,457)

Earnings (loss) per common share *
Basic - Class A	$(0.30)	$(0.19)
Basic - Class B	$(0.15)	$(0.20)

Diluted - Class A	$(0.30)	$(0.19)
Diluted - Class B	$(0.15)	$(0.20)

* Refer to Notes 7 and 11 for dividends and earnings per common share information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional			Total
	Common	Common	Paid-	Treasury	Retained	Stockholders'
In thousands	Stock	Stock	in Capital	Stock	Earnings	Equity
Balance at January 1, 2026	$445	$106	$483,326	$—	$(311)	$483,566
Stock-based compensation	12	2	4,077	—	—	4,091
Shares surrendered for withholding taxes payable	(1)	—	(15,470)	—	—	(15,471)
Stock options exercised	2	—	(2,148)	—	—	(2,146)
Non-cash dividends declared and distributed	—	2	—	—	(2)	—
Cash dividend equivalent units	—	—	314	—	—	314
Common stock repurchases	—	—	—	(15,031)	—	(15,031)
Net income (loss)	—	—	—	—	(18,319)	(18,319)
Balance at March 31, 2026	458	110	470,099	(15,031)	(18,632)	437,004

Balance at January 1, 2025	$438	$95	$292,739	$—	$69,534	$362,806
Stock-based compensation	6	1	3,354	—	—	3,361
Shares surrendered for withholding taxes payable	—	—	(2,680)	—	—	(2,680)
Cash dividends and dividend equivalents declared	—	—	—	—	(1,854)	(1,854)
Non-cash dividends declared and distributed	—	7	12,899	—	(6,556)	6,350
Non-cash dividends declared but not distributed	—	—	—	—	(3,278)	(3,278)
Net income (loss)	—	—	—	—	(9,457)	(9,457)
Balance at March 31, 2025	444	103	306,312	—	48,389	355,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
In thousands	2026	2025
Cash flows from (used in) operating activities:
Net income (loss)	$(18,319)	$(9,457)
Adjustments to reconcile net income to net cash from operating activities:
Accretion of asset retirement obligations	506	402
Depreciation, depletion, and amortization	16,613	17,542
Amortization of debt issuance costs	924	353
Stock-based compensation	4,908	3,361
(Gain)/loss on disposal of assets	(448)	—
Deferred income taxes	(5,840)	(4,668)
Changes in operating assets and liabilities:
Accounts receivable	(11,981)	21,460
Prepaid expenses and other current assets	297	5,429
Inventories	(18,391)	(12,765)
Other assets and liabilities	(673)	(1,253)
Accounts payable	12,896	9,809
Accrued liabilities	(15,096)	(4,174)
Net cash from (used in) operating activities	(34,604)	26,039

Cash flows from (used in) investing activities:
Capital expenditures	(17,495)	(20,313)
Capitalized interest	(327)	(527)
Other	805	(1,416)
Net cash used in investing activities	(17,017)	(22,256)

Cash flows from (used in) financing activities:
Proceeds from borrowings	—	19,000
Repayment of borrowings	(50)	(3,110)
Purchase of treasury shares	(11,929)	—
Payment of dividends	—	(2,476)
Repayments of insurance financing	(1,921)	(1,937)
Repayments of equipment finance leases	(1,741)	(2,056)
Payment of debt issuance costs	(265)	(67)
Shares surrendered for withholding taxes payable	(17,616)	(2,680)
Net cash from (used in) financing activities	(33,522)	6,674

Net change in cash and cash equivalents and restricted cash	(85,143)	10,457
Cash and cash equivalents and restricted cash, beginning of period	441,168	33,823
Cash and cash equivalents and restricted cash, end of period	$356,025	$44,280

Cash and cash equivalents	355,205	43,466
Restricted cash	820	814
Total cash, cash equivalents and restricted cash	356,025	44,280

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	$2,320	$1,333
Non-cash investing and financing activities:
Leased assets under financing leases	1,014	8,831
Capital expenditures included in accounts payable and accrued liabilities	15,842	13,060
Accrued purchase of treasury shares	3,102	—
Accrued dividends and dividend equivalents payable	314	32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. The Company is an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, and southwestern Virginia and is exploring a coal, rare earth and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and other critical mineral exploratory property near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine is currently an exploration stage property with respect to its rare earth element and other critical mineral operations. The Brook Mine initially produced representative mineralized material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and other critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the potential production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 12 for additional information.

Basis of Presentation—These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain prior year amounts have been reclassified to conform to the current year presentation. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory, employee compensation, and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective starting with the Company’s 2027 annual financial statements and on a quarterly basis thereafter. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent to which its disclosures will be affected by ASU 2024-03.

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

NOTE 2—CASH & CASH EQUIVALENTS

Cash & cash equivalents consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Cash	$50,463	$35,635
U.S. Treasury securities	304,742	404,712
Total cash & cash equivalents	$355,205	$440,347

U.S. Treasury securities held by the Company represent Level 1 securities within the fair value hierarchy and are measured at fair value.

NOTE 3—INVENTORIES

Inventories consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Raw coal	$40,419	$31,689
Saleable coal	57,801	48,522
Supplies	7,326	6,944
Total inventories	$105,546	$87,155

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Plant and equipment	$398,285	$390,359
Mining property and mineral rights	139,077	139,077
Construction in process	28,975	22,264
Capitalized mine development costs	227,286	221,852
Less: accumulated depreciation, depletion, and amortization	(276,533)	(261,609)
Total property, plant, and equipment, net	$517,090	$511,943

Depreciation, depletion, and amortization included:

	Three months ended March 31,
(In thousands)	2026	2025
Depreciation of plant and equipment	$11,230	$10,365
Amortization of right of use assets (finance leases)	1,699	1,892
Amortization and depletion of capitalized
mine development costs and mineral rights	3,684	5,285
Total depreciation, depletion, and amortization	$16,613	$17,542

NOTE 5—DEBT

Outstanding debt consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Revolving Credit Facility	$—	$—
Equipment loans	6	56
Senior Notes, net	116,874	116,592
Convertible Senior Notes, net	335,189	334,769
Total debt	452,069	451,417
Current portion of long-term debt	6	56
Total long-term debt	$452,063	$451,361

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “2026 Senior Notes”). The outstanding principal remained at $34.5 million as of March 31, 2025 and was repaid in full on July 31, 2025 with the proceeds from the issuance of 8.250% Senior Unsecured Notes due 2030 described below.

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

Issuance-related costs for the 2029 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $3.1 million. These costs are reported as a debt discount which is being amortized over the term of the 2029 Senior Notes using the effective interest method. The outstanding principal remains at $57.5 million; however, the balance of the Senior Notes due 2029 reported at March 31, 2026 was $55.0 million, which is net of unamortized issuance-related costs of $2.5 million. The effective interest rate is approximately 9.78%.

8.250% Senior Unsecured Notes due 2030—On July 31, 2025, the Company completed a public offering of 8.250% Senior Unsecured Notes due 2030 (the “2030 Senior Notes”) having an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8.0 million of aggregate principal which was exercised by the underwriters on August 1, 2025 (the “2030 Senior Note Offering”). The 2030 Senior Notes mature on July 31, 2030, unless redeemed prior to maturity and bear interest at a rate of 8.25% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the 2030 Senior Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. The net proceeds from the offering of the 2030 Senior Notes were used to redeem all of the Company’s outstanding 2026 Senior Notes, with remaining proceeds to be used for general corporate purposes.

Issuance-related costs for the 2030 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $3.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2030 Senior Notes using the effective interest method. The outstanding principal remains at $65.0 million; however, the balance of the Senior Notes due 2030 reported at March 31, 2026 was $61.8 million, which is net of unamortized issuance-related costs of $3.2 million. The effective interest rate is approximately 9.62%.

0.0% Convertible Senior Notes due 2031—On November 4, 2025, the Company completed a public offering of 0.0% Convertible Senior Notes due 2031 (the “2031 Convertible Senior Notes”), having an aggregate principal amount of $300.0 million with an option for the underwriters to purchase an additional $45.0 million of aggregate principal which was exercised by the underwriters on November 5, 2025. The 2031 Convertible Senior Notes do not bear regular interest and the principal amount does not accrete. The 2031 Convertible Senior Notes mature on November 1, 2031, unless earlier repurchased, redeemed or converted.

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

Issuance-related costs for the 2031 Convertible Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $10.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2031 Convertible Senior Notes using the effective interest method. The outstanding principal remains at $345.0 million; however, the balance of the 2031 Convertible Senior Notes reported at March 31, 2026 was $335.2 million, which is net of unamortized issuance-related costs of $9.8 million. The effective interest rate is approximately 0.52%.

Revolving Credit Facility— On December 30, 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement (the “Credit Agreement”), which includes KeyBank National Association (“KeyBank”) and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility (the “Revolving Credit Facility”) has a maturity date of December 30, 2030 (subject to a springing maturity tied to convertible indebtedness), and provides an initial aggregate revolving commitment of $350.0 million as well as an accordion feature to increase the size by an additional $150.0 million subject to certain terms and conditions set forth in the Credit Agreement.

The borrowing base of the amended facility as of March 31, 2026 was $133.6 million based on eligible accounts receivable and inventory collateral and reserve requirements. There were no outstanding borrowings on the Revolving Credit Facility at March 31, 2026.

Revolving loans under the amended facility bear interest at either the base rate plus 2.0% or the Secured Overnight Financing Rate plus 2.5%. The base rate equals the highest of the administrative agent’s prime rate, the Federal Funds Effective Rate plus 0.5%, or 3.0%. The Company will also pay an unused commitment fee of 0.375% per annum on the unused portion of the commitments and customary letter of credit fees.

The terms of the Revolving Credit Facility include affirmative, negative and financial covenants that are customary for credit facilities of this type, including (among other things) covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. Certain of these covenants may indirectly constrain the Company’s working capital. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00 must be maintained by the Company during any period when excess availability is less than 12.5% of the maximum borrowing amount, tested as of quarter-end for the trailing four fiscal quarters. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At March 31, 2026, the Company was in compliance with all debt covenants under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the personal property of the Company and its subsidiaries that are loan parties, subject to certain exceptions and permitted liens; collateral expressly excludes any owned or leased real property or any improvements or fixtures thereon, and any owned or leased machinery and equipment and any proceeds thereof.

Under the Credit Agreement, dividends and other distributions in respect of equity interests (including share repurchases and redemptions, but excluding stock dividends and stock splits payable solely in equity interests) are generally restricted unless (i) no default or event of default exists immediately before or after giving effect to such distribution and (ii) excess availability exceeds 20% of the maximum borrowing amount for the 30-day periods immediately before and immediately after such distribution. The Credit Agreement also permits the Company’s subsidiaries to make distributions to a loan party or, in certain cases, to the direct parent of such subsidiary so long as such parent is a direct or indirect wholly owned subsidiary of such loan party. Certain transactions related to permitted convertible notes, including related bond hedge transactions, are excluded from these distribution restrictions.

Fair Value—The Company’s 2029 Senior Notes had an estimated fair value of $57.8 million and $58.3 million at March 31, 2026 and December 31, 2025, respectively. The Company’s 2030 Senior Notes had an estimated fair value of $65.3 million and $65.7 million at March 31, 2026 and December 31, 2025, respectively. The Company’s 2031 Convertible Senior Notes had an estimated fair value of $253.1 million and $292.9 million at March 31, 2026 and December 31, 2025, respectively. The fair values of the Company’s debt instruments were based on publicly traded market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Other—Lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 6—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Accrued payables	$22,310	$23,652
Accrued compensation	12,552	20,188
Accrued sales-related taxes	2,204	2,360
Accrued dividends	182	1,467
Other accrued	6,239	7,058
Total accrued liabilities	$43,487	$54,724

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

The estimated aggregate liability for these items totaled $10.7 million and $10.2 million as of March 31, 2026 and December 31, 2025, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $7.9 million and $7.4 million at March 31, 2026 and December 31, 2025, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in prepaid expenses and other on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at March 31, 2026 and December 31, 2025.

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

Stock Repurchase Program—In December 2025, the Board of Directors authorized the repurchase of up to $100 million of Company's Class A common stock over a period of 24 months (“2025 Stock Repurchase Program”). Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The 2025 Stock Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. As of March 31, 2026, the Company had repurchased 1,032,202 shares of its common stock under the 2025 Stock Repurchase Program at an average price per share of $14.56, including commissions.

Stock-Based Awards—Stock-based compensation expense totaled $4.9 million and $3.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively. New stock-based awards granted during the first three months of 2026 were for Class A common stock. There were no Class B stock-based awards granted during the first three months of 2026.

Restricted Stock—We granted 221,797 shares of Class A restricted stock to certain senior executives, key employees, and directors during the first quarter of 2026, having a grant-date fair value of $18.10 per share. The aggregate fair value of the awards granted to employees was $3.2 million, which is recognized ratably as expense over the three-year service period unless forfeited. The aggregate fair value of restricted stock granted to directors was $0.8 million, which is recognized ratably as expense over one year unless forfeited. During the vesting period, the participants have voting rights and receive nonforfeitable dividends on the same basis as fully vested common stockholders.

Restricted Stock Units (“RSUs”)—We granted 419,273 Class A restricted stock units to certain senior executives and key employees during the first quarter of 2026, having a grant-date fair value of $18.10 per share. The aggregate fair value of these awards was $7.6 million, which is recognized ratably as expense over the three-year service period unless forfeited. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance Stock Units (“PSUs”)—We granted Class A performance stock units to certain senior executives and key employees during the first quarter of 2026. These awards cliff-vest approximately three years from the date of grant based on the achievement of targeted performance levels related to pre-established relative total shareholder return goals. These performance stock units may be earned from 0% to 200% of target depending on actual results. During the vesting period, the participants have no voting rights and no dividend rights; however, participants are entitled to receive dividend equivalents, which shall be subject to the same conditions applicable to the units and payable at the time the units vest. The recipient will receive one share of Class A common stock for each stock unit vested.

Performance stock units are accounted for as awards with a market condition since vesting depends on total shareholder return relative to a group of peer companies. The target number of performance stock units granted during the first quarter of 2026, or 419,273 units, were valued relative to the total shareholder return of a peer group based on a Monte Carlo simulation, which resulted in a grant date fair value of $29.18 per unit. The aggregate fair value of these awards was $12.2 million, which is recognized ratably as expense over the three-year period.

Stock Options—We granted options for the purchase of shares of our Class A common stock for $5.34 per share to two executives on August 31, 2016. During 2023, stock options of our Class B common stock were distributed to these individuals under the equitable adjustments discussed above. During the first quarter of 2026, options to purchase a total of 448,712 shares of Class A common stock and 89,742 shares of Class B common stock were exercised through a non-cash transaction having a combined intrinsic value of $2.4 million. As part of the exercise, 111,035 shares of Class A common stock and 35,313 shares of Class B common stock were surrendered for withholding taxes payable. The remaining options outstanding and unexercised at March 31, 2026 were 50,000 for Class A common stock and 12,761 for Class B common stock, which were in-the-money at March 31, 2026, having a total intrinsic value of $0.3 million.

Dividends—On February 25, 2026, the Company announced that the Board of Directors declared a stock dividend of $0.1489 per share on the Company’s Class B common stock to be payable on March 27, 2026 to shareholders of record on March 13, 2026. Class B holders received 0.014276 of one share of Class B common stock for each share of Class B common stock held on the record date which was determined by dividing $0.1489 by the March 13, 2026 Class B closing price of $10.43.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at March 31, 2026 totaled approximately $38.2 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $5.1 million and $5.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of March 31, 2026, the Company’s remaining commitments under take-or-pay arrangements totaled $21.8 million, the majority of which relates to a multi-year contract with total remaining commitments of $14.7 million until the terms expire in the first quarter of 2028. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of March 31, 2026, the Company had no expected volume shortfall resulting in a need for an accrued liability.

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

During 2023, the defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of less than $0.1 million during the first quarter of 2026, bringing the total loss recovery asset to approximately $4.7 million in Prepaid expenses and other on the Consolidated Balance Sheet as of March 31, 2026. The corresponding reduction of less than $0.1 million during the first quarter of 2026 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. The trial date originally set for July 15, 2025 has been continued and we are currently awaiting a new scheduling order from the court.

Class Action Complaint Alleging Violations of the Federal Securities Laws

On January 30, 2026, a putative class action complaint was filed against the Company, Randall Atkins, our Chief Executive Officer, and Jeremy Sussman, our Chief Financial Officer, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising from allegedly materially false and/or misleading statements concerning the development and active mining status of the Company's Brook Mine rare earth and other critical minerals project in Wyoming during the class period of July 31, 2025 through October 23, 2025. The plaintiff seeks determination of class action status under Rule 23 of the Federal Rules of Civil Procedure, an award of compensatory damages against all defendants jointly and severally for all damages sustained (including interest), reasonable costs and expenses including counsel fees and expert fees, and such other relief as the court deems just and proper.

The case is pending in the United States District Court for the Southern District of New York and was originally captioned Lynn Henning, Individually And On Behalf Of All Others Similarly Situated v. Ramaco Resources, Inc., Randall W. Atkins, And Jeremy R. Sussman, (Case No. 1:26-cv-00846). On April 22, 2026, the court appointed Andrew Clark, Phil McBride, and Edward Van Vliet as Co-Lead Plaintiffs. The case was also ordered to be styled as In Re Ramaco Resources, Inc. Securities Litigation. On May 5, 2026, the court entered a Scheduling Stipulation and Order requiring Co-Lead Plaintiffs to file an amended complaint within 45 days and establishing procedures for Defendants to seek a pre-motion conference in advance of any motion to dismiss thereafter. We believe we have meritorious defenses to all claims in this matter.

Trade Secret Misappropriation and Breach of Contract Action Against Former Employee

On March 16, 2026, the Company and its subsidiary, Ramaco Carbon, LLC, filed a complaint in the United States District Court for the District of Wyoming naming as the defendant former employee Alex J. Moyes (“Moyes”) alleging (1) Misappropriation of Trade Secrets under the Defend Trade Secrets Act pursuant to 18 U.S.C. §1832; (2) Misappropriation of Trade Secrets under the Wyoming Uniform Trade Secrets Act pursuant to Wyoming Statute §40-24, et seq.; (3) Breach of Contract under Moyes’ non-disclosure agreement; (4) Breach of Contract under Moyes’ employment offer letter; and (5) seeking injunctive relief. Ramaco seeks preliminary and permanent injunctive relief, compensatory damages, exemplary and/or punitive damages, its attorneys’ fees and costs, and such other relief that the court deems appropriate. The court subsequently denied our Motion for a Temporary Restraining Order and/or Preliminary Injunction. The Parties are now working to complete a Joint Case Management Plan in preparation for a June 16, 2026 Initial Pretrial Conference. The case number is 1:26-cv-104.

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

Disaggregated information about Revenue by segment is presented below:

	Three months ended March 31,
(In thousands)	2026	2025
Metallurgical Coal Segment
Coal Sales
North American revenue	$37,480	$44,026
Export revenue, excluding Canada	84,133	90,630
Total revenue	$121,613	$134,656

Revenue for the three months ended March 31, 2026 includes a $0.3 million net increase to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of March 31, 2026, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $137 per ton, excluding freight, as well as 1.8 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 88% of the committed tons in 2026 and 12% in 2027. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

The Company has not recorded any revenues from the Rare Earths and Critical Minerals segment.

Concentrations—During the three months ended March 31, 2026, sales to three individual customers were 10% or more of our total revenue. Sales to these customers represented 17%, 10% and 10%, respectively, of our total revenue during the three-month period. For comparison purposes, during the three months ended March 31, 2025, sales to three individual customers were 10% or more of our total revenue and individually accounted for 17%, 15% and 10%, respectively, of our total revenue. Four customers with individual accounts receivable balances equal to 10% or more of total accounts receivable represented 19%, 17%, 12% and 10%, respectively, of the Company’s accounts receivable balance at March 31, 2026.

NOTE 10—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2026 and 2025 was a benefit of 19.0% and 31.2%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The lower effective tax rate for the quarter ended March 31, 2026 compared to March 31, 2025 was primarily driven by a lower expected percentage depletion deduction.

Legislation—On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes made by the OBBBA include, but are not limited to, the reinstatement of 100% bonus depreciation, the reinstatement of immediate expensing for domestic research and experimentation costs, and changes to the calculation of the foreign-derived intangible income deduction and the interest expense limitation. It also added metallurgical coal to the list of “critical minerals” eligible for the section 45X Advanced Manufacturing Tax Credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. We have incorporated the effects of the OBBBA in our income tax provision and recorded a Section 45X credit of $2.6 million for the three months ended March 31, 2026 within Cost of sales on our Consolidated Statements of Operations.

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is shown on the following page:

(In thousands, except per share amounts)	Three months ended March 31,
	2026	2025
Earnings attribution
Class A common stock	$(16,674)	$(8,269)
Class A restricted stock awards	-	—
Class B common stock	(1,647)	(1,935)
Class B restricted stock awards	—	—
Forfeitable dividends declared on unvested stock-based awards	2	747
Net loss	$(18,319)	$(9,457)

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings (loss) for basic and diluted earnings per common share	$(16,674)	$(1,647)	$(8,269)	$(1,935)
Add: Class B net diluted earnings per diluted share	—	—	(1,935)	—
Net diluted earnings (loss) per diluted share	$(16,674)	$(1,647)	$(10,204)	$(1,935)
Denominator
Weighted average shares used to compute basic earnings per share	55,447	11,129	43,850	9,710
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	9,151	—
Weighted average shares used to compute diluted earnings per share	$55,447	$11,129	$53,001	$9,710

Earnings (loss) per common share
Basic	$(0.30)	$(0.15)	$(0.19)	$(0.20)
Diluted	$(0.30)	$(0.15)	$(0.19)	$(0.20)

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

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B to calculate EPS other than actual dividends declared during the period for the tracking stock. However, during the three months ended March 31, 2026, dividends declared by the Company were more than consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. See Note 7 for more information on dividends declared during the period.

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

Antidilutive shares excluded from the dilutive EPS calculation are presented below:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Antidilutive options	50,000	12,761	648,712	143,792
Antidilutive RSUs	987,735	14,294	665,777	37,779
Antidilutive PSUs (at target)	1,428,779	25,801	1,568,326	230,638
Antidilutive convertible senior notes	10,538,370	-	-	-

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

The Rare Earths and Critical Minerals segment encompasses the Brook Mine complex located in Sheridan, Wyoming, where the Company is evaluating a rare earth and critical mineral project in addition to performing initiatives related to coal-to-carbon based products and materials. The Brook Mine, which is an exploration stage property, has provided representative mineralized material for short-term pilot-scale testing of the feedstock with the goal of supporting more advanced mining studies ultimately establishing rare earth element mineral reserves and resources for processing at a full-scale commercial processing facility into rare earth element and other critical mineral products. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. No revenues have been recognized from the Rare Earths and Critical Minerals segment.

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

The following tables present the Company’s reportable segment information:

	Three Months Ended March 31, 2026
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$121,613	$-	$121,613

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(88,547)	-	(88,547)
Transportation costs	(19,967)	-	(19,967)
Selling, general, and administrative (a)	(6,215)	(6,614)	(12,829)
Other segment items (b)	1,850	2	1,852
Segment Adjusted EBITDA	$8,734	$(6,612)	$2,122

Corporate expenses (c)			(2,548)
Stock-based compensation			(4,908)
Asset retirement obligations accretion			(506)
Depreciation, depletion, and amortization			(16,613)
Other expenses			(1,367)
Interest expense, net			(334)
Income tax benefit (expense)			5,835

Net (loss) income			$(18,319)

Segment capital expenditures	$17,680	$2,326	$20,006
Other capital expenditures (d)			-
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$20,006

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

(c) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Three Months Ended March 31, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$134,656	$-	$134,656

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(93,222)	-	(93,222)
Transportation costs	(18,998)	-	(18,998)
Selling, general, and administrative (b)	(4,693)	(4,183)	(8,876)
Other segment items (c)	964	-	964
Segment Adjusted EBITDA	$18,707	$(4,183)	$14,524

Corporate expenses (d)			(4,277)
Stock-based compensation			(3,361)
Asset retirement obligations accretion			(402)
Depreciation, depletion, and amortization			(17,542)
Other expenses			(459)
Interest expense, net			(2,230)
Income tax benefit (expense)			4,290

Net (loss) income			$(9,457)

Segment capital expenditures	$21,393	$59	$21,452
Other capital expenditures (e)			-
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$21,452

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

NOTE 13—RELATED PARTY TRANSACTIONS

There were no material related party transactions for the three months ended March 31, 2026 or 2025.

NOTE 14—SUBSEQUENT EVENTS

On May 11, 2026, the Company announced that the Board of Directors declared a stock dividend of $0.1369 per share on the Company’s Class B common stock to be payable on June 26, 2026 to shareholders of record on June 12, 2026. Given that this payment will occur in the form of Class B shares, Class B holders will receive a number of shares of Class B common stock for each share of Class B common stock determined by dividing $0.1369 by the closing transaction price of the Class B common stock on June 12, 2026.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as international metallurgical coal consumers. In June 2025, we initiated evaluation of our rare earth element and other critical minerals project near Sheridan, Wyoming (the “Brook Mine”). That mine has initially provided representative mineralized material for short-term pilot-scale testing of the feedstock with the goal of supporting more advanced mining studies ultimately establishing its rare earth element mineral reserves and resources for processing at a full-scale commercial processing facility into rare earth element and other critical mineral oxides. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the potential production of advanced carbon products and materials from coal.

Our reportable segments, which are primarily based on the Company’s internal organizational structure and types of controlled mineral deposits, are its two operating segments—Metallurgical Coal and Rare Earths and Critical Minerals. Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the third quarter of 2025.

Metallurgical Coal Segment

Our primary source of revenue is the sale of metallurgical coal. We maintain 85 million reserve tons and 1,337 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue the development of our existing properties and grow annual production over the next few years to possibly as much as seven million clean tons of metallurgical coal annually, subject to market conditions, permitting and additional capital deployment in the medium-term. We may also acquire additional reserves or infrastructure that contribute to our focus on long-term value creation, operational efficiency and lower costs.

The overall outlook of the metallurgical coal business is dependent on a variety of factors such as pricing, regulatory uncertainties, and global economic conditions. Coal consumption and production in the U.S. are driven by several market dynamics and trends including the U.S. and global economies, the U.S. dollar’s strength relative to other currencies and accelerating production cuts. Blast furnace steelmaking is more prevalent outside the U.S. compared to domestic steel production, which creates demand for exports of metallurgical coal, including demand growth in the Asia Pacific.

Global metallurgical coal markets remained soft in the first quarter of 2026 due to constrained economic growth in some regions of the world and continued conflict overseas. Reduced global steel production and oversupply in the market have led to a reduction in the price steel producers are willing to pay for their metallurgical coal feedstock. Overall steel demand will likely remain weak in the near term; however, supply cuts have begun occurring for higher cost operations which is expected to positively impact pricing. Longer term, the Company believes that limited global investment in new coking coal production capacity, the industrialization of emerging economies, expansion of urbanization globally, and an eventual return to economic growth will support coking coal markets overall.

During the three months ended March 31, 2026, we sold 892,000 tons of coal and recognized $121.6 million of revenue. Of this amount, 31% of our revenue was from sales into North American markets, including Canada, and 69% of our revenue was from sales into export markets. During the same period of 2025, we sold 946,000 tons of coal and recognized $134.7 million of revenue, of which 33% was from sales into North American markets, including Canada, and 67% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events, dockworker labor disputes, global conflicts or recently enacted U.S. tariffs.

As of March 31, 2026, the Company had outstanding performance obligations of approximately 1.1 million tons for contracts with fixed sales prices averaging $137 per ton, excluding freight, as well as 1.8 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 88% of these commitments in 2026 and 12% of these commitments in 2027. Refer to Note 9 of Part I, Item 1 for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In the first three months of 2026, our segment capital expenditures were $17.5 million, excluding capitalized interest of $0.2 million. In the first three months of 2025, our segment capital expenditures were $20.9 million, excluding capitalized interest of $0.5 million. The decrease in capital expenditures was due to higher spending in 2025 on the Company’s strategic growth projects, specifically at the Maben preparation plant.

The Company produced 1.0 million tons of coal during the first three months of 2026, consistent with the first three months of 2025. The Company expects full-year production volumes in 2026 between 3.7 and 4.1 million tons with an ability to vary production dependent on market conditions.

Rare Earths and Critical Minerals Segment

Our ongoing business development efforts are focused on the timely and prudent advancement of our rare earth elements and other critical minerals property, the assessment of associated processing facilities to support the future production of rare earth element minerals and coal-to-carbon based products and other critical minerals products.

The Company continues to move forward with its potential rare earth elements and other critical minerals deposit evaluation at the Brook Mine. The timeline for our rare earth elements and other critical minerals initiatives is subject to the completion of ongoing test work, engineering studies, and the continued updating of mine designs, as well as the receipt of all required federal, state, and local permits and licenses and compliance with applicable regulatory requirements.

Critical mineral production, including mill throughput and feed grades, is subject to further technical validation, including additional infill and step-out drilling, geological modeling, mine planning, and metallurgical testing. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future.

In the first three months of 2026, our segment capital expenditures were $2.2 million, excluding capitalized interest of $0.1 million. In the first three months of 2025, our segment capital expenditures were $0.1 million. The increase in capital expenditures was attributable to the continued expansion of the Brook Mine project.

No revenues have been recognized from the Company’s Rare Earths and Critical Minerals segment to date.

Consolidated Results of Operations

	Three months ended March 31,
(In thousands, except per share amounts)	2026	2025

Revenue	$121,613	$134,656

Costs and expenses
Cost of sales (exclusive of items shown separately below)	108,514	114,132
Asset retirement obligations accretion	506	402
Depreciation, depletion, and amortization	16,613	17,542
Selling, general and administrative expenses	20,285	14,602
Total costs and expenses	145,918	146,678

Operating income (loss)	(24,305)	(12,022)

Other income (expense), net	485	505
Interest expense, net	(334)	(2,230)
Income before tax	(24,154)	(13,747)

Income tax expense (benefit)	(5,835)	(4,290)

Net income (loss)	$(18,319)	$(9,457)

Earnings per common share
Basic - Class A	$(0.30)	$(0.19)
Basic - Class B	$(0.15)	$(0.20)

Diluted - Class A	$(0.30)	$(0.19)
Diluted - Class B	$(0.15)	$(0.20)

Adjusted EBITDA*	(1,793)	9,788

Net income and Adjusted EBITDA for the three months ended March 31, 2026 were negatively impacted by the continued unfavorable global metallurgical coal markets and metallurgical coal price indices. This occurred due to a variety of macroeconomic factors, including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue. Coal sales revenue for the three months ended March 31, 2026 was $121.6 million, approximately 10% lower than the same period in 2025 driven by the negative impact of pricing and a 6% decrease in tons sold. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from the Company’s Rare Earths and Critical Minerals segment at this time.

Cost of sales. Our cost of coal sales for the three months ended March 31, 2026 was $108.5 million, approximately 5% lower than the same period in 2025 driven by the decrease in tons sold described above. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from the Company’s Rare Earths and Critical Minerals segment at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $16.6 million and $17.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease quarter-to-quarter was related to a $1.6 million decrease in development amortization and depletion, partially offset by general increases in plant and equipment versus 2025.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $20.3 million and $14.6 million for the three months ended March 31, 2026 and 2025, respectively. The $5.7 million increase in 2026 was primarily due to an increase in professional service and general mine expenses of $2.4 million and labor costs of $1.7 million, with the remaining increase attributable to the development of our rare earth element and critical minerals project.

Other income (expense), net. Other income (expense), net was consistent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, with $0.5 million in other income in each of the respective periods.

Interest expense, net. Interest expense, net was $0.3 million for the three months ended March 31, 2026 compared to $2.2 million for the same period in 2025. The decrease in 2026 was largely due to increased interest income of $3.1 million from U.S. treasury securities, offset by an increase in interest expense of $1.2 million associated with the issuance of 2030 Senior Notes in the fiscal quarter ended September 30, 2025 and 2031 Convertible Senior Notes in the fiscal quarter ended December 31, 2025.

Income tax expense (benefit). The effective tax rate for the three months ended March 31, 2026 and 2025 was a benefit of 19.0% and 31.2%, respectively, excluding the impact of discrete items. Discrete items for the periods consisted of stock-based compensation. The lower effective tax rate for the quarter ended March 31, 2026 compared to March 31, 2025 was primarily driven by a lower expected percentage depletion deduction. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, the foreign-derived intangible income deduction, production tax credits, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Segment Results

Metallurgical Coal Segment

Coal sales and Segment Adjusted EBITDA information is summarized as follows:

	Three months ended March 31,		Increase
(In thousands)	2026	2025	(Decrease)

Revenue	$121,613	$134,656	$(13,043)
Tons sold	892	946	(54)
Total revenue per ton sold (GAAP basis) (a)	$136	$142	$(6)

Cost of sales	$108,514	$112,220	$(3,706)
Tons sold	892	946	(54)
Total cost of sales per ton sold (GAAP basis) (a)	$122	$119	$3

Segment Adjusted EBITDA (b)	$8,734	$18,707	$(9,973)

(a) Refer to Non-GAAP Financial Measures below for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine).

(b) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 12—Segment Reporting in Part 1, Item 1 for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Our revenue includes sales of Company-produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue. Coal sales revenue for the three months ended March 31, 2026 was $121.6 million, approximately 10% lower than the same period in 2025 driven by the negative impact of pricing and a 6% decrease in tons sold. The decrease in tons sold occurred in both domestic and export markets, which each decreased by approximately 6%. Revenue per ton sold decreased 4% from $142 per ton for the three months ended March 31, 2025 to $136 per ton for the three months ended March 31, 2026 and was driven by the variability in index-based pricing for export sales. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 7% from $122 per ton for the three months ended March 31, 2025 to $114 per ton for the three months ended March 31, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures was largely due to the decrease in metallurgical coal prices, specifically within U.S. high-vol indices, due to the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the three months ended March 31, 2026 was $108.5 million, approximately 3% lower than the same period in 2025 mainly attributable to the 6% decrease in tons sold discussed above. Cost of sales per ton sold increased 3% from $119 per ton for the three months ended March 31, 2025 to $122 per ton for the three months ended March 31, 2026 due to increased transportation costs and idle mine costs of $1.9 million. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, remained consistent at $98 per ton for three months ended March 31, 2025 and March 31, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three months ended March 31, 2026 decreased by $10.0 million compared to the same period in 2025 driven by the revenue and cost of sales items discussed above.

Rare Earths and Critical Minerals Segment

As of March 31, 2026, the Company has not recorded any revenues or cost of sales from the Rare Earths and Critical Minerals segment. Segment Adjusted EBITDA is shown below:

	Three months ended March 31,		Increase
(In thousands)	2026	2025	(Decrease)

Segment Adjusted EBITDA (a)	$(6,612)	$(4,183)	$(2,429)

(a) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Note 12—Segment Reporting in Part 1, Item 1 for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three months ended March 31, 2026 decreased by approximately $2.4 million compared to the same period in 2025 primarily driven by increased labor and professional service costs to develop the Brook Mine rare earth elements and critical minerals project in 2026.

Liquidity and Capital Resources

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

On December 30, 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement, which includes KeyBank National Association and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility has a maturity date of December 30, 2030 (subject to a springing maturity tied to convertible indebtedness), and provides an initial aggregate revolving commitment of $350.0 million as well as an accordion feature to increase the size by an additional $150.0 million subject to certain terms and conditions set forth in the Credit Agreement. The amended facility provides the Company with additional flexibility to pursue further growth in production while meeting normal operating requirements. The terms of the amended facility also require the Company to maintain certain covenants, including fixed charge coverage ratio and compensating balance requirements. Borrowings under the amended facility may not exceed the borrowing base as determined under the amended formula included in the agreement.

At March 31, 2026, we had $355.2 million of cash and cash equivalents and $133.6 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $542.7 million and were in excess of total current liabilities by $431.5 million as of the balance sheet date.

Significant uses of cash during the first three months of 2026

Uses of cash:

●	Cash flows used in operating activities were $34.6 million, which were driven primarily by a net loss adjusted for non-cash expenses including depreciation, depletion, and amortization as well as stock-based compensation. Changes in operating assets and liabilities also contributed to operating cash outflow driven primarily by an increase in accounts receivable due to higher March 2026 shipments which remained uncollected at period end, an increase in inventory due to higher production and inventory valuation, and an increase in accrued liabilities due to the timing of vendor payments.

●	Capital expenditures totaled $17.1 million, which includes offsetting grant income of $0.4 million from the Wyoming Energy Authority associated with the Brook Mine project. A majority of the capital expenditures in Q1 2026 related to the construction of a new rail loadout at our Maben complex and adding mining sections at our Berwind complex as part of our growth commitments in our low-vol portfolio.

●	Cash outflows for financing activities totaled $33.5 million, which is mainly attributable to $11.9 million in common stock repurchases and $17.6 million in tax payments associated with shares surrendered for withholding taxes for the vesting of stock-based awards during the period.

All dividends declared to date for Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter.

	Three months ended March 31,
(In thousands)	2026	2025

Royalties
Ramaco Coal	$1,827	$2,381
Amonate Assets	506	600
Other	—	7
Total Royalties	$2,333	$2,988

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	3,840	4,256
Rail Load-outs (Loading at $2.50/ton)	1,610	2,069
Total Infrastructure Fees (at $7.50/ton)	$5,450	$6,325

CORE Royalty and Infrastructure Fees	$7,783	$9,313

Total Cash Available for Dividend for Class B Common Stock	$7,783	$9,313

20% of Cash Available for Dividend for Class B Common Stock	$1,557	$1,863

Refer to Note 14 of Part I, Item 1 for additional information regarding dividends declared subsequent to the date of the financial statements.

The Company currently anticipates declaring similar dividends on a quarterly basis in future periods; however, future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Future sources and uses of cash

Our primary use of cash includes capital expenditures for mine development, infrastructure and equipment, ongoing operating expenses, as well as our investment in advancing our rare earth elements and other critical minerals project. As of the date of this Quarterly Report, we expect to fund our capital and liquidity requirements for the next twelve months and the reasonably foreseeable future with cash on hand, borrowings under the Revolving Credit Facility, and projected cash flows from operations. Factors that could adversely impact our future liquidity and ability to carry out our capital expenditure program include the following:

●	Project overruns related to the evaluation of the Brook Mine, including but not limited to increased costs to test and validate the viability of processing rare earth elements and other critical minerals at a commercial scale;
●	Timely delivery of our product by rail and other transportation carriers;
●	Late payments of accounts receivable by our customers;
●	Cost overruns in our purchases of equipment needed to complete our mine development plans;
●	Delays in completion of development of our various mines, processing plants and refuse disposal facilities, which would reduce the coal we would have available to sell and our cash flow from operations; and
●	Adverse changes in the metallurgical coal markets that would reduce the expected cash flow from operations.

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

Refer to Note 5 of Part I, Item 1, for information regarding the Company’s Revolving Credit Facility and indebtedness.

There were no material changes to the Company’s contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company's contractual commitments and obligations include repayments of long-term debt, including senior unsecured notes and convertible senior notes, minimum coal lease and royalty obligations, payments under financing and operating leases, take-or-pay obligations associated with rail and export terminal transportation contracts, and insurance premium financing. In addition, the Company has asset retirement obligations and workers' compensation and occupational disease obligations that represent additional material cash requirements.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the three months ended March 31, 2026.

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

	Three months ended March 31,
(In thousands)	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income (loss)	$(18,319)	$(9,457)
Depreciation, depletion, and amortization	16,613	17,542
Interest expense, net	334	2,230
Income tax expense (benefit)	(5,835)	(4,290)
EBITDA	(7,207)	6,025
Stock-based compensation	4,908	3,361
Accretion of asset retirement obligation	506	402
Adjusted EBITDA	$(1,793)	$9,788

Non-GAAP revenue per ton sold - Non-GAAP revenue per ton sold (FOB mine) is calculated as coal sales revenue less transportation revenues and demurrage, divided by tons sold. We believe revenue per ton sold (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly-traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute to revenue under U.S. GAAP.

	Three months ended March 31,		Increase
(In thousands)	2026	2025	(Decrease)
Metallurgical Coal Segment
Revenue	$121,613	$134,656	$(13,043)
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	20,202	19,042	1,160
Non-GAAP revenue (FOB mine)	$101,411	$115,614	$(14,203)
Tons sold	892	946	(54)
Non-GAAP revenue per ton sold (FOB mine)	$114	$122	$(8)

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

	Three months ended March 31,		Increase
(In thousands)	2026	2025	(Decrease)
Metallurgical Coal Segment
Cost of Sales:	$108,514	$112,220	$(3,706)
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	19,967	18,998	969
Idle and other costs	1,367	459	908
Non-GAAP cash cost of sales	$87,180	$92,763	$(5,583)
Tons sold	892	946	(54)
Non-GAAP cash cost per ton sold (FOB mine)	$98	$98	$-

Refer to coal sales information for cost per ton sold (GAAP basis) calculations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer, who serves as our principal executive officer, and our chief financial officer, who serves as our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The availability and reliability of transportation facilities, fluctuations in transportation costs, and recent increases in fuel prices could affect the demand for our coal or impair our ability to supply coal to prospective customers.

Transportation logistics play an important role in allowing us to supply coal to prospective customers. Any significant delays, interruptions, or other limitations on the ability to transport our coal, including those similar to the rail-related constraints we experienced in 2022, could negatively affect our operations. Delays and interruptions of rail services because of accidents, failure to complete construction of rail infrastructure, infrastructure damage, lack of rail or port capacity, weather-related problems, governmental regulation, terrorism, strikes, lockouts, third-party actions or other events could impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer's purchasing decision. In particular, we have experienced significant increases in the price of diesel fuel, which has contributed to higher transportation costs across our supply chain. Fuel prices, including diesel, are subject to volatility driven by global supply and demand dynamics, geopolitical events (such as war in Iran), refining capacity constraints, and regulatory changes, and we can provide no assurance that diesel prices will stabilize or decline in the near term. Increases in transportation costs, including increases resulting from emission control requirements, elevated fuel prices (including in the price of locomotive diesel fuel), and demurrage, could make our coal less competitive, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S. and globally, including adverse factors such as inflation, rising interest rates, supply chain disruptions and the impacts of the wars in Ukraine and Iran, significantly impact our business. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

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

The ongoing wars in Ukraine and Iran have had a broad range of adverse impacts on global economic conditions, some of which have had and are likely to continue to have adverse impacts on our business, including increased raw material and energy costs, softer customer demand and lower steel prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes all share purchases for the three months ended March 31, 2026:

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (2)

January 1, 2026 - January 31, 2026	—	$—	—	$100,000
February 1, 2026 - February 28, 2026	77,795	$19.97	—	$100,000
March 1, 2026 - March 31, 2026	1,032,202	$14.56	1,032,202	$84,971
	1,109,997		1,032,202

(1)	Includes the repurchase of 77,795 shares in net settlement of restricted stock awards to satisfy minimum tax obligations during the month ended February 28, 2026. The value of common stock surrendered by employees is determined based on the price of the Company’s common stock at the time of relinquishment. The Company paid an average price per share of $19.97 in employee tax withholding obligations related to net share settlements during the month ended February 28, 2026. The Company did not repurchase any shares in net settlement of restricted stock awards to satisfy minimum tax obligations during the months ended January 31, 2026 or March 31, 2026.
(2)	In December 2025, the Board of Directors authorized the repurchase of up to $100 million of Company's Class A common stock over a period of 24 months. The 2025 Stock Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. The Company paid an average price per share of $14.56 related to the repurchase of shares during the month ended March 31, 2026.

Working Capital Restrictions and Limitations Upon the Payment of Dividends

Our Revolving Credit Facility includes certain limitations on our ability to pay dividends and includes affirmative and negative covenants that may indirectly constrain the Company’s working capital. Refer to Note 5 of Part I, Item 1 for information regarding the Company’s Revolving Credit Facility and indebtedness.

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

Unresolved Staff Comment

By letter dated March 25, 2026, the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the "Staff") issued written comments to the Company regarding its Form 10-K for the fiscal year ended December 31, 2025. As of the date of this filing, the comments remain unresolved. The comments relate to the Company's disclosures concerning the Brook Mine Rare Earth Project and the technical report summary filed as Exhibit 96.5, including the conformity of those disclosures with Subpart 1300 of Regulation S-K, the content requirements of Items 1302(d) and 601(b)(96) of Regulation S-K applicable to the technical report summary, and the reconciliation of certain production and financial assumptions to the estimates in the technical report summary.

The Company has been in communication with the Staff, is in the process of preparing responses to the comments, and expects to be able to respond fully to the comments.

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

RAMACO RESOURCES, INC.

May 11, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 11, 2026	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)