Form 10-K/A
period 2025-12-31
Ramaco Resources, Inc.
filed 2026-07-24
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

Certain information required to be furnished pursuant to Part III of this Annual Report on Form 10-K, as amended, is set forth in, and is hereby incorporated by reference herein from, the definitive proxy statement for our 2026 Annual General Meeting of Stockholders, which was filed by Ramaco Resources with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2025.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Ramaco Resources, Inc. (the “Company”) for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “Commission”) on February 26, 2026 (the “Original 10-K Filing”), is being filed solely: (i) to revise Parts I and II to clarify that the study prepared by the Fluor Corporation titled “Preliminary Economic Assessment” referenced in the Original 10-K Filing (the “Fluor Study”) was a conceptual study not prepared in accordance with Subpart 1300 of Regulation S-K and to refer to such study as the “Fluor Study”; (ii) to remove statements asserting the technical and economic viability of the Company’s Brook Mine rare earth/critical minerals project; (iii) to revise disclosures regarding the Company’s Brook Mine to characterize the project as an exploration stage property with respect to critical mineral operations, which also required a revision to the description of the Company and the Brook Mine, and to add cautionary language (a) indicating that there is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine and (b) to highlight that there is no certainty that any part of the inferred mineral resources estimated will be converted into mineral reserves; (iv) to amend and refile Exhibit 96.5 Technical Report Summary - Brook Mine - Initial Assessment, dated July 24, 2026, with an effective date of December 31, 2025 (the “TRS”), which is current as of December 31, 2025, to conform to Subpart 1300 and Item 601(b)(96) of Regulation S-K, including, but not limited to, adding additional disclosure of metallurgical testing and recoveries, resource estimation methodology and cut off grade, clarification of CMO tonnage/grade/contained metal, commodity price assumptions (basket price), cost accuracy/contingency levels, and that reasonable prospects of economic extraction, in particular for inferred resources, do not equate to economic viability; (v) to update references to the TRS to reflect the filing of the revised TRS; (vi) to revise or add certain tables and related footnotes in Item 2 to reflect updated mineral resource disclosures and to add disclosure regarding the qualified persons who prepared the TRS; (vii) to update references on the cover page and in Part III of the Original 10-K Filing regarding the incorporation by reference of portions of the Company’s proxy statement into Part III of this Annual Report on Form 10-K, as amended; (viii ) to correct the description of Exhibit 101 and to correct references to certain technical report summaries listed as Exhibits 96.1 through 96.5 on the Exhibit Index in Part IV, Item 15; and (ix) to include the signature of a director that was inadvertently omitted from the signature page of the Original 10-K Filing. The foregoing revisions were made in response to comments from the staff of the Commission.

For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K Filing, in its entirety; however, this Amendment only amends and restates the following Items to the extent necessary to reflect the changes described in the paragraph above:

●	Cover page and Part III. Revisions to the cover page and Part III reflect the Company's filing of its definitive Proxy Statement for the 2026 Annual Meeting of Shareholders on April 27, 2026, and the incorporation by reference of relevant portions of that Proxy Statement as contemplated by the Original 10-K Filing.
●	Part I, Item 1. Business
●	Part I, Item 1B. Unresolved Staff Comments
●	Part I, Item 2. Properties
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part IV, Item 15. Exhibits and Financial Statement Schedules
●	Signature Page
●	Exhibit 96.5 Technical Report Summary - Brook Mine - Initial Assessment, dated July 24, 2026, with an effective date of December 31, 2025. This revised Technical Report Summary is being filed in response to comments from the staff of the Commission regarding the Technical Report Summary previously filed by the Company relating to its Brook Mine Property. This revised Technical Report Summary is presented as of December 31, 2025, and, except for limited confirmatory events and information set forth therein, expressly excludes consideration of any events, updates, or changes that may have occurred subsequent to such date.

Except as described above, this Amendment does not alter or update any other information contained in the Original 10-K Filing. The Original 10-K Filing continues to speak as of the date of the Original 10-K Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing, and the Company’s filings made with the Commission subsequent to the filing of the Original 10-K Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment. Because this Amendment includes financial statements, the Company is also including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART I

Item 1. Business

General

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. The Company is an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, and southwestern Virginia and is exploring a coal, rare earth and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and critical mineral exploration property near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine is currently an exploration stage property with respect to its rare earth element and critical mineral operations. The Brook Mine initially produced representative material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals and establishing mineral reserves and resources. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 14--Segment Reporting in Item 8, Part II for additional information.

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

Our Knox Creek Complex includes a preparation plant and 88,850 acres of controlled mineral rights. The Complex currently produces mid and high-volatile metallurgical coal and also processes and ships coal from other third-party operators. The Company closed its Jawbone mine during 2024, which was nearing the end of its mine life and experiencing higher costs of production. In November 2025, the Company acquired what it refers to as the Russell County property which are contiguous with the Knox Creek complex and which creates an opportunity to significantly increase the coal reserves and resources at Knox Creek.

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

Our Brook Mine property consists of approximately 15,800 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal in 2022. The mine is currently at an exploration stage and is undergoing rigorous third-party testing and analysis to assess the potential for commercial development of rare earth elements and critical minerals.

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

The Company’s Brook Mine is believed to host a rich and unconventional deposit of rare earth elements and critical minerals embedded in coal seams and carbonaceous clays and shales. Based on the latest technical studies, the mine contains both light and heavy magnetic rare earth elements—including neodymium (Nd), praseodymium (Pr), dysprosium (Dy) and terbium (Tb)—which are essential for permanent magnets, lasers, and defense systems. In addition, the deposit includes high-value critical minerals such as gallium (Ga), germanium (Ge), and scandium (Sc), which are used in semiconductors, aerospace alloys, and advanced communication technologies. The rapid growth and expansion of uses for rare earth elements and critical minerals in modern technologies is expected to drive substantial global demand growth in the years ahead.

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

Our Strategy

Our business strategy is to increase stockholder value through sustained earnings growth, cash flow generation and dividends by:

Developing and Operating Our Metallurgical Coal Properties. We have 85 million reserve tons and an additional 1,337 million measured and indicated resource tons of high-quality metallurgical coal with attractive quality characteristics across high-volatility and low-volatility segments. This geologically advantaged resource and reserve base allows for flexible capital spending in challenging market conditions.

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

Advancing our Initiatives in Rare Earth Elements, Critical Minerals, and Advanced Carbon Products. We are also focused on the development of rare earth elements and critical minerals, including gallium, germanium and scandium which are, from time to time subject to strict export licensing requirements and changing destination-specific restrictions (including export bans or restrictions to the United States imposed by the Chinese government), as well as the potential commercialization of coal-to-carbon-based products and materials. These initiatives provide additional growth opportunities in future periods. We had a ribbon cutting and groundbreaking at our rare earth and other critical mineral mine, the Brook Mine, on July 11, 2025. The advancement of this mine and overall project is ongoing.

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

We control the majority of the coal and related mining rights within the existing permitted areas and our current mine plans, as well as the surface for our surface facilities, through lease agreements with McDonald Land Company among others. We estimate that the Elk Creek Complex contains reserves capable of yielding approximately 29 million tons of clean saleable metallurgical coal as well as additional measured and indicated metallurgical coal resource tons of 211 million. The current estimated mine life for the Elk Creek Complex is 15 years; however, it is likely that future mines will be planned and scheduled, as necessary, to meet our production goals aligned with market conditions.

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

A large portion of our controlled coal reserves are permitted through existing, issued permits, and we continue actively pursuing multiple new permits.

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

Berwind Mining Complex

Our Berwind Complex is located on the border of West Virginia and Virginia and is well-positioned to fill the anticipated market for low-volatile coals. The Berwind property consists of approximately 62,500 acres of controlled mineral rights, including the Amonate acquisition. We estimate that the Berwind Complex contains coal reserves capable of yielding approximately 18 million tons of clean saleable metallurgical coal as well as additional measured and indicated metallurgical coal resource tons of 634 million. We estimate that the mine life for the Berwind Complex is over 20 years.

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

In November of 2025, we acquired certain leases and properties from Coronado Global Resources, Inc., referred to as the Russell County property. These leases are contiguous with the Knox Creek property and preparation plant, and we believe may contain significant tons of high-volatile metallurgical coal. These leases and properties are geologically and logistically advantaged and can potentially extend the physical and economic life of the Knox Creek complex.

Excluding the Russell County property described above, we estimate that the Knox Complex contains reserves capable of yielding approximately 8 million tons of clean saleable metallurgical coal as well as additional measured and indicated metallurgical coal resource tons of 277 million. We estimate that the mine life for the Knox Creek Complex is 30 years. The Company closed its Big Creek Jawbone mine during 2024, which was nearing end of mine life and experiencing higher cost production.

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

We estimate that the Maben Complex contains reserves capable of yielding approximately 30 million tons of clean saleable metallurgical coal as well as additional measured and indicated metallurgical coal resource tons of 216 million. The current expected mine life for the Maben Complex is 15 years; however, it is anticipated that future mines will be planned and scheduled, as necessary, from resource areas within the complex, to meet internal production goals aligned with market conditions.

Brook Mine

The property is located in northeastern Wyoming, near Sheridan, and consists of approximately 15,800 acres of controlled mineral rights and a research and development facility that were acquired as part of the purchase of Ramaco Coal during 2022. The property includes a thermal coal deposit as well as a large unconventional deposit of rare earth elements and other critical minerals sourced from coal and carbonaceous feed material. This property is also being used to support the Company’s possible expansion into the manufacture and commercialization of advanced carbon products and materials from coal.

A mineral resource estimate was released for the Brook Mine in September 2025 based on a Technical Report Summary of the Brook Mine completed by Weir International Inc. (“Weir”), which was subsequently revised in July 2026 (which is current as of December 31, 2025) (the “TRS”) and is filed as Exhibit 96.5 hereto. The TRS utilizes certain project-specific technical information included in a conceptual study (the “Fluor Study”) completed by Fluor Corporation (“Fluor”). The Fluor Study was not prepared in accordance with Regulation S-K Subpart 1300 requirements. The mineral resource estimates are not mineral reserves and do not meet the threshold for reserve modifying factors that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resource estimates will be converted into mineral reserves.

Preliminary findings indicate elevated concentrations of a number of rare earth elements and critical minerals which include heavy magnetic rare earth elements, like terbium and dysprosium, and other critical minerals, like gallium, germanium and scandium. The Company continues to develop its processing approach for critical minerals and rare earth elements within the current Brook Mine permit area.

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

In connection with our advanced carbon products business, the Company holds more than 70 intellectual property patents and pending applications related to the conversion of low-cost carbon feed material into higher-value carbon products as well as exclusive licensing agreements, all of which have a remaining duration of 14-20 years.

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

Additionally, the Company faces, or is expected to face, competition both domestically and globally in the rare earth element and other critical mineral market. China accounts for the significant majority of global rare earth element and other critical mineral production and also dominates the manufacture of metals from rare earth elements, capabilities that are not currently present at scale in the U.S. There is potential competition from emerging players within the rare earth element and other critical mineral market.

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

Item 1B. Unresolved Staff Comments

The Company received a comment letter, dated August 19, 2025, from the staff of the Division of Corporation Finance of the SEC (the “Staff”) relating to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025. The Staff’s comments principally concerned: (i) our disclosures and public statements regarding the Fluor Study for the Brook Mine rare earth elements and critical minerals project, including the basis for statements characterizing the project as technically and economically viable in light of the AACE Class 5 classification and the conceptual nature of the underlying exploration target; (ii) the consistency of our disclosures regarding the preparation of the Fluor Study under Regulation S-K Subpart 1300 with our release of a Company-prepared summary and references to the AACE classification system; and (iii) whether our plans to commence carbon ore mining activities and to construct a pilot-scale concentrate processing facility could result in a material change to our operating results or financial condition in future periods, and our related considerations under Item 303 of Regulation S-K.

In response, we explained that the conclusions regarding technical and economic viability referenced in our disclosures were those of Fluor Corporation as set forth in its conceptual study, based on then-available information and Company-provided pricing, and that the Class 5 designation reflects the preliminary level of project definition and expected accuracy for early-stage cost estimates. We also clarified that our Company-prepared summary of the Fluor Study was released in accordance with the disclosure framework of Regulation S-K Subpart 1300, that the summary was not a Technical Report Summary under Subpart 1300 and appropriately referenced the AACE classification system. We committed to update the operating results and financial conditions if they change in future periods.

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

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A “Risk Factors”

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It is reasonable to expect that the majority of inferred mineral resources could be upgraded to indicated or measured mineral resources with continued exploration. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. You are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A “Risk Factors”

The information that follows relating to the Elk Creek Complex, Berwind Complex, Knox Creek Complex, and Maben Complex is derived, for the most part, from, and in some instances is an extract from, the TRS relating to such properties prepared in accordance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Further details on the supporting information to this summary content is available in the respective TRS. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report.

Item 2 Properties, Figure 1 below shows the location of our mining properties and offices as of December 31, 2025:

WGS 1984
N
Calgary
Brook Mine Property
Great Plains
UNITED
STATES
Denver
Lake
Superior
Ottawa
Toronto
Detroit
Chicago
New York
Washington
St. Louis
Elk Creek
Complex
Operations
Center
Executive
Headquarters
Maben Mine
Appalachian Mountains
Knox Creek
Complex
Berwind
Complex
Atlanta
Dallas
Houston
Monterrey
MÉXICO
Gulf of
Mexico
0 125 250 500 750 1,000
Miles
WEIR
Weir International, Inc.
Mining, Geology and Energy Consultants
Job 6434
March 2025

Figure 1
Ramaco US Operations

General Location Map
Ramaco Properties and Office Locations

Prepared For
Ramaco Resources, Inc.

At December 31, 2025, we had four mining properties, as summarized in the table below (tons produced in 000s), excluding the RAM Mine and Brook Mine properties:

					Clean Tons	Clean Tons	Clean Tons
		Controlled			Produced	Produced	Produced			Processing Facilities -
	Location	Acres	Yrs	Stage	2023	2024	2025	Mine Type	Quality	Transportation
Elk Creek Complex	Logan, Wyoming, and Mingo Counties, WV	20,200	15	Production	2,031	2,286	2,719	Underground, Highwall, Surface	High Volatile A, A/B, B	Elk Creek Preparation Plant - CSX RR, Truck
Berwind Complex	McDowell County, WV, Buchanan and Tazewell Counties, VA	62,500	20+	Production	601	794	698	Underground, Highwall, Surface	Low and Mid Volatile	Berwind Preparation Plant - Truck, Norfolk Southern RR
Knox Creek Complex	McDowell County, WV, Buchanan, Russell, and Tazewell Counties, VA	88,850	30	Production	370	326	164	Underground, Highwall, Surface	Mid and High Volatile A	Knox Creek Preparation Plant - Truck, Norfolk Southern RR
Maben Complex	Wyoming and Raleigh Counties, WV	28,000	15	Production	172	265	244	Underground, Highwall, Surface	Low Volatile	Maben Preparation Plant - Truck, Norfolk Southern RR
Total		199,550			3,174	3,671	3,826

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

Brook Mine

The Brook Mine is an exploration stage property located approximately nine miles northwest of Sheridan, Wyoming in Sheridan County, Wyoming. The Brook Mine is located within the Sheridan Coal Field within the northwestern portion of the Powder River Basin coal producing region of the United States.

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

A mineral resource estimate was released for the Brook Mine in September 2025 based on a TRS of the Brook Mine completed by Weir, which was subsequently revised in July 2026 (which is current as of December 31, 2025) and is filed as Exhibit 96.5 hereto. The qualified persons that prepared the revised Brook Mine TRS are employees of Weir, except for Mr. Mike Woloschuk, who is an employee of Ramaco. The TRS utilizes certain project-specific technical information included in the Fluor Study, a conceptual study prepared by Fluor Corporation. The Fluor Study was not prepared in accordance with Regulation S-K Subpart 1300 requirements. The mineral resource estimates are not mineral reserves and do not meet the threshold for reserve modifying factors that would allow for conversion to mineral reserves. There is no certainty that any part of the initial resource estimates will be converted into reserves.

The Company continues to evaluate the commercial and technical feasibility of extracting critical minerals, including rare earth elements within the current Brook Mine permit area. Preliminary findings indicate elevated concentrations of a number of rare earth elements and other critical minerals which include heavy magnetic rare earth elements, like terbium and dysprosium, and critical minerals, like gallium, germanium and scandium.

Additional drilling and sampling has occurred since the issuance of the September 2025 TRS. Weir has reviewed the three completed holes and determined that the new assays are in-line with the results of the TRS. Once all sampling and analysis is complete, a detailed assessment will be completed to incorporate the latest exploration information into the mineral resource model.

The gross investment in the Brook Mine property was $12 million as of December 31, 2025.

The Brook Mine initially produced representative mineralized material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves and resources. Subject to the results of such testing, the Brook Mine is expected to produce a mix of refined rare earth element and other critical mineral products, as well as sub-bituminous thermal coal for domestic consumption.

We are unaware of any significant encumbrances to the Brook Mine.

Other Properties

Refer to the discussion of our RAM Mine under Item 1. “Business - Our Projects” for information about this property, which does not have any current coal resources or reserves and therefore is not included in the disclosures of mineral resources and reserves at December 31, 2025 to follow.

Summary of Mineral Resources and Reserves

Summaries of mineral resources and reserves at our material properties as of December 31, 2025, are set forth in Tables 1a., b., and c. and Table 2. A maiden inferred mineral resource of rare earth elements and other critical minerals and thermal coal at the Brook Mine is disclosed in Tables 1b. and c., respectively.

Table 1a. Summary of Mineral Resources (Metallurgical Coal) at the end of Fiscal Year ended December 31, 2025

	In-Place Resources (000 Tons)			(000 Tons)	Coal Quality (Dry Basis) Raw
	Measured	Indicated	Total	Inferred	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Geographic Area: West Virginia and Virginia, USA

Berwind Complex
Red Ash 2	15,740	-	15,740	-	8.25	86.48
Tiller	11,230	-	11,230	-	22.38	92.68
Greasy Creek 2	3,325	-	3,325	-	30.55	97.27
Pocahontas 11	8,030	-	8,030	-	22.64	91.73
Pocahontas 10	11,075	-	11,075	-	15.90	87.94
Pocahontas 9-2	33,226	45	33,271	-	17.00	86.95
Pocahontas 9-1	9,700	15,920	25,620	4,495	17.00	88.61
Pocahontas 6	8,303	-	8,303	-	38.10	101.74
Pocahontas 5	41,755	1,512	43,267	-	11.40	85.44
Pocahontas 4	50,233	6,683	56,916	-	18.20	88.96
Pocahontas 3	127,914	8,481	136,395	-	16.19	88.02
Squire Jim	243,471	37,734	281,205	-	25.00	94.39
Berwind Complex Total	564,002	70,375	634,377	4,495	20.41	91.06

Knox Creek Complex
Big Creek Property	35,775	-	35,775	-	14.10	91.42
Knox Creek Property	234,093	6,580	240,673	-	13.62	87.77
Knox Creek Complex Total	269,868	6,580	276,448	-	13.68	88.28

Elk Creek Complex
Ram Surface	96,776	12,626	109,402	-	15.42	88.42
Crucible Deep	2,285	730	3,015	-	8.74	84.04
Stonecoal No. 2 Alma Deep Mine	16,202	2,917	19,119	-	11.58	84.93
Rockhouse Eagle Deep Mine	4,065	35	4,100	-	19.62	89.07
Moorfork Mine	2,390	360	2,750	-	15.49	82.24
Bens Creek Deep Mine	15,510	24,425	39,935	-	25.83	93.81
Lower War Eagle	4,965	2,870	7,835	70	21.76	90.64
Glen Alum Tunnel #1 Deep Mine	9,295	10,855	20,150	815	4.80	81.13
Gilbert Deep Mine	2,085	2,565	4,650	85	23.56	92.66
Elk Creek Complex Total	153,573	57,383	210,956	970	16.60	88.59

Maben Complex
Sewell	13,336	1,153	14,489	-	12.20	82.90
Welch	378	-	378	-	N/A	88.60
Little Raleigh	748	273	1,021	-	43.95	105.50
Beckley	43	-	43	-	9.82	87.90
Lower Beckley	32,210	1,184	33,394	-	15.43	86.10
Fire Creek	536	288	824	-	N/A	89.17
Pocahontas No. 9	1,042	51	1,093	-	N/A	89.17
Pocahontas No. 6	33,780	1,826	35,606	-	18.35	91.10
Pocahontas No. 4	51,732	2,175	53,907	-	24.99	87.40
Pocahontas No. 3	71,179	3,767	74,946	-	22.21	94.80
Maben Complex Total	204,984	10,717	215,701	-	20.63	90.19

Grand Total	1,192,427	145,055	1,337,482	5,465

Notes:

●	There is no certainty that any part of the Mineral Resources estimated will be converted into Mineral Reserves. Mineral Resources reported here are exclusive of Mineral Reserves. The point of reference for the coal resource is in-place.

●	The assessment of reasonable prospects for economic extraction assumes coal resources amenable to underground mining methods have 2.0 feet minimum seam thickness, and those coal resources amenable to surface and highwall mines have a 1.0 foot minimum seam thickness, area mining with a cutoff stripping ratio of 20:1, and primarily metallurgical low and mid-volatile coal at the Berwind Complex realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile coal at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB Mine), primarily metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine), and primarily metallurgical low-volatile coal at the Maben Complex realizing a sales price of $153 per ton and cash cost of $116 per clean ton (FOB Mine) based on their respective TRS reports, which can be found in the Exhibits.
●	For each complex, the time frame over which the coal sales price is assumed is the life of mine, which is: 20 years for the Berwind Complex; 30 years for the Knox Creek Complex; 15 years for the Elk Creek Complex; and 15 years for the Maben Complex.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 1b. Summary of Mineral Resources (Rare Earths and Other Critical Minerals) at the end of Fiscal Year ended December 31, 2025

Geographic Area: Wyoming, USA Brook Mine
		In-Situ Element Grade (ppm)							Contained Metal Oxide Tonnage (tonnes)
	Rock Mass (M tonnes)	Dy	Ga	Ge	Nd	Pr	Sc	Tb	Dy	Ga	Ge	Nd	Pr	Sc	Tb
Category
Inferred	521.1	6.2	18.7	2.2	39.9	10.5	17.4	1.1	3,708	13,132	1,621	34,572	6,587	13,874	982

Notes:

●	Coal and the rare earths and other critical minerals resources are considered collectively in the evaluation of reasonable prospects of economic extraction with estimated revenues as follows: $850/kg Dy2O3, $770/kg Ga2O3, $2,435/kg GeO2, $130/kg Nd2O3, $130/kg Pr6O11, $3,750/kg Sc2O3, $3,000/kg Tb4O7, and $13.23/tonne thermal coal. The time frame over which the commodity prices were assumed was 40 years which represents the life of mine for the initial assessment supporting the mineral resources.
●	Rare earth elements and other critical minerals processing recoveries are as follows: 82% Dy2O3, 67% Ga2O3, 94% GeO2, 92% Nd2O3, 92% Pr6O11, 70% Sc2O3, 94% Tb4O7. An overall recovery of 90 percent was applied to the thermal coal.
●	Open pit mining methods are assumed with mining costs of $1.33 per tonne used for resource constraining pit shell generation. A mining cost adjustment factor (MCAF) of 0.90 was used for rare earths and other critical minerals and waste rock types to account for the 45X production tax credit assumed.
●	A Net Smelter Return (NSR) marginal rare earths and other critical minerals cutoff of $67.69 per metric tonne of rock was used to classify the rare earths and other critical mineral resources as an Inferred Mineral Resource within the optimized pit shell. The marginal rare earths and other critical minerals cutoff consists of $69.80 per tonne of processing costs, $1.44 per tonne of G&A and $3.97 per tonne of rare earths and other critical minerals residue handling costs as well as an offset to the costs of 10 percent (-$7.52 per tonne) from the 45X production tax credit. NSR = (69.80 + 1.44 + 3.97) × (1 − 10%)
●	Rare earths and other critical mineral resources were constrained within a revenue factor 1.0 pit shell.
●	The point of reference for the mineral resources is in-place.
●	Resource tonnes and contained metal oxide tonnes are metric.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 1c. Summary of Mineral Resources (Thermal Coal) at the end of Fiscal Year ended December 31, 2025

Geographic Area: Wyoming, USA Brook Mine

	In-Situ Coal Tonnage (000 Tonnes)	Average Seam Thickness (ft)	Average Relative Density	Average Total Moisture (% AR)	Average Ash (% AR)	Average Total Sulfur (% AR)	Average Calorific Value (Btu/Lb)
Category
Inferred	80,948	5.1	1.34	23.3	9.3	0.95	8,734

Notes:

●	Coal and the rare earths and other critical minerals resources are considered collectively in the evaluation of reasonable prospects of economic extraction with estimated revenues as follows: $850/kg Dy2O3, $770/kg Ga2O3, $2,435/kg GeO2, $130/kg Nd2O3, $130/kg Pr6O11, $3,750/kg Sc2O3, $3,000/kg Tb4O7, and $13.23/tonne thermal coal. The time frame over which the commodity prices were assumed was 40 years which represents the life of mine for the initial assessment supporting the coal resources.
●	Rare earth elements and other critical minerals processing recoveries are as follows: 82% Dy2O3, 67% Ga2O3, 94% GeO2, 92% Nd2O3, 92% Pr6O11, 70% Sc2O3, 94% Tb4O7. An overall recovery of 90 percent was applied to the thermal coal. The point of reference for the coal resource is in-place.

●	Open pit mining methods are assumed and mining costs of $1.33 per tonne were used for resource pit shell generation. A mining cost adjustment factor (MCAF) of 0.90 was used for targeted critical mineral and waste rock types to account for the 45X production tax credit assumed.
●	The effective marginal cutoff for coal resources is $0.05/tonne consisting of coal selling costs. Coal is sold as run of mine product, and no additional processing is planned.
●	A minimum seam thickness of two feet and the revenue factor 1.0 pit shell was used to constrain the coal Inferred Resources.
●	Resource tonnes are metric.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

Table 2. Summary of Mineral Reserves (Metallurgical Coal) at the end of Fiscal Year ended December 31, 2025

	Clean Coal Reserves (000 tons)			Average Coal Quality (Raw Dry Basis)
	Proven	Probable	Total	Ash (%)	Relative Density (Lbs./Cu.Ft.)
Geographic Area: West Virginia and Virginia, USA

Berwind Complex
Berwind No. 1 Deep Mine - Pocahontas 4	15,479	26	15,505	23.70	92.82
Laurel Fork Deep Mine - Pocahontas 3	2,321	-	2,321	10.60	84.32
Triple S Highwall Mine - Pocahontas 5	141	37	178	11.10	84.89
Berwind Complex Total	17,941	63	18,004	20.26	89.93

Knox Creek Complex
Big Creek Surface and Highwall Mine - Tiller 1-2	575	-	575	19.09	89.75
Big Creek Jawbone 1 Deep Mine	-	-	-	-	-
Big Creek Jawbone 1 Surface and Highwall Mine	210	-	210	18.40	89.50
Knox Creek Tiller Deep Mine - Jawbone 3	6,362	-	6,362	16.10	88.05
Kennedy No. 2 Deep Mine	720	-	720	13.60	86.48
Knox Creek Complex Total	7,867	-	7,867	16.69	88.43

Elk Creek Complex
Ram Surface No. 1 and Highwall Mine	740	-	740	17.68	88.72
Ram Surface No. 2 and Highwall Mine	342	-	342	17.68	88.72
Ram Surface No. 3 and Highwall Mine	3,798	397	4,195	15.79	87.83
Crucible Deep	3,932	395	4,327	10.38	84.11
Stonecoal No. 2 Alma Deep Mine	4,708	60	4,768	24.32	88.49
Michael Powellton Mine	720	45	765	40.70	103.20
Rockhouse Eagle Deep Mine	953	626	1,579	18.55	88.61
No. 2 Gas Deep Mine	4,090	488	4,578	22.30	91.40
Eight-Kay	1,390	240	1,630	12.32	85.73
Bens Creek Deep Mine	1,670	170	1,840	28.56	95.84
Glen Alum Tunnel #1 Deep Mine	2,380	2,190	4,570	5.94	81.78
Elk Creek Complex Total	24,723	4,611	29,334	17.29	87.86

Maben Complex
Maben Surface and Highwall	1,377	12	1,389	12.20	85.50
Crystal Beckley Deep Mine	1,508	-	1,508	15.40	86.10
Slick Rock Sewell Deep Mine	3,922	355	4,277	12.20	85.50
Allen Creek No. 1 Mine	22,615	-	22,615	22.20	94.80
Maben Complex Total	29,422	367	29,789	20.00	92.59

Grand Total	79,953	5,041	84,994

Notes:

●	Clean coal reserve tonnage based on underground mining recovery of 50 to 80 percent (contingent upon retreat mining capability), 90 percent for surface mining, 40 percent for highwall mining, theoretical preparation plant yield, and a 95 percent preparation plant efficiency. The point of reference is after preparation plant.
●	Mineral Reserves estimated for the Berwind Complex are based primarily on metallurgical low and mid-volatile coal realizing a sales price of $169 per ton at a cash cost of $101 per clean ton (FOB Mine), primarily metallurgical mid and high-volatile coal at the Knox Creek Complex realizing a sales price of $184 per ton and cash cost of $99 per clean ton (FOB mine), primarily metallurgical high-volatile A and high-volatile B coal at the Elk Creek Complex realizing a sales price of $131 per ton at a cash cost of $77 per clean ton (FOB Mine), and primarily metallurgical low-volatile coal at the Maben Complex realizing a sales price of $153 per ton and a cash cost of $116 per clean ton (FOB mine) based on their respective TRS reports, which can be found in the Exhibits.
●	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.

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

Weir prepared our mineral (coal) reserve reporting in compliance with the Regulation S-K Subpart 1300 requirements. Weir initiated this process with us by completing a historical project review as well as its validation of our complete drill hole database. Weir validated that property control is accurately reflected in mineral reserve modeling, verifying the latest property boundaries, including control by each seam. Weir also examined mineral reserve boundaries to ensure agreement with mining parameters, such as minimum thickness, minimum yield and minimum inter-burden between seams. Mineral resource classification is determined based on the expectation of our meeting these mining parameters. Weir also conducted mining integrity checks to ensure each mineral reserve area is minable.

In determining whether our mineral reserves meet this standard, we take into account, among other things, our potential ability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining or renewing mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. Further, the economic recoverability of our reserves is based on market conditions including contracted pricing, market pricing and overall demand for our coal. Thus, the actual value at which we no longer consider our reserves to be economically recoverable varies depending on the length of time in which the specific market conditions are expected to last. We consider our reserves to be economically recoverable at a price in excess of our cash costs to mine the coal and fund our ongoing replacement capital.

Summaries of the mineral resources and mineral reserves as of December 31, 2025 and December 31, 2024 are shown below. Weir employees served as the QP and prepared the estimates of mineral resources and mineral reserves at the Berwind Complex, Knox Creek Complex, Elk Creek Complex, and Maben Complex. Since a material change has not occurred from the last TRS filed for each of the Berwind, Knox Creek, Elk Creek, and Maben complexes, the previous years’ TRSs have not been updated. Refer to Exhibit 96.1, 96.2, 96.3, and 96.4 for access to the previous TRS for the Berwind Complex, Knox Creek Complex, Elk Creek Complex, and Maben Complex, respectively.

	Year ended December 31,		Year ended December 31,
	2025		2024
(in millions of tons)	Measured + Indicated In-Place Coal Resources	Proven + Probable Clean Coal Reserves	Measured + Indicated In-Place Coal Resources	Proven + Probable Clean Coal Reserves

Area
Berwind Complex	634	18	634	19
Knox Creek Complex	276	8	277	7
Elk Creek Complex	211	29	211	29
Maben Complex	216	30	230	11
Total	1,337	85	1,352	66

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

Additional details on the key assumptions and parameters relating to the mineral resources and mineral reserves are discussed in sections 11 and 12, respectively, of each TRS.

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

Overview

The Company is an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia, and southwestern Virginia and is exploring a coal, rare earth and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and critical mineral exploratory property near Sheridan, Wyoming (the Brook Mine). The Brook Mine is currently an exploration stage property with respect to its rare earth element and critical mineral operations. The Brook Mine initially produced representative material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and critical minerals at a full-scale commercial facility and ultimately establishing mineral reserves and resources. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal.

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

In 2023, we announced the discovery of a major deposit of primary magnetic rare earth elements and critical minerals at our mine, the Brook Mine near Sheridan, Wyoming. The Brook Mine rare earth elements and critical minerals site has what we believe to be the largest unconventional deposit of rare earth elements and critical minerals discovered to date in the United States, as well as the first new rare earth elements mine in the United States in 70 years. We had a ribbon cutting and groundbreaking at the Brook Mine in July 2025 and the overall advancement of this mine and processing project is ongoing.

Since the July groundbreaking of the Brook Mine, we have rapidly moved to build on this momentum to transition into what we believe will be the nation’s first dual platform critical minerals company focused on both metallurgical coal and rare earth elements and other critical minerals.

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

To support our transition and growth plans, in July 2025, the Company issued $65.0 million aggregate principal amount of our 2030 Senior Notes and, in early August 2025, we raised approximately $200.0 million from an offering of our Class A common stock (before deducting underwriting discounts and commissions and other offering expenses payable by the Company). Subsequently, in November 2025, the Company issued $345.0 million aggregate principal amount of our 2031 Convertible Senior Notes, and in December 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement that increased our available revolving credit commitments to $500 million (comprising an initial $350 million asset based revolving commitment plus a $150 million incremental accordion feature) and extended the stated maturity of the credit facility to December 30, 2030 (subject to a springing maturity tied to convertible indebtedness). The commitments under the previous Revolving Credit Agreement were $200 million with a $75 million accordion feature. We believe these capital raises and increased liquidity have positioned us to more effectively implement our planned evolution into a dual platform critical minerals company.

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

Recently, the Company has developed a fundamental alternative flowsheet design for the processing of potential rare earth elements and critical minerals from coal deposits. This process is both proprietary and patent-pending and has been developed by our new internal critical minerals processing team. This design improves upon the solvent extraction processing techniques previously modeled. Independent third-party testing, design, optimization and preparation of the change in flowsheet design are in process. As part of this new flowsheet analysis, Hatch is expected to provide a pilot plant re-design of the interior infrastructure of the pilot plant. The subsequent more detailed pre-feasibility study, also being prepared by Hatch, is now expected for completion by late 2026.

In the fourth quarter of 2025, the Company announced an initiative to establish a Strategic Critical Minerals Terminal ("SCMT") at the Brook Mine. This initiative is being pursued to help the private and public sector overcome supply chain risks and ensure uninterrupted access to strategic materials. The SCMT is designed to position us to become a comprehensive, vertically integrated upstream producer of critical minerals and rare earth elements in the United States. The SCMT is expected to provide long-term strategic stockpiling, storage, and inventory management solutions for our potential broad basket of critical minerals and rare earths. Any future stockpiling, storage, or inventory management activities at or related to the Brook Mine will depend upon, and cannot precede, the successful completion of exploration activities and subsequent studies and determinations required under Subpart 1300, and there is no assurance that we will establish mineral reserves or reach commercial-scale production.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which was filed with the SEC within 120 days after the close of our fiscal year.

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

++4.3	Description of Securities

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

16.1	Cherry Bekaert LLP letter, dated November 6, 2023 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2023).

16.2	Cherry Bekaert LLP letter, dated June 6, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 11, 2024).

19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2025).

++21.1	Subsidiaries of Ramaco Resources, Inc.

++23.1	Consent of Grant Thornton LLP

++23.2	Consent of Cherry Bekaert LLP

*23.3	Consent of Weir International, Inc.

*23.4	Consent of Mike Woloschuk

++31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

++31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

++32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++95.1	Mine Safety Disclosure.

96.1

Technical Report Summary Berwind Complex, dated April 4, 2023, with an effective date of December 31, 2022 (incorporated by reference to Exhibit 96.1 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A  filed with the Commission on April 7, 2023).

96.2

Technical Report Summary Knox Creek Complex, dated April 4, 2023, with an effective date of December 31, 2022 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on April 7, 2023).

96.3

Technical Report Summary Elk Creek Complex, dated November 22, 2022, with an effective date of December 31, 2021 (incorporated by reference to Exhibit 96.2 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Commission on January 10, 2023).

96.4

Technical Report Summary Maben Complex, dated March 13, 2025, with an effective date of December 31, 2024 (incorporated by reference to Exhibit 96.4 to the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2025).

*96.5	Technical Report Summary – Brook Mine – Initial Assessment, dated July 24, 2026, with an effective date of December 31, 2025.

97.1	Restatement Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 17, 2025).

*101

Interactive Data Files including the following information from this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, formatted in inline extensible business reporting language (“Inline XBRL”): (i) the Financial Statements listed on the first page of Item 8, and (ii) the related notes and schedules thereto.

*104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

*    Exhibit filed herewith.

** Exhibit furnished herewith.

++ Incorporated by reference to the corresponding exhibit to the Original 10-K Filing.

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

July 24, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 24, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

July 24, 2026	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)

July 24, 2026	By:	/s/ John C. Marcum
John C. Marcum
Chief Accounting Officer
(Principal Accounting Officer)

July 24, 2026	By:	/s/ Bryan H. Lawrence
Bryan H. Lawrence
Director

July 24, 2026	By:	/s/ Richard M. Whiting
Richard M. Whiting
Director

July 24, 2026	By:	/s/ Michael R. Graney
Michael R. Graney
Director

July 24, 2026	By:	/s/ C. Lynch Christian III
C. Lynch Christian III
Director

July 24, 2026	By:	/s/ Peter Leidel
Peter Leidel
Director

July 24, 2026	By:	/s/ Aurelia Skipwith Giacometto
Aurelia Skipwith Giacometto
Director

July 24, 2026	By:	/s/ David E. K. Frischkorn, Jr.
David E. K. Frischkorn, Jr.
Director

July 24, 2026	By:	/s/ Joseph Manchin, III
Joseph Manchin, III
Director

July 24, 2026	By:	/s/ Evan H. Jenkins
Evan H. Jenkins
Director