Form 10-Q
period 2026-06-30
Ramaco Resources, Inc.
filed 2026-08-05
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, the registrant had 51,875,261 and 11,512,978 outstanding shares of Class A and Class B common stock, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Ramaco Resources, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2025, originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2026, and subsequently amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 24, 2026 (as amended, “Annual Report”), as well as other filings of the Company with the SEC.

Forward-looking statements may include statements about:

●	the Brook Mine, the Company’s rare earth elements (“REE”) and other critical minerals project;
●	identification and implementation of commercially feasible extraction processes, and progress towards establishment of pilot and commercial production extraction facilities;
●	anticipated coal production levels, costs, sales volumes, and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal, steel, and rare earth elements and other critical mineral industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	the availability of the equipment and components necessary to construct our pilot and commercial production extraction facilities;
●	estimated quantities or quality of our metallurgical coal reserves and rare earth elements and other critical mineral inferred resources;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves or to fund the operations and growth of our business, including our rare earth elements and other critical mineral project and exploration;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal and rare earth elements and other critical mineral markets;
●	the price and demand for metallurgical coal, thermal coal, and rare earth elements and other critical mineral products;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on plant construction, demand, production, and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;
●	geology, equipment, permitting, site access and operational risks and new technologies related to our mining and exploration projects and mining in general;
●	transportation availability, performance, and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;

●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;
●	risks related to conflicts in Ukraine and Iran and the international community’s response;
●	our ability to successfully pursue our rare earth element and other critical minerals mining, processing, refining, and commercialization activities which is a type of mining we have not previously pursued;
●	the impacts of trade policy in the United States, China or other countries;
●	whether the estimates of rare earth element oxides and other critical minerals in the mineral resources of our Brook Mine are realized and whether we are ever able to establish rare earth element and other critical mineral reserves;
●	whether we are able to successfully develop the Brook Mine into a commercial scale mine;
●	risks related to weakened global economic conditions and inflation;
●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$282,535	$440,347
Accounts receivable	60,747	54,354
Inventories	100,367	87,155
Prepaid expenses and other	16,992	15,750
Total current assets	460,641	597,606
Property, plant, and equipment, net	533,200	511,943
Financing lease right-of-use assets, net	13,703	15,763
Advanced coal royalties	6,519	5,815
Other	10,615	9,442
Total Assets	$1,024,678	$1,140,569
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$49,964	$41,600
Accrued liabilities	50,091	54,724
Current portion of asset retirement obligations	997	1,797
Current portion of long-term debt	—	56
Current portion of financing lease obligations	7,446	7,281
Insurance financing liability	341	4,042
Total current liabilities	108,839	109,500
Long-term asset retirement obligations	34,754	33,122
Long-term financing lease obligations	8,162	10,184
Long-term debt, net	452,810	451,361
Deferred tax liability, net	34,306	44,309
Other long-term liabilities	9,740	8,527
Total liabilities	648,611	657,003

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 56,397,405 issued and 51,839,001 outstanding at June 30, 2026, and 55,170,042 issued and outstanding at December 31, 2025	457	445
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 11,506,082 at June 30, 2026 and 10,998,695 at December 31, 2025 shares issued and outstanding	111	106
Additional paid-in capital	475,891	483,326
Treasury stock, at cost: 4,558,404 shares at June 30, 2026 and zero at December 31, 2025	(66,343)	—
Retained earnings (accumulated deficit)	(34,049)	(311)
Total stockholders' equity	376,067	483,566
Total Liabilities and Stockholders' Equity	$1,024,678	$1,140,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
In thousands, except per-share amounts	2026	2025	2026	2025

Revenue	$144,799	$152,959	$266,412	$287,615

Costs and expenses
Cost of sales (exclusive of items shown separately below)	128,176	134,182	236,690	248,314
Asset retirement obligations accretion	483	402	989	804
Depreciation, depletion, and amortization	16,811	17,038	33,424	34,580
Selling, general, and administrative	17,577	15,181	37,862	29,783
Total costs and expenses	163,047	166,803	308,965	313,481

Operating income (loss)	(18,248)	(13,844)	(42,553)	(25,866)

Other income (expense), net	189	658	674	1,163
Interest expense, net	(1,519)	(2,818)	(1,853)	(5,048)

Income (loss) before tax	(19,578)	(16,004)	(43,732)	(29,751)
Income tax benefit (expense)	4,163	2,030	9,998	6,320
Net income (loss)	$(15,415)	$(13,974)	$(33,734)	$(23,431)

Earnings (loss) per common share *
Basic - Class A	$(0.26)	$(0.29)	$(0.56)	$(0.48)
Basic - Class B	$(0.13)	$(0.12)	$(0.28)	$(0.31)

Diluted - Class A	$(0.26)	$(0.29)	$(0.56)	$(0.48)
Diluted - Class B	$(0.13)	$(0.12)	$(0.28)	$(0.31)

* Refer to Notes 7 and 11 for dividends and earnings per common share information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional			Total
	Common	Common	Paid-	Treasury	Retained	Stockholders'
In thousands	Stock	Stock	in Capital	Stock	Earnings	Equity
Balance at January 1, 2026	$445	$106	$483,326	$—	$(311)	$483,566
Stock-based compensation	12	2	4,077	—	—	4,091
Shares surrendered for withholding taxes payable	(1)	—	(15,470)	—	—	(15,471)
Stock options exercised	2	—	(2,148)	—	—	(2,146)
Non-cash dividends declared and distributed	—	2	—	—	(2)	—
Cash dividend equivalent units	—	—	314	—	—	314
Common stock repurchases	—	—	—	(15,031)	—	(15,031)
Net income (loss)	—	—	—	—	(18,319)	(18,319)
Balance at March 31, 2026	458	110	470,099	(15,031)	(18,632)	437,004
Stock-based compensation	—	—	5,792		—	5,792
Common stock repurchases and related expenses	—	—	—	(51,312)	—	(51,312)
Non-cash dividends declared and distributed	—	1	—	—	(2)	(1)
Restricted shares surrendered	(1)	—	—	—	—	(1)
Net income (loss)	—	—	—	—	(15,415)	(15,415)
Balance at June 30, 2026	457	111	475,891	(66,343)	(34,049)	376,067

Balance at January 1, 2025	$438	$95	$292,739	$—	$69,534	$362,806
Stock-based compensation	6	1	3,354	—	—	3,361
Shares surrendered for withholding taxes payable	—	—	(2,680)	—	—	(2,680)
Cash dividends and dividend equivalents declared	—	—	—	—	(1,854)	(1,854)
Non-cash dividends declared and distributed	—	7	12,899	—	(6,556)	6,350
Non-cash dividends declared but not distributed	—	—	—	—	(3,278)	(3,278)
Net income (loss)	—	—	—	—	(9,457)	(9,457)
Balance at March 31, 2025	444	103	306,312	—	48,389	355,248
Stock-based compensation	—	—	4,751		—	4,751
Cash dividends and dividend equivalents declared	—	—	—		(1,864)	(1,864)
Non-cash dividends declared and distributed	—	—	3,278		—	3,278
Net income (loss)	—	—	—		(13,974)	(13,974)
Balance at June 30, 2025	444	103	314,341		32,551	347,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
In thousands	2026	2025
Cash flows from (used in) operating activities:
Net income (loss)	$(33,734)	$(23,431)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Accretion of asset retirement obligations	989	804
Depreciation, depletion, and amortization	33,424	34,580
Amortization of debt issuance costs	1,852	711
Stock-based compensation	9,883	8,113
(Gain)/loss on disposal of assets	(448)	—
Deferred income taxes	(10,003)	(6,338)
Changes in operating assets and liabilities:
Accounts receivable	(6,393)	17,639
Prepaid expenses and other current assets	(1,612)	6,158
Inventories	(13,212)	(15,952)
Other assets and liabilities	(43)	(789)
Accounts payable	3,692	7,491
Accrued liabilities	(6,825)	(7,207)
Net cash from (used in) operating activities	(22,430)	21,779

Cash flows from (used in) investing activities:
Capital expenditures	(44,630)	(35,461)
Capitalized interest	(791)	(713)
Other	1,043	(181)
Net cash used in investing activities	(44,378)	(36,355)

Cash flows from (used in) financing activities:
Proceeds from borrowings	—	47,000
Repayment of borrowings	(56)	(22,196)
Purchase of treasury shares	(65,934)	—
Payment of dividends	—	(4,340)
Repayments of insurance financing	(3,701)	(3,874)
Repayments of equipment finance leases	(3,442)	(4,146)
Payment of debt issuance costs	(252)	(67)
Shares surrendered for withholding taxes payable	(17,619)	(2,680)
Net cash from (used in) financing activities	(91,004)	9,697

Net change in cash and cash equivalents and restricted cash	(157,812)	(4,879)
Cash and cash equivalents and restricted cash, beginning of period	441,168	33,823
Cash and cash equivalents and restricted cash, end of period	$283,356	$28,944

Cash and cash equivalents	282,535	28,130
Restricted cash	821	814
Total cash, cash equivalents and restricted cash	283,356	28,944

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	$6,097	$3,615
Non-cash investing and financing activities:
Leased assets under financing leases	1,483	10,908
Capital expenditures included in accounts payable and accrued liabilities	18,982	12,153
Accrued dividends and dividend equivalents payable	314	32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. The Company is an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia, and is exploring a coal, rare earth, and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and other critical mineral exploration stage property near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine is currently an exploration stage property with respect to its rare earth element and other critical mineral operations. The Brook Mine initially produced representative material to serve as feedstock for testing, with the goal of eventually demonstrating the viability of processing rare earth elements and other critical minerals and establishing mineral reserves. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 12 for additional information.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

NOTE 2—CASH & CASH EQUIVALENTS

Cash & cash equivalents consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Cash	$60,031	$35,635
U.S. Treasury securities	222,504	404,712
Total cash & cash equivalents	$282,535	$440,347

U.S. Treasury securities held by the Company represent Level 1 securities within the fair value hierarchy and are measured at fair value.

NOTE 3—INVENTORIES

Inventories consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Raw coal	$44,817	$31,689
Saleable coal	47,610	48,522
Supplies	7,940	6,944
Total inventories	$100,367	$87,155

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Plant and equipment	$378,177	$390,359
Mining property and mineral rights	139,232	139,077
Construction in process	37,476	22,264
Capitalized mine development costs	237,160	221,852
Less: accumulated depreciation, depletion, and amortization	(258,845)	(261,609)
Total property, plant, and equipment, net	$533,200	$511,943

Depreciation, depletion, and amortization included:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Depreciation of plant and equipment	$11,192	$10,893	$22,422	$21,258
Amortization of right of use assets (finance leases)	1,762	2,002	3,461	3,894
Amortization and depletion of capitalized
mine development costs and mineral rights	3,857	4,143	7,541	9,428
Total depreciation, depletion, and amortization	$16,811	$17,038	$33,424	$34,580

NOTE 5—DEBT

Outstanding debt consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Equipment loans	$—	$56
Senior Notes, net	117,184	116,592
Convertible Senior Notes, net	335,626	334,769
Total debt	452,810	451,417
Current portion of long-term debt	—	56
Total long-term debt	$452,810	$451,361

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “2026 Senior Notes”). The outstanding principal was repaid in full on July 31, 2025 with the proceeds from the issuance of 8.250% Senior Unsecured Notes due 2030 described below.

8.375% Senior Unsecured Notes due 2029—On November 27, 2024, the Company completed an offering of $50.0 million, in the aggregate, of 8.375% Senior Unsecured Notes due 2029 and on December 11, 2024, the Company closed on an additional $7.5 million of aggregate principal amount of 2029 Senior Notes (collectively, the “2029 Senior Notes”). The 2029 Senior Notes mature on November 30, 2029, unless redeemed prior to maturity. The 2029 Senior Notes bear interest at a rate of 8.375% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on January 30, 2025. The Company may redeem the 2029 Senior Notes in whole or in part, at the Company’s option, at any time on or after November 30, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

Issuance-related costs for the 2029 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $3.1 million. These costs are reported as a debt discount which is being amortized over the term of the 2029 Senior Notes using the effective interest method. The outstanding principal remains at $57.5 million; however, the balance of the Senior Notes due 2029 reported at June 30, 2026 was $55.2 million, which is net of unamortized issuance-related costs of $2.3 million. The effective interest rate is approximately 9.78%.

8.250% Senior Unsecured Notes due 2030—On July 31, 2025, the Company completed a public offering of 8.250% Senior Unsecured Notes due 2030 having an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8.0 million of aggregate principal which was exercised by the underwriters on August 1, 2025 (collectively, the “2030 Senior Notes”). The 2030 Senior Notes mature on July 31, 2030, unless redeemed prior to maturity and bear interest at a rate of 8.25% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the 2030 Senior Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. The net proceeds from the offering of the 2030 Senior Notes were used to redeem all of the Company’s outstanding 2026 Senior Notes, with remaining proceeds to be used for general corporate purposes.

Issuance-related costs for the 2030 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $3.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2030 Senior Notes using the effective interest method. The outstanding principal remains at $65.0 million; however, the balance of the Senior Notes due 2030 reported at June 30, 2026 was $62.0 million, which is net of unamortized issuance-related costs of $3.0 million. The effective interest rate is approximately 9.62%.

0.0% Convertible Senior Notes due 2031—On November 4, 2025, the Company completed a public offering of 0.0% Convertible Senior Notes due 2031, having an aggregate principal amount of $300.0 million with an option for the underwriters to purchase an additional $45.0 million of aggregate principal which was exercised by the underwriters on November 5, 2025 (collectively, the “2031 Convertible Senior Notes”). The 2031 Convertible Senior Notes do not bear regular interest and the principal amount does not accrete. The 2031 Convertible Senior Notes mature on November 1, 2031, unless earlier repurchased, redeemed or converted.

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

Issuance-related costs for the 2031 Convertible Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $10.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2031 Convertible Senior Notes using the effective interest method. The outstanding principal remains at $345.0 million; however, the balance of the 2031 Convertible Senior Notes reported at June 30, 2026 was $335.6 million, which is net of unamortized issuance-related costs of $9.4 million. The effective interest rate is approximately 0.52%.

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

The borrowing base of the amended facility as of June 30, 2026 was $117.6 million based on eligible accounts receivable and inventory collateral and reserve requirements. There were no outstanding borrowings on the Revolving Credit Facility at June 30, 2026.

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

The terms of the Revolving Credit Facility include affirmative, negative and financial covenants that are customary for credit facilities of this type, including (among other things) covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. Certain of these covenants may indirectly constrain the Company’s working capital. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio and compensating balance requirements. A fixed charge coverage ratio of not less than 1.10:1.00 must be maintained by the Company during any period when excess availability is less than 12.5% of the maximum borrowing amount, tested as of quarter-end for the trailing four fiscal quarters. In addition, the Company must maintain an average daily cash balance of $5.0 million, as determined on a monthly basis, in a dedicated account as well as an additional $1.5 million and $1.0 million in separate dedicated accounts to assure future credit availability. At June 30, 2026, the Company was in compliance with all debt covenants under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the personal property of the Company and its subsidiaries that are loan parties, subject to certain exceptions and permitted liens; collateral expressly excludes any owned or leased real property or any improvements or fixtures thereon, and any owned or leased machinery and equipment and any proceeds thereof.

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

Fair Value—The Company’s 2029 Senior Notes had an estimated fair value of $58.7 million and $58.3 million at June 30, 2026 and December 31, 2025, respectively. The Company’s 2030 Senior Notes had an estimated fair value of $66.0 million and $65.7 million at June 30, 2026 and December 31, 2025, respectively. The Company’s 2031 Convertible Senior Notes had an estimated fair value of $256.2 million and $292.9 million at June 30, 2026 and December 31, 2025, respectively. The fair values of the Company’s debt instruments were based on publicly traded market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Other—Lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 6—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Accrued payables	$23,653	$23,652
Accrued compensation	15,838	20,188
Accrued sales-related taxes	3,529	2,360
Accrued dividends	172	1,467
Other accrued	6,899	7,058
Total accrued liabilities	$50,091	$54,724

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

The estimated aggregate liability for these items totaled $11.4 million and $10.2 million as of June 30, 2026 and December 31, 2025, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $8.3 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in prepaid expenses and other on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at June 30, 2026 and December 31, 2025.

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

Stock Repurchase Program—In December 2025, the Board of Directors authorized the repurchase of up to $100 million of Company's Class A common stock over a period of 24 months (“2025 Stock Repurchase Program”). Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The 2025 Stock Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. During the three months ended June 30, 2026, the Company repurchased 3,526,202 shares of its common stock under the 2025 Stock Repurchase Program at an average price per share of $14.44, including commissions and other repurchase costs. In total and for the six months ended June 30, 2026, the Company repurchased 4,558,404 shares of its common stock under the 2025 Stock Repurchase Program at an average price per share of $14.46, including commissions and other repurchase costs.

Stock-Based Awards—Stock-based compensation expense totaled $5.9 million and $4.8 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Stock-based compensation expense totaled $10.8 million and $8.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. New stock-based awards granted during the first six months of 2026 were for Class A common stock, all of which were granted in the first quarter of 2026 aside from a special award in the second quarter of 2026 with a grant date fair value of $0.7 million. There were no Class B stock-based awards granted during the first six months of 2026.

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

Stock Options—We granted options for the purchase of shares of our Class A common stock for $5.34 per share to two executives on August 31, 2016. During 2023, stock options of our Class B common stock were distributed to these individuals under the equitable adjustments discussed above. During the first quarter of 2026, options to purchase a total of 448,712 shares of Class A common stock and 89,742 shares of Class B common stock were exercised through a non-cash transaction having a combined intrinsic value of $2.4 million. As part of the exercise, 111,035 shares of Class A common stock and 35,313 shares of Class B common stock were surrendered for withholding taxes payable. The remaining options outstanding and unexercised at June 30, 2026 were 50,000 for Class A common stock and the corresponding Class B common stock equitable adjustment distribution, which were in-the-money at June 30, 2026, having a total intrinsic value of $0.3 million. These options were subsequently exercised on July 23, 2026.

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

On May 11, 2026, the Company announced that the Board of Directors declared a stock dividend of $0.1369 per share on the Company’s Class B common stock to be payable on June 26, 2026 to shareholders of record on June 12, 2026. Class B holders received 0.011977 of one share of Class B common stock for each share of Class B common stock held on the record date which was determined by dividing $0.1369 by the June 12, 2026 Class B closing price of $11.43.

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

Surety Bond—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at June 30, 2026 totaled approximately $38.0 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $7.3 million and $7.0 million for the three months ended June 30, 2026 and June 30, 2025, and $12.4 million and $12.7 million for the six months ended June 30, 2026 and June 30, 2025 respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of June 30, 2026, the Company’s remaining commitments under take-or-pay arrangements totaled $17.1 million, the majority of which relates to a multi-year contract with total remaining commitments of $12.3 million until the terms expire in the first quarter of 2028. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. However, as of June 30, 2026, the Company had no expected volume shortfall resulting in a need for an accrued liability.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. Losses related to such contingencies are accrued when/if loss is probable and the amount is reasonably estimable. No losses have been accrued in the consolidated financial statements with respect to such matters. Losses from certain injury-related matters are reasonably possible of occurring; however, an estimate of the possible range of loss cannot be made at this time as no litigation has progressed sufficiently through discovery and development of important facts and legal issues at this time. While it is possible that liability will be assessed against us in the matters discussed below, we currently deem that possibility to be remote.

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

Plaintiff claims their sale of the Plant to EMCOAL, Inc. was not completed and thus EMCOAL, Inc. did not have the right to sell the Plant to us. As a result of Ramaco purchasing the Plant from EMCOAL, Inc., Plaintiff claims in the complaint we are liable for conversion, unjust enrichment, and negligence. Plaintiff has sought damages for these alleged claims. We filed a motion to dismiss Plaintiff’s Amended Complaint against us on June 24, 2025 and that motion was subsequently denied. We filed our Answer to the Amended Complaint on November 21, 2025. The court has directed the Parties to be ready for trial “by March 2027” with the trial date to be set in a subsequent Scheduling Order. The Parties are currently engaged in discovery. We believe we have meritorious defenses to all claims in this matter.

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

During 2023, the defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of approximately $0.1 million during the second quarter of 2026, bringing the total loss recovery asset to approximately $4.8 million in Prepaid expenses and other on the Consolidated Balance Sheet as of June 30, 2026. The corresponding reduction of approximately $0.1 million during the second quarter of 2026 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

The matter is now pending before the District Court for a new trial for Hayseeds damages, as well as the court’s determination and award of attorney’s fees. The trial date is set for September 22, 2026.

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

The case is pending in the United States District Court for the Southern District of New York and was originally captioned Lynn Henning, Individually And On Behalf Of All Others Similarly Situated v. Ramaco Resources, Inc., Randall W. Atkins, And Jeremy R. Sussman, (Case No. 1:26-cv-00846). On April 22, 2026, the court appointed Andrew Clark, Phil McBride, and Edward Van Vliet as Co-Lead Plaintiffs. The case was also ordered to be styled as In Re Ramaco Resources, Inc. Securities Litigation. On May 5, 2026, the court entered a Scheduling Stipulation and Order requiring Co-Lead Plaintiffs to file an amended complaint within 45 days and establishing procedures for Defendants to seek a pre-motion conference in advance of any motion to dismiss thereafter. The filed amended complaint extended the class period to July 1, 2025 through February 26, 2026 and added Christopher Blanchard, our Executive Vice President for Mine Planning and Development, and Michael Woloschuk, our Executive Vice President Critical Minerals Operations, as defendants. A pre-motion to dismiss hearing is scheduled for August 7, 2026. We believe we have meritorious defenses to all claims in this matter.

Trade Secret Misappropriation and Breach of Contract Action Against Former Employee

On March 16, 2026, the Company and its subsidiary, Ramaco Carbon, LLC, filed a complaint in the United States District Court for the District of Wyoming naming as the defendant former employee Alex J. Moyes (“Moyes”) alleging (1) Misappropriation of Trade Secrets under the Defend Trade Secrets Act pursuant to 18 U.S.C. §1832; (2) Misappropriation of Trade Secrets under the Wyoming Uniform Trade Secrets Act pursuant to Wyoming Statute §40-24, et seq.; (3) Breach of Contract under Moyes’ non-disclosure agreement; (4) Breach of Contract under Moyes’ employment offer letter; and (5) seeking injunctive relief. Ramaco seeks preliminary and permanent injunctive relief, compensatory damages, exemplary and/or punitive damages, its attorneys’ fees and costs, and such other relief that the court deems appropriate. The court subsequently denied our Motion for a Temporary Restraining Order and/or Preliminary Injunction. An Initial Pretrial Conference was held on June 16, 2026 and initial discovery has begun. The case number is 1:26-cv-104.

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

Disaggregated information about Revenue by segment is presented below:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Metallurgical Coal Segment
Coal Sales
North American revenue	$40,378	$63,626	$77,858	$107,652
Export revenue, excluding Canada	104,421	89,333	188,554	179,963
Total revenue	$144,799	$152,959	$266,412	$287,615

Revenue for the three and six months ended June 30, 2026 includes a $0.2 million and $0.3 million, respectively, net increase to revenue related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of June 30, 2026, the Company had outstanding performance obligations of approximately 0.7 million tons for contracts with fixed sales prices averaging $139 per ton, excluding freight, as well as 1.6 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 85% of the committed tons in 2026 and 15% in 2027. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

The Company has not recorded any revenues from the Rare Earths and Critical Minerals segment.

Concentrations—During the three months ended June 30, 2026, sales to two individual customers were 10% or more of our total revenue, each representing 15% and 10%, respectively, of our total revenue. For comparison purposes, sales to one customer was 10% or more of our total revenue for the corresponding period of 2025, representing 16% of our total revenue. During the six months ended June 30, 2026, sales to two individual customers were 10% or more of our total revenue, each representing 16% and 10%, respectively, of our total revenue. For comparison purposes, sales to two customers were 10% or more of our total revenue for the corresponding period of 2025, each representing 16% and 11%, respectively, of our total revenue. Five customers with individual accounts receivable balances equal to 10% or more of total accounts receivable represented 19%, 11%, 11%, 11% and 10%, respectively, of the Company’s accounts receivable balance at June 30, 2026.

NOTE 10—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2026 and 2025 was a benefit of 21.3% and 12.7%, respectively. Our effective tax rate for the six months ended June 30, 2026 and 2025 was a benefit of 20.0% and 23.5%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The lower effective tax rate for the six months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a lower expected percentage depletion deduction.

Legislation—On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes made by the OBBBA include, but are not limited to, the reinstatement of 100% bonus depreciation, the reinstatement of immediate expensing for domestic research and experimentation costs, and changes to the calculation of the foreign-derived intangible income deduction and the interest expense limitation. It also added metallurgical coal to the list of “critical minerals” eligible for the section 45X Advanced Manufacturing Tax Credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. We have incorporated the effects of the OBBBA in our income tax provision and recorded a Section 45X credit of $2.7 million and $5.3 million for the three and six months ended June 30, 2026, respectively, within Cost of sales on our Consolidated Statements of Operations.

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is shown on the following page:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Earnings attribution
Class A common stock	$(13,980)	$(12,804)	$(30,641)	$(21,046)
Class A restricted stock awards	—	1	—	102
Class B common stock	(1,436)	(1,175)	(3,096)	(3,134)
Class B restricted stock awards	—	4	—	9
Forfeitable dividends declared on unvested stock-based awards	1	—	3	638
Net loss	$(15,415)	$(13,974)	$(33,734)	$(23,431)

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings (loss) for basic and diluted earnings per common share	$(13,980)	$(1,436)	$(12,804)	$(1,175)
Add: Class B net diluted earnings per diluted share	—	—	—	—
Net diluted earnings (loss) per diluted share	$(13,980)	$(1,436)	$(12,804)	$(1,175)
Denominator
Weighted average shares used to compute basic earnings per share	53,210	11,378	43,850	9,710
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	—	—
Weighted average shares used to compute diluted earnings per share	$53,210	$11,378	$43,850	$9,710

Earnings (loss) per common share
Basic	$(0.26)	$(0.13)	$(0.29)	$(0.12)
Diluted	$(0.26)	$(0.13)	$(0.29)	$(0.12)

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings (loss) for basic and diluted earnings per common share	$(30,641)	$(3,096)	$(21,046)	$(3,134)
Add: Class B net diluted earnings per diluted share	—	—	—	—
Net diluted earnings (loss) per diluted share	$(30,641)	$(3,096)	$(21,046)	$(3,134)
Denominator
Weighted average shares used to compute basic earnings per share	54,510	11,257	43,878	10,030
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	—	—
Weighted average shares used to compute diluted earnings per share	$54,510	$11,257	$43,878	$10,030

Earnings (loss) per common share
Basic	$(0.56)	$(0.28)	$(0.48)	$(0.31)
Diluted	$(0.56)	$(0.28)	$(0.48)	$(0.31)

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

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B to calculate EPS other than actual dividends declared during the period for the tracking stock. However, during the three and six months ended June 30, 2026, dividends declared by the Company were more than consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. See Note 7 for more information on dividends declared during the period.

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

Antidilutive shares excluded from the dilutive EPS calculation are presented below:

	Three months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Antidilutive options	50,000	12,761	648,712	138,697	50,000	12,761	648,712	138,697
Antidilutive RSUs	967,440	14,465	1,112,622	36,943	977,588	14,380	889,200	36,943
Antidilutive PSUs (at target)	1,527,090	40,132	3,007,897	228,738	1,429,205	37,090	2,288,112	228,738
Antidilutive convertible senior notes	10,538,370	—	—	—	10,538,370	—	—	—

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

The Rare Earths and Critical Minerals segment encompasses the Brook Mine complex located in Sheridan, Wyoming, where the Company is evaluating a rare earth and other critical mineral project in addition to performing initiatives related to coal-to-carbon based products and materials. The Brook Mine, which is an exploration stage property, has provided representative mineralized material for short-term pilot-scale testing of the feedstock with the goal of supporting more advanced mining studies ultimately establishing rare earth element and other critical mineral reserves for processing into rare earth element and other critical mineral products. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. No revenues have been recognized from the Rare Earths and Critical Minerals segment.

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

The following tables present the Company’s reportable segment information:

	Three Months Ended June 30, 2026
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$144,799	$-	$144,799

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(105,707)	-	(105,707)
Transportation costs	(22,469)	-	(22,469)
Selling, general, and administrative (a)	(3,528)	(5,441)	(8,969)
Other segment items (b)	1,442	3	1,445
Segment Adjusted EBITDA	$14,537	$(5,438)	$9,099

Corporate expenses (c)			(2,139)
Stock-based compensation			(5,912)
Asset retirement obligations accretion			(483)
Depreciation, depletion, and amortization			(16,811)
Other expenses			(1,813)
Interest expense, net			(1,519)
Income tax benefit (expense)			4,163

Net (loss) income			$(15,415)

Segment capital expenditures	$26,236	$4,719	$30,955
Other capital expenditures (d)			49
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$31,004

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

(b) "Other segment items" consists of items within "Other income (expense), net" on the Company's Consolidated Statements of Operations, less idle costs.
(c) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Three Months Ended June 30, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$152,959	$-	$152,959

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(111,591)	-	(111,591)
Transportation costs	(20,673)	-	(20,673)
Selling, general, and administrative (b)	(5,012)	(4,295)	(9,307)
Other segment items (c)	1,331	13	1,344
Segment Adjusted EBITDA	$17,014	$(4,282)	$12,732

Corporate expenses (d)			(3,041)
Stock-based compensation			(4,751)
Asset retirement obligations accretion			(402)
Depreciation, depletion, and amortization			(17,038)
Other expenses			(686)
Interest expense, net			(2,818)
Income tax benefit (expense)			2,030

Net (loss) income			$(13,974)

Segment capital expenditures	$13,938	$486	$14,424
Other capital expenditures (e)			4
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$14,428

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

(d) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(e) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Six Months Ended June 30, 2026
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$266,412	$-	$266,412

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(194,254)	-	(194,254)
Transportation costs	(42,436)	-	(42,436)
Selling, general, and administrative (a)	(9,743)	(12,055)	(21,798)
Other segment items (b)	3,291	6	3,297
Segment Adjusted EBITDA	23,270	(12,049)	11,221

Corporate expenses (c)			(4,687)
Stock-based compensation			(10,820)
Asset retirement obligations accretion			(989)
Depreciation, depletion, and amortization			(33,424)
Other expense			(3,180)
Interest expense, net			(1,853)
Income tax benefit (expense)			9,998

Net (loss) income			$(33,734)

Segment capital expenditures	$43,916	$7,045	$50,961
Other capital expenditures (d)			49
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$51,010

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

(b) "Other segment items" consists of items within "Other income (expense), net" on the Company's Consolidated Statements of Operations, less idle costs.
(c) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Six Months Ended June 30, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$287,615	$-	$287,615

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(204,813)	-	(204,813)
Transportation costs	(39,671)	-	(39,671)
Selling, general, and administrative (b)	(9,704)	(8,478)	(18,182)
Other segment items (c)	2,294	13	2,307
Segment Adjusted EBITDA	35,721	(8,465)	27,256

Corporate expenses (d)			(7,318)
Stock-based compensation			(8,113)
Asset retirement obligations accretion			(804)
Depreciation, depletion, and amortization			(34,580)
Other expenses			(1,144)
Interest expense, net			(5,048)
Income tax benefit (expense)			6,320

Net (loss) income			$(23,431)

Segment capital expenditures	$35,331	$545	$35,876
Other capital expenditures (e)			4
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$35,880

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

NOTE 13—RELATED PARTY TRANSACTIONS

There were no material related party transactions for the three and six months ended June 30, 2026 or 2025.

NOTE 14—SUBSEQUENT EVENTS

On August 4, 2026, the Company announced that the Board of Directors approved and declared a stock dividend of $0.1535 per share of Class B common stock payable in shares of the Company’s Class B common stock on September 25, 2026 (the “Payment Date”), to shareholders of record as of the close of Nasdaq on September 11, 2026 (the “Record Date”). The dividend will be paid in Class B common stock and the amount of shares to be issued per share owned will be determined by dividing the dividend amount by the closing transaction price of the Class B common stock at the close of the market on the Record Date. No fractional shares will be issued in connection with the stock dividend. In lieu of the issuance of fractional shares, the Company will pay in cash on the Payment Date the fair value of the fractions of a share issuable, determined as of the close of Nasdaq on the Record Date and based upon the closing transaction price per share of the Class B common stock reported by Nasdaq on that date.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia, and are exploring a coal, rare earth, and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and other critical mineral exploration stage property near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine is currently an exploration stage property with respect to its rare earth element and other critical mineral operations. The Brook Mine initially produced representative material to serve as feedstock for testing, with the goal of demonstrating the viability of processing rare earth elements and other critical minerals and establishing mineral reserves. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal.

Our reportable segments, which are primarily based on the Company’s internal organizational structure and types of controlled mineral deposits, are its two operating segments—Metallurgical Coal and Rare Earths and Critical Minerals. Where applicable, prior period amounts have been recast to conform to this segment reporting structure, which was modified during the third quarter of 2025.

Metallurgical Coal Segment

Our primary source of revenue is the sale of metallurgical coal. We maintain 85 million reserve tons and an additional 1,337 million measured and indicated resource tons of high-quality metallurgical coal. Our plan is to continue the development of our existing properties and grow annual production over the next few years to possibly as much as seven million clean tons of metallurgical coal annually, subject to market conditions, permitting and additional capital deployment in the medium-term. We may also acquire additional coal reserves or infrastructure that contribute to our focus on long-term value creation, operational efficiency and lower costs.

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

Global metallurgical coal markets remained soft in the second quarter of 2026 due to constrained economic growth in some regions of the world and continued conflict overseas. Reduced global steel production and oversupply in the market have led to a reduction in the price steel producers are willing to pay for their metallurgical coal feedstock. Overall steel demand will likely remain weak in the near term; however, supply cuts have begun occurring for higher cost operations which is expected to positively impact pricing. Longer term, the Company believes that limited global investment in new coking coal production capacity, the industrialization of emerging economies, expansion of urbanization globally, and an eventual return to economic growth will support coking coal markets overall.

During the six months ended June 30, 2026, we sold 1.9 million tons of coal and recognized $266.4 million of revenue. Of this amount, 29% of our revenue was from sales into North American markets, including Canada, and 71% of our revenue was from sales into export markets. During the same period of 2025, we sold 2.0 million tons of coal and recognized $287.6 million of revenue, of which 37% was from sales into North American markets, including Canada, and 63% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events, dockworker labor disputes, global conflicts or recently enacted U.S. tariffs.

As of June 30, 2026, the Company had outstanding performance obligations of approximately 0.7 million tons for contracts with fixed sales prices averaging $139 per ton, excluding freight, as well as 1.6 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 85% of these commitments in 2026 and 15% of these commitments in 2027. Refer to Note 9 of Part I, Item 1 for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In the first six months of 2026, our segment capital expenditures were $43.4 million, excluding capitalized interest of $0.5 million. In the first six months of 2025, our segment capital expenditures were $34.6 million, excluding capitalized interest of $0.7 million. The increase in capital expenditures was mainly attributable to the construction of a new rail loadout at our Maben complex and adding mining sections at our Berwind complex as part of our growth commitments in our low-vol portfolio.

The Company produced 1.9 million tons of coal during the first six months of 2026 compared to 2.0 million tons of coal in the corresponding period of 2025. The Company expects full-year production volumes in 2026 between 3.6 and 3.9 million tons with an ability to vary production dependent on market conditions.

Rare Earths and Critical Minerals Segment

Our ongoing business development efforts are focused on the timely and prudent advancement of our rare earth elements and other critical minerals property, the assessment of associated processing facilities to support the future production of rare earth element minerals and other critical minerals products, and coal-to-carbon based products.

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

In the first six months of 2026, our segment capital expenditures were $6.7 million, excluding capitalized interest of $0.3 million. In the first six months of 2025, our segment capital expenditures were $0.5 million. The increase in capital expenditures was attributable to the continued expansion of the Brook Mine project.

No revenues have been recognized from the Company’s Rare Earths and Critical Minerals segment to date.

Consolidated Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025

Revenue	$144,799	$152,959	$266,412	$287,615

Costs and expenses
Cost of sales (exclusive of items shown separately below)	128,176	134,182	236,690	248,314
Asset retirement obligations accretion	483	402	989	804
Depreciation, depletion, and amortization	16,811	17,038	33,424	34,580
Selling, general and administrative expenses	17,577	15,181	37,862	29,783
Total costs and expenses	163,047	166,803	308,965	313,481

Operating income (loss)	(18,248)	(13,844)	(42,553)	(25,866)

Other income (expense), net	189	658	674	1,163
Interest expense, net	(1,519)	(2,818)	(1,853)	(5,048)
Income before tax	(19,578)	(16,004)	(43,732)	(29,751)

Income tax benefit (expense)	4,163	2,030	9,998	6,320

Net income (loss)	$(15,415)	$(13,974)	$(33,734)	$(23,431)

Earnings per common share
Basic - Class A	$(0.26)	$(0.29)	$(0.56)	$(0.48)
Basic - Class B	$(0.13)	$(0.12)	$(0.28)	$(0.31)

Diluted - Class A	$(0.26)	$(0.29)	$(0.56)	$(0.48)
Diluted - Class B	$(0.13)	$(0.12)	$(0.28)	$(0.31)

Adjusted EBITDA	$5,704	$9,005	$3,911	$18,794

Net income and Adjusted EBITDA for the three and six months ended June 30, 2026 were negatively impacted by the continued unfavorable global metallurgical coal markets and metallurgical coal price indices. This occurred due to a variety of macroeconomic factors, including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue. Coal sales revenue for the three months ended June 30, 2026 was $144.8 million, approximately 5.3% lower than the same period in 2025 driven by the negative impact of pricing and a 2.1% decrease in tons sold. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from the Company’s Rare Earths and Critical Minerals segment at this time.

Cost of sales. Our cost of coal sales for the three months ended June 30, 2026 was $128.2 million, approximately 4.5% lower than the same period in 2025 driven by the decrease in tons sold described above. See the “Metallurgical

Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from the Company’s Rare Earths and Critical Minerals segment at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $16.8 million and $17.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease quarter-to-quarter was related to a $0.3 million decrease in development amortization and depletion and a $0.2 million decrease in finance lease amortization, partially offset by general increases in plant and equipment versus 2025.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $17.6 million and $15.2 million for the three months ended June 30, 2026 and 2025, respectively. SG&A expenses for the three months ended June 30, 2026 include a $1.2 million reversal of a legacy accrued expense established in 2023 following resolution of the related matter. In addition to this matter, the increase in 2026 was also due to an increase in labor costs of $2.1 million, including stock compensation, with the remaining increase attributable to the development of our rare earth element and critical minerals project.

Other income (expense), net. Other income (expense), net was $0.2 million for the three months ended June 30, 2026 compared $0.7 million for the three months ended June 30, 2025. The decrease in 2026 was associated with activities ancillary to our operations such as rail rebates, scrap sales and other miscellaneous income.

Interest expense, net. Interest expense, net was $1.5 million for the three months ended June 30, 2026 compared to $2.8 million for the same period in 2025. The decrease in 2026 was largely due to increased interest income of $2.2 million from U.S. treasury securities, offset by an increase in interest expense of $1.2 million associated with the issuance of 2030 Senior Notes in the fiscal quarter ended September 30, 2025 and 2031 Convertible Senior Notes in the fiscal quarter ended December 31, 2025.

Income tax benefit (expense). The effective tax rate for the three months ended June 30, 2026 and 2025 was a benefit of 21.3% and 12.7%, respectively. The lower effective tax rate for the quarter ended June 30, 2025 compared to 2026 was primarily driven by the impact of changes to the annual effective tax rate made in that period. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, production tax credits, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue. Coal sales revenue for the six months ended June 30, 2026 was $266.4 million, approximately 7.4% lower than the same period in 2025 driven by the negative impact of pricing and a 3.8% decrease in tons sold. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from the Company’s Rare Earths and Critical Minerals segment at this time.

Cost of sales. Our cost of coal sales for the six months ended June 30, 2026 was $236.7 million, approximately 4.7% lower than the same period in 2025 driven by the decrease in tons sold described above. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from the Company’s Rare Earths and Critical Minerals segment at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $33.4 million and $34.6 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was related to a $1.9 million decrease in development amortization and depletion and a $0.4 million decrease in finance lease amortization, partially offset by general increases in plant and equipment versus 2025.

Selling, general, and administrative. SG&A expenses were $37.9 million and $29.8 million for the six months ended June 30, 2026 and 2025, respectively. SG&A expenses for the six months ended June 30, 2026 include a $1.2 million reversal of a legacy accrued expense established in 2023 following resolution of the related matter. In addition to this matter, the increase in 2026 was also due to an increase in labor costs of $3.4 million, including stock compensation, with the remaining increase attributable to the development of our rare earth element and critical minerals project.

Other income (expense), net. Other income (expense), net was $0.7 million for the six months ended June 30, 2026 compared to $1.2 million for the six months ended June 30, 2025. The decrease in 2026 was associated with activities ancillary to our operations such as rail rebates, scrap sales and other miscellaneous income.

Interest expense, net. Interest expense, net was $1.9 million for the six months ended June 30, 2026 compared to $5.0 million for the same period in 2025. The decrease in 2026 was largely due to increased interest income of $5.6 million from U.S. treasury securities, offset by an increase in interest expense of $2.5 million associated with the issuance of 2030 Senior Notes in the fiscal quarter ended September 30, 2025 and 2031 Convertible Senior Notes in the fiscal quarter ended December 31, 2025.

Income tax benefit (expense). The effective tax rate for the six months ended June 30, 2026 and 2025 was a benefit of 20.0% and 23.5%, respectively, excluding the impact of discrete items. Discrete items for the periods consisted of stock-based compensation. The lower effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily driven by a lower expected percentage depletion deduction. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, production tax credits, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Segment Results

Metallurgical Coal Segment

Coal sales and Segment Adjusted EBITDA information is summarized as follows:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)

Revenue	$144,799	$152,959	$(8,160)	$266,412	$287,615	$(21,203)
Tons sold	1,056	1,079	(23)	1,948	2,024	(76)
Total revenue per ton sold (GAAP basis) (a)	$137	$142	$(5)	$137	$142	$(5)

Cost of sales	$128,176	$132,264	$(4,088)	$236,690	$244,484	$(7,794)
Tons sold	1,056	1,079	(23)	1,948	2,024	(76)
Total cost of sales per ton sold (GAAP basis) (a)	$121	$123	$(2)	$122	$121	$1

Segment Adjusted EBITDA (b)	$14,537	$17,014	$(2,477)	$23,270	$35,721	$(12,451)

(a) Refer to Non-GAAP Financial Measures below for supplemental calculations of revenue per ton sold (FOB mine) and cash cost per ton sold (FOB mine).

(b) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. See Note 12—Segment Reporting in Part I, Item 1 for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Our revenue includes sales of Company-produced coal and coal purchased from third parties. We include amounts billed by us for transportation to our customers within revenue and transportation costs incurred within cost of sales.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue. Coal sales revenue for the three months ended June 30, 2026 was $144.8 million, approximately 5.3% lower than the same period in 2025 driven by the negative impact of pricing and a 2.1% decrease in tons sold. The decrease in tons sold was attributable to a 32.0% decrease in domestic tons sold, offset by a 16.7% increase in export tons sold. Revenue per ton sold decreased 3.5% from $142 per ton for the three months ended June 30, 2025 to $137 per ton for the three months ended June 30, 2026. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 5.7% from $123 per ton for the three months ended June 30, 2025 to $116 per ton for the three months ended June 30, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures were largely due to the decrease in metallurgical coal prices, specifically within U.S. high-vol indices, due to the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the three months ended June 30, 2026 was $128.2 million, approximately 3.1% lower than the same period in 2025 mainly attributable to the decrease in tons sold discussed above. Cost of sales per ton sold decreased 1.6% from $123 per ton for the three months ended June 30, 2025 to $121 per ton for the three months ended June 30, 2026. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, decreased 3.9% from $103 per ton for three months ended June 30, 2025 to $99 per ton for three months ended June 30, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s cost of sales per ton sold measures were largely due to our increased efforts to produce from cost effective mines in a challenging macroeconomic coal environment discussed earlier.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three months ended June 30, 2026 decreased by $2.5 million compared to the same period in 2025 driven by the revenue and cost of sales items discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue. Coal sales revenue for the six months ended June 30, 2026 was $266.4 million, approximately 7.4% lower than the same period in 2025 driven by the negative impact of pricing and a 3.8% decrease in tons sold. The decrease in tons sold was attributable to a 22.3% decrease in domestic tons sold, offset by a 6.2% increase in export tons sold. Revenue per ton sold decreased 3.5% from $142 per ton for the six months ended June 30, 2025 to $137 per ton for the six months ended June 30, 2026. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 6.6% from $123 per ton for the six months ended June 30, 2025 to $115 per ton for the six months ended June 30, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures were largely due to the decrease in metallurgical coal prices, specifically within U.S. high-vol indices, due to the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the six months ended June 30, 2026 was $236.7 million, approximately 3.2% lower than the same period in 2025 mainly attributable to the decrease in tons sold discussed above. Cost of sales per ton sold increased 0.8% from $121 per ton for the six months ended June 30, 2025 to $122 per ton for the six months ended June 30, 2026 due to a $4.2 million increase in transportation and idle costs, offset by cost efficiencies realized from our increased efforts to produce from cost effective mines in a challenging macroeconomic coal environment discussed earlier. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, decreased 3.0% from $101 per ton for the six months ended June 30, 2025 to $98 per ton for the six months ended June 30, 2026 in alignment with the previous explanation. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure.

Segment adjusted EBITDA. Segment adjusted EBITDA for the six months ended June 30, 2026 decreased by $12.5 million compared to the same period in 2025 driven by the revenue and cost of sales items discussed above.

Rare Earths and Critical Minerals Segment

As of June 30, 2026, the Company has not recorded any revenues or cost of sales from the Rare Earths and Critical Minerals segment. Segment Adjusted EBITDA is shown below:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)

Segment Adjusted EBITDA (a)	$(5,438)	$(4,282)	$(1,156)	$(12,049)	$(8,465)	$(3,584)

(a) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Note 12—Segment Reporting in Part I, Item 1 for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three and six months ended June 30, 2026 decreased by $1.2 million and $3.6 million, respectively, compared to the same periods in 2025 primarily driven by increased labor and professional service costs to develop the Brook Mine rare earth elements and other critical minerals project in 2026.

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

At June 30, 2026, we had $282.5 million of cash and cash equivalents and $117.6 million of remaining availability under our Revolving Credit Facility for future borrowings. Cash and cash equivalents include $7.5 million of compensating balances held in dedicated accounts to assure future credit availability under the revolver. The Company’s total current assets were $460.6 million and were in excess of total current liabilities by $351.8 million as of the balance sheet date.

Significant uses of cash during the first six months of 2026

Uses of cash:

●	Cash flows used in operating activities were $22.4 million, which were driven primarily by a net loss adjusted for non-cash expenses including depreciation, depletion, and amortization as well as stock-based compensation. Changes in operating assets and liabilities also contributed to operating cash outflow driven primarily by an increase in accounts receivable due to higher June 2026 shipments which remained uncollected at period end, an increase in inventory due to production and inventory valuation, and an increase in accrued liabilities due to the timing of vendor payments.

●	Cash capital expenditures totaled $44.6 million, which includes offsetting grant income of $0.5 million from the Wyoming Energy Authority associated with the Brook Mine project. A majority of the capital expenditures in Q2 2026 related to the construction of a new rail loadout at our Maben complex and adding mining sections at our Berwind complex as part of our growth commitments in our low-vol portfolio.

●	Cash outflows for financing activities totaled $91.0 million, which is mainly attributable to $65.9 million in common stock repurchases and $17.6 million in tax payments associated with shares surrendered for withholding taxes for the vesting of stock-based awards during the first quarter of 2026.

All dividends declared to date for Class B common stock were based on 20% of CORE royalty and infrastructure fees for the previous quarter.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025

Royalties
Ramaco Coal	$1,987	$2,748	$3,814	$5,129
Amonate Assets	740	704	1,246	1,304
Other	—	5	—	12
Total Royalties	$2,727	$3,456	$5,060	$6,444

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	4,140	4,625	$7,980	$8,881
Rail Load-outs (Loading at $2.50/ton)	1,963	2,176	3,573	4,245
Total Infrastructure Fees (at $7.50/ton)	$6,103	$6,801	$11,553	$13,126

CORE Royalty and Infrastructure Fees	$8,830	$10,257	$16,613	$19,570

Total Cash Available for Dividend for Class B Common Stock	$8,830	$10,257	$16,613	$19,570

20% of Cash Available for Dividend for Class B Common Stock	$1,766	$2,051	$3,323	$3,914

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

Refer to Note 5 of Part I, Item 1, for information regarding the Company’s Revolving Credit Facility and indebtedness.

There were no material changes to the Company’s contractual obligations from those disclosed in the Annual Report. The Company's contractual commitments and obligations include repayments of long-term debt, including senior unsecured notes and convertible senior notes, minimum coal lease and royalty obligations, payments under financing and operating leases, take-or-pay obligations associated with rail and export terminal transportation contracts, and insurance premium financing. In addition, the Company has asset retirement obligations and workers' compensation and occupational disease obligations that represent additional material cash requirements.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies during the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the six months ended June 30, 2026.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income (loss)	$(15,415)	$(13,974)	$(33,734)	$(23,431)
Depreciation, depletion, and amortization	16,811	17,038	33,424	34,580
Interest expense, net	1,519	2,818	1,853	5,048
Income tax expense (benefit)	(4,163)	(2,030)	(9,998)	(6,320)
EBITDA	(1,248)	3,852	(8,455)	9,877
Stock-based compensation	5,912	4,751	10,820	8,113
Other expense (a)	557	—	557	—
Accretion of asset retirement obligation	483	402	989	804
Adjusted EBITDA	$5,704	$9,005	$3,911	$18,794

(a) Represents non-recurring expenses incurred in connection with our internal reorganization.

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

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Metallurgical Coal Segment
Revenue	$144,799	$152,959	$(8,160)	$266,412	$287,615	$(21,203)
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	22,483	20,607	1,876	42,685	39,650	3,035
Non-GAAP revenue (FOB mine)	$122,316	$132,352	$(10,036)	$223,727	$247,965	$(24,238)
Tons sold	1,056	1,079	(23)	1,948	2,024	(76)
Non-GAAP revenue per ton sold (FOB mine)	$116	$123	$(7)	$115	$123	$(8)

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

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Metallurgical Coal Segment
Cost of Sales:	$128,176	$132,264	$(4,088)	$236,690	$244,484	$(7,794)
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	22,469	20,673	1,796	42,436	39,671	2,765
Idle and other costs	1,256	686	570	2,623	1,144	1,479
Non-GAAP cash cost of sales	$104,451	$110,905	$(6,454)	$191,631	$203,669	$(12,038)
Tons sold	1,056	1,079	(23)	1,948	2,024	(76)
Non-GAAP cash cost per ton sold (FOB mine)	$99	$103	$(4)	$98	$101	$(3)

Refer to coal sales information for cost per ton sold (GAAP basis) calculations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosures about market risk are included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of our Annual Report. There have been no material changes to our market risk exposure since December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table summarizes all share purchases for the three months ended June 30, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)

April 1, 2026 - April 30, 2026	1,349,910	$14.58	1,349,910	$65,289
May 1, 2026 - May 31, 2026	1,425,937	$14.42	1,425,937	$44,727
June 1, 2026 - June 30, 2026	750,355	$14.40	750,355	$33,922
	3,526,202		3,526,202

(1)	In December 2025, the Board of Directors authorized the repurchase of up to $100 million of Company's Class A common stock over a period of 24 months. The 2025 Stock Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The Board of Directors also authorized the Company to enter into written trading plans under Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

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

Unresolved Staff Comment

By letter dated March 25, 2026, the staff of the Division of Corporation Finance of the SEC (the "Staff") issued written comments to the Company regarding its Form 10-K for the fiscal year ended December 31, 2025. The comments relate to the Company's disclosures concerning the Brook Mine Rare Earth Project and the technical report summary filed as Exhibit 96.5, including the conformity of those disclosures with Subpart 1300 of Regulation S-K, the content requirements of Items 1302(d) and 601(b)(96) of Regulation S-K applicable to the technical report summary, and the reconciliation of certain production and financial assumptions to the estimates in the technical report summary.

On July 24, 2026, in response to the Staff’s comments, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, with the SEC. On July 28, 2026, the Company received a letter from the Staff stating that it has completed its review of the Company’s Annual Report on Form 10-K.

Item 6. Exhibits

10.1	Ramaco Resources, Inc. Long Term Incentive Plan (as amended June 10, 2026) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 10, 2026).

*31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	Inline XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

RAMACO RESOURCES, INC.

August 5, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

August 5, 2026	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)