Form 10-Q
period 2026-09-30
Ramaco Resources, Inc.
filed 2026-11-03
CIK 1687187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, the registrant had 51,875,261 and 11,807,892 outstanding shares of Class A and Class B common stock, respectively.

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

Forward-looking statements may include statements about:

●	the Brook Mine, the Company’s rare earth elements (“REE”) and other critical minerals project;
●	identification and implementation of commercially feasible extraction processes, and progress towards establishment of pilot and commercial production extraction facilities;
●	anticipated coal production levels, costs, sales volumes, and revenue;
●	timing and ability to complete major capital projects;
●	economic conditions in the metallurgical coal, steel, and rare earth elements and other critical mineral industries;
●	expected costs to develop planned and future mining operations, including the costs to construct necessary processing, refuse disposal and transport facilities;
●	the availability of the equipment and components necessary to construct our pilot and commercial production extraction facilities;
●	estimated quantities or quality of our metallurgical coal reserves and rare earth elements and other critical mineral inferred resources;
●	our ability to obtain additional financing on favorable terms, if required, to complete the acquisition of additional metallurgical coal reserves or to fund the operations and growth of our business, including our rare earth elements and other critical mineral project and exploration;
●	maintenance, operating or other expenses or changes in the timing thereof;
●	the financial condition and liquidity of our customers;
●	competition in coal and rare earth elements and other critical mineral markets;
●	the price and demand for metallurgical coal, thermal coal, and rare earth elements and other critical mineral products;
●	compliance with stringent domestic and foreign laws and regulations, including environmental, climate change and health and safety regulations, and permitting requirements, as well as changes in the regulatory environment, the adoption of new or revised laws, regulations and permitting requirements;
●	pending and potential legal proceedings and regulatory inquiries against us;
●	the impact of weather and natural disasters on plant construction, demand, production, and transportation;
●	purchases by major customers and our ability to renew sales contracts;
●	credit and performance risks associated with customers, suppliers, contract miners, co-shippers and traders, banks, and other financial counterparties;
●	geology, equipment, permitting, site access and operational risks and new technologies related to our mining and exploration projects and mining in general;
●	transportation availability, performance, and costs;
●	availability, timing of delivery and costs of key supplies, capital equipment or commodities such as diesel fuel, steel, explosives, and tires;

●	timely review and approval of permits, permit renewals, extensions, and amendments by regulatory authorities;
●	our ability to comply with certain debt covenants;
●	tax payments to be paid for the current fiscal year;
●	our expectations relating to dividend payments and our ability to make such payments;
●	the anticipated benefits and impacts of previous acquisitions;
●	risks related to conflicts in Ukraine and the Middle East and the international community’s response;
●	our ability to successfully pursue our rare earth element and other critical minerals mining, processing, refining, and commercialization activities, which is a type of mining we have not previously pursued;
●	the impacts of trade policy in the United States, China or other countries;
●	whether the estimates of rare earth element oxides and other critical minerals in the mineral resources of our Brook Mine are realized and whether we are ever able to establish rare earth element and other critical mineral reserves;
●	whether we are able to successfully develop the Brook Mine into a commercial scale mine;
●	risks related to weakened global economic conditions and inflation;
●	risks related to the Company’s tracking stock structure and separate performance of its Carbon Ore-Rare Earth (“CORE”) assets; and
●	other risks identified in this Quarterly Report that are not historical.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Balance Sheets

In thousands, except share and per share information	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$232,954	$440,347
Accounts receivable	77,001	54,354
Inventories	94,342	87,155
Prepaid expenses and other	19,860	15,750
Total current assets	424,157	597,606
Property, plant, and equipment, net	551,728	511,943
Financing lease right-of-use assets, net	12,845	15,763
Advanced coal royalties	6,773	5,815
Other	10,533	9,442
Total Assets	$1,006,036	$1,140,569
Liabilities and Stockholders' Equity
Liabilities
Current liabilities
Accounts payable	$43,892	$41,600
Accrued liabilities	55,269	54,724
Current portion of asset retirement obligations	997	1,797
Current portion of long-term debt	—	56
Current portion of financing lease obligations	7,204	7,281
Insurance financing liability	—	4,042
Total current liabilities	107,362	109,500
Long-term asset retirement obligations	35,237	33,122
Long-term financing lease obligations	7,722	10,184
Long-term debt, net	453,556	451,361
Deferred tax liability, net	29,111	44,309
Other long-term liabilities	10,070	8,527
Total liabilities	643,058	657,003

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.01 par value, 225,000,000 shares authorized, 56,433,665 issued and 51,875,261 outstanding at September 30, 2026, and 55,170,042 issued and outstanding at December 31, 2025	458	445
Class B common stock, $0.01 par value, 35,000,000 shares authorized, 11,807,892 at September 30, 2026 and 10,998,695 at December 31, 2025 shares issued and outstanding	114	106
Additional paid-in capital	481,029	483,326
Treasury stock, at cost: 4,558,404 shares at September 30, 2026 and none at December 31, 2025	(66,343)	—
Retained earnings (accumulated deficit)	(52,280)	(311)
Total stockholders' equity	362,978	483,566
Total Liabilities and Stockholders' Equity	$1,006,036	$1,140,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
In thousands, except per-share amounts	2026	2025	2026	2025

Revenue	$150,089	$120,996	$416,501	$408,611

Costs and expenses
Cost of sales (exclusive of items shown separately below)	133,804	101,842	370,494	346,326
Asset retirement obligations accretion	483	402	1,472	1,206
Depreciation, depletion, and amortization	17,633	17,091	51,057	51,671
Selling, general, and administrative	19,281	16,143	57,143	49,757
Total costs and expenses	171,201	135,478	480,166	448,960

Operating income (loss)	(21,112)	(14,482)	(63,665)	(40,349)

Other income (expense), net	(916)	125	(242)	1,288
Interest expense, net	(1,390)	(2,250)	(3,243)	(7,298)

Income (loss) before tax	(23,418)	(16,607)	(67,150)	(46,359)
Income tax benefit (expense)	5,183	3,299	15,181	9,618
Net income (loss)	$(18,235)	$(13,308)	$(51,969)	$(36,741)

Earnings (loss) per common share *
Basic - Class A	$(0.32)	$(0.25)	$(0.88)	$(0.74)
Basic - Class B	$(0.16)	$(0.05)	$(0.44)	$(0.36)

Diluted - Class A	$(0.32)	$(0.25)	$(0.88)	$(0.74)
Diluted - Class B	$(0.16)	$(0.05)	$(0.44)	$(0.36)

* Refer to Notes 7 and 11 for dividends and earnings per common share information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	Class A	Class B	Additional			Total
	Common	Common	Paid-	Treasury	Retained	Stockholders'
In thousands	Stock	Stock	in Capital	Stock	Earnings	Equity
Balance at January 1, 2026	$445	$106	$483,326	$—	$(311)	$483,566
Stock-based compensation	12	2	4,077	—	—	4,091
Shares surrendered for withholding taxes payable	(1)	—	(15,470)	—	—	(15,471)
Stock options exercised	2	—	(2,148)	—	—	(2,146)
Non-cash dividends declared and distributed	—	2	—	—	(2)	—
Cash dividend equivalent units	—	—	314	—	—	314
Common stock repurchases	—	—	—	(15,031)	—	(15,031)
Net income (loss)	—	—	—	—	(18,319)	(18,319)
Balance at March 31, 2026	458	110	470,099	(15,031)	(18,632)	437,004
Stock-based compensation	—	—	5,792		—	5,792
Common stock repurchases and related expenses	—	—	—	(51,312)	—	(51,312)
Non-cash dividends declared and distributed	—	1	—	—	(2)	(1)
Restricted shares surrendered	(1)	—	—	—	—	(1)
Net income (loss)	—	—	—	—	(15,415)	(15,415)
Balance at June 30, 2026	457	111	475,891	(66,343)	(34,049)	376,067
Stock-based compensation	—	—	5,059	—	—	5,059
Shares surrendered for withholding taxes payable	1	—	—	—	—	1
Non-cash dividends declared and distributed	—	3	(7)	—	4	—
Cash dividend equivalent units declared	—	—	37	—	—	37
Other	—	—	49	—	—	49
Net income (loss)	—	—	—	—	(18,235)	(18,235)
Balance at September 30, 2026	$458	$114	$481,029	$(66,343)	$(52,280)	$362,978

Balance at January 1, 2025	$438	$95	$292,739	$—	$69,534	$362,806
Stock-based compensation	6	1	3,354	—	—	3,361
Shares surrendered for withholding taxes payable	—	—	(2,680)	—	—	(2,680)
Cash dividends and dividend equivalents declared	—	—	—	—	(1,854)	(1,854)
Non-cash dividends declared and distributed	—	7	12,899	—	(6,556)	6,350
Non-cash dividends declared but not distributed	—	—	—	—	(3,278)	(3,278)
Net income (loss)	—	—	—	—	(9,457)	(9,457)
Balance at March 31, 2025	444	103	306,312	—	48,389	355,248
Stock-based compensation	—	—	4,751	—	—	4,751
Cash dividends and dividend equivalents declared	—	—	—	—	(1,864)	(1,864)
Non-cash dividends declared and distributed	—	—	3,278	—	—	3,278
Net income (loss)	—	—	—	—	(13,974)	(13,974)
Balance at June 30, 2025	444	103	314,341	—	32,551	347,439
Stock-based compensation	—	—	4,731	—	—	4,731
Stock options exercised	1	—	801	—	—	802
Shares surrendered for withholding taxes payable	—	—	(811)	—	—	(811)
Non-cash dividends declared and distributed	—	1	2,123	—	(2,152)	(28)
Class A common stock equity issuance	—	—	188,087	—	—	188,087
Net income (loss)	—	—	—	—	(13,308)	(13,308)
Balance at September 30, 2025	$445	$104	$509,272	$—	$17,091	$526,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
In thousands	2026	2025
Cash flows from (used in) operating activities:
Net income (loss)	$(51,969)	$(36,741)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Accretion of asset retirement obligations	1,472	1,206
Depreciation, depletion, and amortization	51,057	51,671
Amortization of debt issuance costs	2,791	1,579
Stock-based compensation	14,941	12,844
(Gain)/loss on disposal of assets	(404)	—
Deferred income taxes	(15,198)	(9,641)
Changes in operating assets and liabilities:
Accounts receivable	(22,647)	29,970
Prepaid expenses and other current assets	(4,741)	7,990
Inventories	(7,187)	(38,216)
Other assets and liabilities	80	(285)
Accounts payable	(705)	(3,650)
Accrued liabilities	(1,892)	3,611
Net cash from (used in) operating activities	(34,402)	20,338

Cash flows from (used in) investing activities:
Capital expenditures	(80,175)	(52,087)
Capitalized interest	(1,395)	(939)
Mineral rights acquisition	—	(3,378)
Other	1,466	261
Net cash used in investing activities	(80,104)	(56,143)

Cash flows from (used in) financing activities:
Proceeds from equity offering	—	189,000
Payment of equity offering costs	—	(913)
Proceeds from senior notes	—	64,931
Proceeds from borrowings	—	52,000
Repayment of borrowings	(55)	(52,282)
Repayments of senior notes	—	(34,500)
Purchase of treasury shares	(65,934)	—
Proceeds from stock options exercised	267	802
Payment of dividends	—	(4,340)
Repayments of insurance financing	(4,042)	(4,019)
Repayments of equipment finance leases	(5,012)	(7,041)
Payment of debt issuance costs	(276)	(3,505)
Shares surrendered for withholding taxes payable	(17,739)	(3,491)
Other	(96)	—
Net cash from (used in) financing activities	(92,887)	196,642

Net change in cash and cash equivalents and restricted cash	(207,393)	160,837
Cash and cash equivalents and restricted cash, beginning of period	441,168	33,823
Cash and cash equivalents and restricted cash, end of period	$233,775	$194,660

Cash and cash equivalents	232,954	193,846
Restricted cash	821	814
Total cash, cash equivalents and restricted cash	233,775	194,660

Supplemental cash flow information:
Cash paid for interest (net of amounts capitalized)	9,025	5,879
Non-cash investing and financing activities:
Leased assets under financing leases	2,407	13,277
Capital expenditures included in accounts payable and accrued liabilities	17,293	8,656
Accrued dividends and dividend equivalents payable	351	34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ramaco Resources, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Ramaco Resources, Inc. (the “Company,” “Ramaco,” “we,” “us,” or “our”) is a Delaware corporation formed in October 2016. Our principal corporate and executive offices are located in Lexington, Kentucky with operational offices in Charleston, West Virginia and Sheridan, Wyoming. The Company is an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia, and is exploring a coal, rare earth, and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and other critical mineral exploration stage property near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine is currently an exploration stage property with respect to its rare earth element and other critical mineral operations. The Brook Mine initially produced representative material to serve as feedstock for testing, with the goal of eventually demonstrating the viability of processing rare earth elements and other critical minerals and to support studies that could establish mineral reserves. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal. The Company’s operations are organized into two reportable segments: Metallurgical Coal and Rare Earths and Critical Minerals. See Note 12 for additional information.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026, as well as the results of operations and cash flows for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Intercompany balances and transactions between consolidated entities have been eliminated.

There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

NOTE 2—CASH & CASH EQUIVALENTS

Cash & cash equivalents consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Cash	$77,195	$35,635
U.S. Treasury securities	155,759	404,712
Total cash & cash equivalents	$232,954	$440,347

U.S. Treasury securities held by the Company represent Level 1 securities within the fair value hierarchy and are measured at fair value.

NOTE 3—INVENTORIES

Inventories consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Raw coal	$44,589	$31,689
Saleable coal	41,496	48,522
Supplies	8,257	6,944
Total inventories	$94,342	$87,155

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Plant and equipment	$394,588	$390,359
Mining property and mineral rights	139,225	139,077
Construction in process	43,437	22,264
Capitalized mine development costs	248,835	221,852
Less: accumulated depreciation, depletion, and amortization	(274,357)	(261,609)
Total property, plant, and equipment, net	$551,728	$511,943

Depreciation, depletion, and amortization included:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Depreciation of plant and equipment	$11,362	$11,031	$33,784	$32,289
Amortization of right of use assets (finance leases)	1,782	2,191	5,243	6,085
Amortization and depletion of capitalized
mine development costs and mineral rights	4,489	3,869	12,030	13,297
Total depreciation, depletion, and amortization	$17,633	$17,091	$51,057	$51,671

NOTE 5—DEBT

Outstanding debt consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Equipment loans	$—	$56
Senior Notes, net	117,487	116,592
Convertible Senior Notes, net	336,069	334,769
Total debt	453,556	451,417
Current portion of long-term debt	—	56
Total long-term debt	$453,556	$451,361

9.00% Senior Unsecured Notes due 2026—On July 13, 2021, we completed an offering of $34.5 million, in the aggregate, of the Company’s 9.00% Senior Unsecured Notes due 2026 (the “2026 Senior Notes”). The outstanding principal was repaid in full on July 31, 2025 with the proceeds from the issuance of 8.250% Senior Unsecured Notes due 2030 described below.

8.375% Senior Unsecured Notes due 2029—On November 27, 2024, the Company completed an offering of $50.0 million, in the aggregate, of 8.375% Senior Unsecured Notes due 2029 and on December 11, 2024, the Company closed on an additional $7.5 million of aggregate principal amount of such notes (collectively, the “2029 Senior Notes”). The 2029 Senior Notes mature on November 30, 2029, unless redeemed prior to maturity. The 2029 Senior Notes bear interest at a rate of 8.375% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on January 30, 2025. The Company may redeem the 2029 Senior Notes in whole or in part, at the Company’s option, at any time on or after November 30, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption.

Issuance-related costs for the 2029 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $3.1 million. These costs are reported as a debt discount which is being amortized over the term of the 2029 Senior Notes using the effective interest method. The outstanding principal remains at $57.5 million; however, the balance of the 2029 Senior Notes reported at September 30, 2026 was $55.3 million, which is net of unamortized issuance-related costs of $2.2 million. The effective interest rate is approximately 9.78%.

8.250% Senior Unsecured Notes due 2030—On July 31, 2025, the Company completed a public offering of 8.250% Senior Unsecured Notes due 2030 having an aggregate principal amount of $57.0 million with an option for the underwriters to purchase an additional $8.0 million of aggregate principal which was exercised by the underwriters on August 1, 2025 (collectively, the “2030 Senior Notes”). The 2030 Senior Notes mature on July 31, 2030, unless redeemed prior to maturity and bear interest at a rate of 8.250% per annum, payable quarterly in arrears on the 30th day of January, April, July and October of each year, commencing on October 30, 2025. The Company may redeem the 2030 Senior Notes in whole or in part, at the Company’s option, at any time on or after July 31, 2027, or upon certain change of control events, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption. The net proceeds from the offering of the 2030 Senior Notes were used to redeem all of the Company’s outstanding 2026 Senior Notes, with remaining proceeds to be used for general corporate purposes.

Issuance-related costs for the 2030 Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $3.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2030 Senior Notes using the effective interest method. The outstanding principal remains at $65.0 million; however, the balance of the 2030 Senior Notes reported at September 30, 2026 was $62.2 million, which is net of unamortized issuance-related costs of $2.8 million. The effective interest rate is approximately 9.62%.

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

Issuance-related costs for the 2031 Convertible Senior Notes included underwriters’ fees, attorney, accounting and filing costs totaled $10.5 million. These costs are reported as a debt discount which is being amortized over the term of the 2031 Convertible Senior Notes using the effective interest method. The outstanding principal remains at $345.0 million; however, the balance of the 2031 Convertible Senior Notes reported at September 30, 2026 was $336.1 million, which is net of unamortized issuance-related costs of $8.9 million. The effective interest rate is approximately 0.52%.

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

The borrowing base of the amended facility as of September 30, 2026 was $141.7 million based on eligible accounts receivable and inventory collateral and reserve requirements. There were no outstanding borrowings on the Revolving Credit Facility at September 30, 2026.

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

The terms of the Revolving Credit Facility include affirmative, negative and financial covenants that are customary for credit facilities of this type, including (among other things) covenants limiting the ability of the Company to incur additional indebtedness, make investments or loans, incur liens, consummate mergers and similar fundamental changes, make restricted payments, and enter into transactions with affiliates. Certain of these covenants may indirectly constrain the Company’s working capital. The terms of the facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio. A fixed charge coverage ratio of not less than 1.10:1.00 must be maintained by the Company during any period when excess availability is less than 12.5% of the maximum borrowing amount, tested as of quarter-end for the trailing four fiscal quarters. At September 30, 2026, the Company was in compliance with all debt covenants under the Revolving Credit Facility. The Company’s obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the personal property of the Company and its subsidiaries that are loan parties, subject to certain exceptions and permitted liens; collateral expressly excludes any owned or leased real property or any improvements or fixtures thereon, and any owned or leased machinery and equipment and any proceeds thereof.

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

Fair Value—The Company’s 2029 Senior Notes had an estimated fair value of $57.9 million and $58.3 million at September 30, 2026 and December 31, 2025, respectively. The Company’s 2030 Senior Notes had an estimated fair value of $65.3 million and $65.7 million at September 30, 2026 and December 31, 2025, respectively. The Company’s 2031 Convertible Senior Notes had an estimated fair value of $220.5 million and $292.9 million at September 30, 2026 and December 31, 2025, respectively. The fair values of the Company’s debt instruments were based on publicly traded market prices and were considered a Level 2 measurement based on trading volumes. The difference between the fair value and carrying amount of the Company’s remaining debts is not material due to the similarity between the terms of the debt agreements and prevailing market terms available to the Company.

Other—Lease obligations and liabilities related to insurance premium financing are excluded from the disclosures above.

NOTE 6—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Accrued payables	$19,686	$23,652
Accrued compensation	23,287	20,188
Accrued sales-related taxes	4,350	2,360
Accrued dividends	135	1,467
Other accrued	7,811	7,058
Total accrued liabilities	$55,269	$54,724

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

The estimated aggregate liability for these items totaled $12.0 million and $10.2 million as of September 30, 2026 and December 31, 2025, respectively. Of the aggregate liability, the amounts included in Other long-term liabilities were $8.7 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively.

Funds held in escrow for potential future workers’ compensation claims are considered restricted cash and have been included in prepaid expenses and other on the condensed consolidated balance sheets. Restricted cash balances were $0.8 million at September 30, 2026 and December 31, 2025.

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

The distribution of the Class B common stock provides existing holders of the Company’s common stock with an opportunity to participate directly in the financial performance of the Company’s CORE assets on a stand-alone basis, separate from the Company’s metallurgical coal operations. CORE assets were acquired initially as part of the Company’s acquisition of Ramaco Coal in the second quarter of 2022. The financial performance of CORE assets consists of the following non-cost bearing revenue streams based on the Company’s current expectations:

●	Royalty fees derived from the royalties associated with the Ramaco Coal and Amonate reserves, which we believe approximates 2-3% of Company-produced coal sales revenue excluding coal sales revenue from Knox Creek,
●	Infrastructure fees based on $5.00 per ton of coal processed at our preparation plants and $2.50 per ton of loaded coal at the Company’s rail load-out facilities, plus an adverse coal surcharge of $1.50/ton, if applicable, and
●	Future income derived, if and when realized, from advanced carbon products as well as rare earth elements and critical minerals initiatives.

Dividends for Class B common stock are based on a percentage of CORE royalty and infrastructure fees for the previous quarter. Any dividend amounts declared and paid are subject to the sole discretion of the Company’s Board of Directors. Refer to Note 14 for additional information regarding dividends declared subsequent to the date of the financial statements.

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

Stock Repurchase Program—In December 2025, the Board of Directors authorized the repurchase of up to $100 million of the Company's Class A common stock over a period of 24 months (“2025 Stock Repurchase Program”). Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise. The 2025 Stock Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. The Board of Directors also authorized the Company to enter into written trading plans in compliance with Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization. During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock under the 2025 Stock Repurchase Program. In total and for the nine months ended September 30, 2026, the Company repurchased 4,558,404 shares of its common stock under the 2025 Stock Repurchase Program at an average price per share of $14.46, including commissions and other repurchase costs.

Stock-Based Awards—Stock-based compensation expense totaled $5.1 million and $4.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Stock-based compensation expense totaled $15.9 million and $12.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. These amounts include employer-related taxes associated with the respective stock-based compensation. New stock-based awards granted during the first nine months of 2026 were for Class A common stock, all of which were granted in the first quarter of 2026 aside from a special award in the second quarter of 2026 with a grant date fair value of $0.7 million. There were no Class B stock-based awards granted during the first nine months of 2026.

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

Stock Options—We granted options for the purchase of shares of our Class A common stock for $5.34 per share to two executives on August 31, 2016. During 2023, stock options of our Class B common stock were distributed to these individuals under the equitable adjustments discussed above. During the first quarter of 2026, options to purchase a total of 448,712 shares of Class A common stock and 89,742 shares of Class B common stock were exercised through a non-cash transaction having a combined intrinsic value of $2.4 million. As part of the exercise, 111,035 shares of Class A common stock and 35,313 shares of Class B common stock were surrendered for withholding taxes payable. During the third quarter of 2026, options to purchase a total of 50,000 shares of Class A common stock and 10,000 shares of Class B common stock were exercised having a combined intrinsic value of $0.3 million. As part of the exercise, 8,726 shares of Class A common stock and 3,017 shares of Class B common stock were surrendered for withholding taxes payable. There were no remaining stock options outstanding as of September 30, 2026.

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

On August 4, 2026, the Company announced that the Board of Directors declared a stock dividend of $0.1535 per share on the Company’s Class B common stock to be payable on September 25, 2026 to shareholders of record on September 11, 2026. Class B holders received 0.025626 of one share of Class B common stock for each share of Class B common stock held on the record date which was determined by dividing $0.1535 by the September 11, 2026 Class B closing price of $5.99.

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

Surety Bonds—In accordance with state laws, we are required to post reclamation bonds to assure that reclamation work is completed. We also have a smaller amount of surety bonds that secure performance obligations. Bonds outstanding at September 30, 2026 totaled approximately $38.7 million.

Coal Leases and Associated Royalty Commitments—We lease coal reserves under agreements that require royalties to be paid as the coal is mined and sold. Many of these agreements require minimum annual royalties to be paid regardless of the amount of coal mined and sold. Total royalty expenses were $7.4 million and $4.5 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $19.8 million and $17.3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. These agreements generally have terms running through exhaustion of all the mineable and merchantable coal covered by the respective lease. Royalties or throughput payments are based on a percentage of the gross selling price received for the coal we mine.

Contingent Transportation Purchase Commitments—We secure the ability to transport coal through rail contracts and export terminals that are sometimes funded through take-or-pay arrangements. As of September 30, 2026, the Company’s remaining commitments under take-or-pay arrangements totaled $14.3 million, the majority of which relates to a multi-year contract with total remaining commitments of $10.8 million until the terms expire in the first quarter of 2028. The level of these commitments will generally be reduced at a per ton rate as such rail and export terminal services are utilized against the required minimum tonnage amounts over the contract term stipulated in such rail and export terminal contracts. As of September 30, 2026, the Company did not expect a volume shortfall under its transportation commitments and, therefore, determined that no accrued liability was warranted.

Litigation—From time to time, we are subject to various litigation and other claims in the normal course of business. Losses related to such contingencies are accrued when/if a loss is probable and the amount is reasonably estimable. No losses have been accrued in the consolidated financial statements with respect to such matters. Losses from certain injury-related matters are reasonably possible of occurring; however, an estimate of the possible range of loss cannot be made at this time as no litigation has progressed sufficiently through discovery and development of important facts and legal issues. With respect to the matters discussed below in which claims have been asserted against us, the outcome cannot be predicted with certainty, and we are currently unable to estimate the possible loss or range of loss, if any.

Preparation Plant Purchase

In February 2024, we purchased a Preparation Plant (the “Plant”) from EMCOAL, Inc. for $3 million. After this purchase, the Plant was disassembled and transported to the Maben Complex for reassembly. On November 15, 2024, Justice Coal of Alabama, LLC (the “Plaintiff”) filed a complaint in the United States District Court for the Southern District of West Virginia, Beckley Division, against Ramaco Resources, Inc., Ramaco Development, LLC, and Maben Coal LLC. On May 5, 2025, the United States District Court for the Southern District of West Virginia granted our Motion to Transfer Venue to the United States District Court for the Northern District of Alabama. On June 3, 2025, Plaintiff amended its Complaint to add EMCOAL, Inc. as a Defendant.

Plaintiff claims its sale of the Plant to EMCOAL, Inc. was not completed and thus EMCOAL, Inc. did not have the right to sell the Plant to us. As a result of Ramaco purchasing the Plant from EMCOAL, Inc., Plaintiff claims in the complaint we are liable for conversion, unjust enrichment, and negligence. Plaintiff has sought damages for these alleged claims. We filed a motion to dismiss Plaintiff’s Amended Complaint against us on June 24, 2025 and that motion was subsequently denied. We filed our Answer to the Amended Complaint on November 21, 2025. The court has directed the parties to be ready for trial “by March 2027” with the trial date to be set in a subsequent Scheduling Order. Discovery was calendared to end on October 31, 2026 with dispositive motions due November 30, 2026. However, limited discovery has been allowed to continue beyond the calendared date. We believe we have meritorious defenses to all claims in this matter.

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

On April 1, 2022, we filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit. On July 20, 2023, the court rendered a decision reinstating the jury’s $7.7 million contract damages verdict. The court further determined that we are entitled to attorney’s fees in an amount to be determined on remand. Finally, the court held that we are entitled to Hayseeds damages for wrongful denial of the claim but remanded for a new trial on the amount of such damages after affirming that the original $25 million award was excessive. On August 3, 2023, the Defendants-Appellees filed a Petition for Rehearing and Rehearing En Banc with the Fourth Circuit. The petition was denied by order dated August 15, 2023. On August 29, 2023, the court clarified that the amount of attorney’s fees to be determined on remand included appellate fees. On September 8, 2023, the court entered its amended judgment, which awarded post-judgment interest on the previously awarded and reinstated verdict related to contract (compensatory) damages and the Fourth Circuit thereafter issued its mandate on October 2, 2023. On August 19, 2024, the Court issued a Memorandum Opinion and Order that the Hayseeds damages to be considered in the new trial would include annoyance and inconvenience up to October 2, 2023 with new discovery permitted for the time period of July 15, 2021 through October 2, 2023. The Court also ordered Hayseeds damages to be considered for net economic loss caused by the defendant’s delay in settlement be allowed for the time period of July 15, 2021 through October 2, 2023 with new discovery to be permitted for that time period.

During 2023, the defendants fully paid the portion of the judgment related to contract (compensatory) damages in the court’s order and that portion of the matter is considered closed. On April 24, 2024, the Court stated Ramaco is entitled to reasonable attorney’s fees for both the appeal and the first trial, adding there will be a full Hayseeds trial under the timelines set forth above. Regarding the court’s determination and award of attorney’s fees, the Company accrued an additional loss recovery asset of approximately $0.8 million during the third quarter of 2026, bringing the total loss recovery asset to approximately $5.6 million in Prepaid expenses and other on the Consolidated Balance Sheet as of September 30, 2026. The corresponding reduction of approximately $0.8 million during the third quarter of 2026 was to Selling, general, and administrative expense on the Consolidated Statements of Operations. The Company considers that it is probable to recover at least this amount of previously recognized attorneys’ fees expenses based upon the developments above.

On September 25, 2026, following the new trial on damages, the jury returned a verdict in our favor for $27.5 million in net economic loss damages and $2.5 million in aggravation and inconvenience. The jury's verdict resolved two of the three elements of damages in the matter. The remaining element, attorney's fees, was not decided by the jury and will be determined by the Court. Post-trial motions were due by October 23, 2026 and each party filed post-trial motions. These matters will be fully briefed and the case will be pending until the court’s determination of these matters, as well as the court’s determination and award of attorney’s fees. The Company is accounting for this matter as a gain contingency, and will record any such gain in future periods, if and when the contingency is resolved, in accordance with ASC 450, "Contingencies."

Class Action Complaint Alleging Violations of the Federal Securities Laws

On January 30, 2026, a putative class action complaint was filed against the Company, Randall Atkins, our Chief Executive Officer, and Jeremy Sussman, our Chief Financial Officer, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder arising from allegedly materially false and/or misleading statements concerning the development and active mining status of the Company's Brook Mine rare earth and other critical minerals project in Wyoming during the class period of July 31, 2025 through October 23, 2025. The plaintiff seeks determination of class action status under Rule 23 of the Federal Rules of Civil Procedure, an award of compensatory damages against all defendants jointly and severally for all damages sustained (including interest), reasonable costs and expenses including counsel fees and expert fees, and such other relief as the court deems just and proper.

The case is pending in the United States District Court for the Southern District of New York and was originally captioned Lynn Henning, Individually And On Behalf Of All Others Similarly Situated v. Ramaco Resources, Inc., Randall W. Atkins, And Jeremy R. Sussman, (Case No. 1:26-cv-00846). On April 22, 2026, the court appointed Andrew Clark, Phil McBride, and Edward Van Vliet as Co-Lead Plaintiffs. The case was also ordered to be styled as In Re Ramaco Resources, Inc. Securities Litigation. On May 5, 2026, the court entered a Scheduling Stipulation and Order requiring Co-Lead Plaintiffs to file an amended complaint within 45 days and establishing procedures for Defendants to seek a pre-motion conference in advance of any motion to dismiss thereafter. The filed amended complaint extended the class period to July 1, 2025 through February 26, 2026 and added Christopher Blanchard, our Executive Vice President for Mine Planning and Development, and Michael Woloschuk, our Executive Vice President Critical Minerals Operations, as defendants. The Company filed a motion to dismiss the claims on September 21, 2026, which is pending before the Court. We believe we have meritorious defenses to all claims in this matter.

Trade Secret Misappropriation and Breach of Contract Action Against Former Employee

On March 16, 2026, the Company and its subsidiary, Ramaco Carbon, LLC, filed a complaint in the United States District Court for the District of Wyoming naming as the defendant former employee Alex J. Moyes (“Moyes”) alleging (1) Misappropriation of Trade Secrets under the Defend Trade Secrets Act pursuant to 18 U.S.C. §1832, et seq; (2) Misappropriation of Trade Secrets under the Wyoming Uniform Trade Secrets Act pursuant to Wyoming Statute §40-24, et seq.; (3) Breach of Contract under Moyes’ non-disclosure agreement; (4) Breach of Contract under Moyes’ employment offer letter; and (5) seeking injunctive relief. Ramaco seeks preliminary and permanent injunctive relief, compensatory damages, exemplary and/or punitive damages, its attorneys’ fees and costs, and such other relief that the court deems appropriate. The court subsequently denied our Motion for a Temporary Restraining Order and/or Preliminary Injunction. An Initial Pretrial Conference was held on June 16, 2026, and discovery is ongoing. The case number is 1:26-cv-104.

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

Disaggregated information about Revenue by segment is presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Metallurgical Coal Segment
Coal Sales
North American revenue	$52,965	$47,997	$130,822	$156,552
Export revenue, excluding Canada	97,124	72,999	285,679	252,059
Total revenue	$150,089	$120,996	$416,501	$408,611

Revenue for the three and nine months ended September 30, 2026 includes a $0.1 million net decrease to revenue and a $0.2 million net increase to revenue, respectively, related to adjustments for performance obligations satisfied in a previous reporting period. These adjustments were due to true-ups of previous estimates for provisional pricing and demurrage as well as price adjustments for minimum specifications or qualities of delivered coal.

As of September 30, 2026, the Company had outstanding performance obligations of approximately 2.1 million tons for contracts with fixed sales prices averaging $139 per ton, excluding freight revenue, as well as 1.2 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 34% of the committed tons in 2026 and 66% in 2027. Variable amounts, including index-based prices, have not been estimated for the purpose of disclosing remaining performance obligations as permitted under the revenue recognition guidance when variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

The Company has not recorded any revenues from the Rare Earths and Critical Minerals segment.

Concentrations—During the three months ended September 30, 2026, sales to one individual customer were 10% or more of our total revenue, representing 20% of our total revenue. For comparison purposes, sales to three customers were 10% or more of our total revenue for the corresponding period of 2025, each representing 15%, 11%, and 10%, respectively, of our total revenue. During the nine months ended September 30, 2026, sales to one individual customer were 10% or more of our total revenue, representing 17% of our total revenue. For comparison purposes, sales to two customers were 10% or more of our total revenue for the corresponding period of 2025, each representing 16% and 11%, respectively, of our total revenue. Five customers with individual accounts receivable balances equal to 10% or more of total accounts receivable represented 22%, 16%, 13%, 12% and 10%, respectively, of the Company’s accounts receivable balance at September 30, 2026.

NOTE 10—INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. The income tax impacts of discrete items are recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2026 and 2025 was a benefit of 22.1% and 19.9%, respectively. Our effective tax rate for the nine months ended September 30, 2026 and 2025 was a benefit of 20.7% and 22.2%, respectively, excluding the impact of discrete items. Discrete items for the periods included items for management compensation and stock-based compensation. The lower effective tax rate for the nine months ended September 30, 2026 compared to the same period of 2025 was primarily driven by higher non-deductible executive compensation under Section 162(m) and a lower expected percentage depletion deduction, partially offset by non-taxable production tax credits.

Legislation—On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes made by the OBBBA include, but are not limited to, the reinstatement of 100% bonus depreciation, the reinstatement of immediate expensing for domestic research and experimentation costs, and changes to the calculation of the foreign-derived intangible income deduction and the interest expense limitation. It also added metallurgical coal to the list of “critical minerals” eligible for the Section 45X Advanced Manufacturing Tax Credit. The Section 45X credit (also known as the advanced manufacturing production credit), as amended, provides a tax credit equal to 2.5% of the production costs for metallurgical coal produced during tax years 2026 through 2029. We have incorporated the effects of the OBBBA in our income tax provision and recorded a Section 45X credit of $3.0 million and $8.3 million for the three and nine months ended September 30, 2026, respectively, within Cost of sales on our Consolidated Statements of Operations.

NOTE 11—EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings per share (“EPS”) is shown on the following page:

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Earnings attribution
Class A common stock	$(16,408)	$(12,788)	$(47,063)	$(33,874)
Class A restricted stock awards	—	—	—	102
Class B common stock	(1,864)	(571)	(4,946)	(3,665)
Class B restricted stock awards	—	5	—	13
Forfeitable dividends declared on unvested stock-based awards	37	46	40	683
Net loss	$(18,235)	$(13,308)	$(51,969)	$(36,741)

	Three months ended September 30, 2026		Three months ended September 30, 2025
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings (loss) for basic and diluted earnings per common share	$(16,408)	$(1,864)	$(12,788)	$(571)
Add: Class B net diluted earnings per diluted share	—	—	—	—
Net diluted earnings (loss) per diluted share	$(16,408)	$(1,864)	$(12,788)	$(571)
Denominator
Weighted average shares used to compute basic earnings per share	51,866	11,531	50,383	10,704
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	—	—
Weighted average shares used to compute diluted earnings per share	51,866	11,531	50,383	10,704

Earnings (loss) per common share
Basic	$(0.32)	$(0.16)	$(0.25)	$(0.05)
Diluted	$(0.32)	$(0.16)	$(0.25)	$(0.05)

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Class A	Class B	Class A	Class B
Dual class EPS calculations
Numerator
Net earnings (loss) for basic and diluted earnings per common share	$(47,063)	$(4,946)	$(33,874)	$(3,665)
Add: Class B net diluted earnings per diluted share	—	—	—	—
Net diluted earnings (loss) per diluted share	$(47,063)	$(4,946)	$(33,874)	$(3,665)
Denominator
Weighted average shares used to compute basic earnings per share	53,619	11,349	46,070	10,257
Dilutive effect of conversion of Class B common stock to Class A common stock	—	—	—	—
Weighted average shares used to compute diluted earnings per share	53,619	11,349	46,070	10,257

Earnings (loss) per common share
Basic	$(0.88)	$(0.44)	$(0.74)	$(0.36)
Diluted	$(0.88)	$(0.44)	$(0.74)	$(0.36)

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

For accounting purposes, Class B’s participation rights in net earnings are, in substance, discretionary based on the power of the Company’s Board of Directors to add or modify expense allocation policies, redefine CORE assets, and redetermine CORE’s per-ton usage fees at any time, in its sole discretion, without shareholder approval. Therefore, no amount of the Company’s net earnings shall be allocated to Class B to calculate EPS other than actual dividends declared during the period for the tracking stock. However, during the three and nine months ended September 30, 2026, dividends declared by the Company were more than consolidated net income (loss) for the period, which resulted in an undistributed net loss for reporting purposes. The resulting undistributed net loss was allocated proportionately between outstanding Class A and Class B common stock based on the rights to residual net assets upon liquidation being equal between holders of Class A and Class B common stock. See Note 7 for more information on dividends declared during the period.

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

Antidilutive shares excluded from the dilutive EPS calculation are presented below:

	Three months ended September 30, 2026		Three months ended September 30, 2025		Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Antidilutive options	—	—	498,712	108,697	33,333	8,507	498,712	108,697
Antidilutive RSUs	967,440	14,836	1,114,381	36,767	974,205	14,532	1,114,381	36,767
Antidilutive PSUs (at target)	858,475	23,267	1,571,876	228,738	1,238,962	32,482	1,571,876	228,738
Antidilutive convertible senior notes	10,538,370	—	—	—	10,538,370	—	—	—

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

The following tables present the Company’s reportable segment information:

	Three Months Ended September 30, 2026
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$150,089	$-	$150,089

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(112,688)	-	(112,688)
Transportation costs	(21,116)	-	(21,116)
Selling, general, and administrative (a)	(5,196)	(5,854)	(11,050)
Other segment items (b)	1,042	3	1,045
Segment Adjusted EBITDA	12,131	(5,851)	6,280

Corporate expenses (c)			(2,213)
Stock-based compensation			(5,119)
Asset retirement obligations accretion			(483)
Depreciation, depletion, and amortization			(17,633)
Other expenses			(1,960)
Other non-operating			(900)
Interest expense, net			(1,390)
Income tax benefit (expense)			5,183

Net (loss) income			$(18,235)

Segment capital expenditures	31,667	2,652	34,319
Other capital expenditures (d)			112
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$34,431

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

(b) "Other segment items" consists of items within "Other income (expense), net" on the Company's unaudited Condensed Consolidated Statements of Operations, idle costs and other non-recurring costs that are not related to the segments’ underlying business performance.

(c) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Three Months Ended September 30, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$120,996	$-	$120,996

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(85,476)	-	(85,476)
Transportation costs	(16,366)	-	(16,366)
Selling, general, and administrative (a)	(4,420)	(3,759)	(8,179)
Other segment items (b)	1,208	-	1,208
Segment Adjusted EBITDA	15,943	(3,759)	12,184

Corporate expenses (c)			(3,233)
Stock-based compensation			(4,731)
Asset retirement obligations accretion			(402)
Depreciation, depletion, and amortization			(17,091)
Other expenses			(1,083)
Interest expense, net			(2,250)
Income tax benefit (expense)			3,299

Net (loss) income			$(13,308)

Segment capital expenditures	11,510	1,875	13,385
Other capital expenditures (d)			11
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$13,396

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

(c) “Corporate expenses” represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Nine Months Ended September 30, 2026
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$416,501	$-	$416,501

Significant segment expenses:
Cost of sales (exclusive of transportation costs)	(306,942)	-	(306,942)
Transportation costs	(63,552)	-	(63,552)
Selling, general, and administrative (a)	(15,496)	(17,909)	(33,405)
Other segment items (b)	4,333	9	4,342
Segment Adjusted EBITDA	34,844	(17,900)	16,944

Corporate expenses (c)			(6,343)
Stock-based compensation			(15,939)
Asset retirement obligations accretion			(1,472)
Depreciation, depletion, and amortization			(51,057)
Other expense			(5,140)
Other non-operating			(900)
Interest expense, net			(3,243)
Income tax benefit (expense)			15,181

Net (loss) income			$(51,969)

Segment capital expenditures	75,583	9,697	85,280
Other capital expenditures (d)			161
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$85,441

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

(b) "Other segment items" consists of items within "Other income (expense), net" on the Company's unaudited Condensed Consolidated Statements of Operations, less idle costs and other non-recurring costs that are not related to the segments’ underlying business performance.

(c) Corporate expenses represent costs incurred at the corporate offices that are not specifically attributable to the reportable segments.
(d) Includes amounts not allocated to the reportable segments, primarily related to corporate capital expenditures.

	Nine Months Ended September 30, 2025
(In thousands)	Metallurgical Coal	REE & Critical Minerals	Total

Revenue	$408,611	$-	$408,611

Significant segment expenses:
Cost of sales (exclusive of transportation costs) (a)	(290,289)	-	(290,289)
Transportation costs	(56,037)	-	(56,037)
Selling, general, and administrative (b)	(14,439)	(12,402)	(26,841)
Other segment items (c)	3,516	-	3,516
Segment Adjusted EBITDA	51,362	(12,402)	38,960

Corporate expenses (d)			(10,072)
Stock-based compensation			(12,844)
Asset retirement obligations accretion			(1,206)
Depreciation, depletion, and amortization			(51,671)
Other expenses			(2,228)
Interest expense, net			(7,298)
Income tax benefit (expense)			9,618

Net (loss) income			$(36,741)

Segment capital expenditures	46,841	2,420	49,261
Other capital expenditures (e)			15
Total capital expenditures (including accrued capital expenditures and capitalized interest)			$49,276

(a) Alternative mineral development costs through June 30, 2025 of approximately $3.8 million have been reclassed from “Cost of sales” within the Company’s unaudited Condensed Consolidated Statements of Operations to “Selling, general, and administrative” in the Rare Earths and Critical Minerals segment. In addition, transportation costs are included in “Cost of sales” within the Company’s unaudited Condensed Consolidated Statements of Operations and are presented separately within the table above. The presentation of these amounts conforms to the current period presentation.

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

NOTE 13—RELATED PARTY TRANSACTIONS

Ramaco Foundation—The Company made a charitable cash contribution of $0.5 million in the third quarter of 2025 to the Ramaco Foundation, which was recognized in Other income (expense), net, on the unaudited Condensed Consolidated Statements of Operations. The Ramaco Foundation is an unconsolidated not-for-profit organization whose Board of Directors includes several members of the Company’s management and Board of Directors.

Other than described above, there were no material related party transactions for the three and nine months ended September 30, 2026 or 2025.

NOTE 14—SUBSEQUENT EVENTS

On November 3, 2026, the Company announced that the Board of Directors declared a cash dividend of $0.0742 per share of Class B common stock for the fourth quarter of 2026. The fourth quarter dividend is payable on December 18, 2026, to shareholders of record at the close of business on December 4, 2026.

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

Overview

We are an operator and developer of high-quality, low-cost metallurgical coal in southern West Virginia and southwestern Virginia, and are exploring a coal, rare earth, and other critical minerals project in Wyoming. Our metallurgical coal development portfolio primarily includes the following properties: Elk Creek, Berwind, Knox Creek, and Maben. We believe each of these properties possesses geologic and logistical advantages that make our coal among the lowest delivered-cost U.S. metallurgical coal to our domestic customer base, North American blast furnace steel mills and coke plants, as well as to international metallurgical coal consumers. In mid-2025, we held a ribbon cutting and groundbreaking event at our rare earth element and other critical mineral exploration stage property near Sheridan, Wyoming (the “Brook Mine”). The Brook Mine is currently an exploration stage property with respect to its rare earth element and other critical mineral operations. The Brook Mine initially produced representative material to serve as feedstock for testing, with the goal of eventually demonstrating the viability of processing rare earth elements and other critical minerals and to support studies that could establish mineral reserves. There is no assurance that we will be able to successfully develop the Brook Mine into a commercial scale mine, and there is no certainty that any part of the inferred mineral resources estimated will be converted into higher confidence mineral resources and eventually mineral reserves in the future. Contiguous to the Brook Mine, the Company operates a carbon research facility related to the production of advanced carbon products and materials from coal.

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

Global metallurgical coal markets remained relatively soft in the third quarter of 2026 due to constrained economic growth in some regions of the world and continued conflict overseas. Reduced global steel production and oversupply in the market have led to a reduction in the price steel producers are willing to pay for their metallurgical coal feedstock; however, U.S. metallurgical coal indices and spot prices increased modestly in Q3 2026 as supply cuts have begun occurring for higher cost operations. Longer term, the Company believes that limited global investment in new coking coal production capacity, the industrialization of emerging economies, expansion of urbanization globally, and an eventual return to economic growth will support coking coal markets overall.

During the nine months ended September 30, 2026, we sold 3.0 million tons of coal and recognized $416.5 million of revenue. Of this amount, 31% of our revenue was from sales into North American markets, including Canada, and 69% of our revenue was from sales into export markets. During the same period of 2025, we sold 2.9 million tons of coal and recognized $408.6 million of revenue, of which 38% was from sales into North American markets, including Canada, and 62% was from sales into export markets. Sales into export markets, which often include index-based pricing, generally have greater exposure to variability in pricing from period to period. The Company’s exports have not been materially delayed or otherwise affected by recent severe weather events, dockworker labor disputes, global conflicts or U.S. tariffs.

As of September 30, 2026, the Company had outstanding performance obligations of approximately 2.1 million tons for contracts with fixed sales prices averaging $139 per ton, excluding freight revenue, as well as 1.2 million tons for contracts with index-based pricing mechanisms. The Company expects to satisfy approximately 34% of these commitments in 2026 and 66% of these commitments in 2027. Refer to Note 9 of Part I, Item 1 for additional information.

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

In the first nine months of 2026, our segment capital expenditures were $74.7 million, excluding capitalized interest of $0.9 million. In the first nine months of 2025, our segment capital expenditures were $45.9 million, excluding capitalized interest of $0.9 million. The increase in capital expenditures was mainly attributable to the construction of a new rail loadout and the development of the Beckley Crystal Mine at our Maben complex, in addition to adding mining sections at our Berwind complex, each of which is part of our growth commitments in our low-vol portfolio.

The Company produced 2.7 million tons of coal during the first nine months of 2026 compared to 2.9 million tons of coal in the corresponding period of 2025. The Company expects full-year production volumes in 2026 between 3.6 and 3.8 million tons with an ability to vary production dependent on market conditions.

Rare Earths and Critical Minerals Segment

Our ongoing business development efforts are focused on the timely and prudent advancement of our rare earth elements and other critical minerals property, the assessment of associated processing facilities to support the future production of rare earth element minerals and other critical minerals products, and coal-to-carbon based products.

The Company continues to move forward with its potential rare earth elements and other critical minerals deposit evaluation at the Brook Mine. The timeline for our rare earth elements and other critical minerals initiatives is subject to the completion of ongoing test work, engineering studies, and the continued updating of mine designs, as well as the receipt of all required federal, state, and local permits and licenses and compliance with applicable regulatory requirements. In July 2026, the Company released an Initial Assessment Report from Hatch Associates Consultants, Inc. (“Hatch”) which evaluates a previously announced carbochlorination-based refining and flowsheet process for the Brook Mine project. This Initial Assessment Report is expected to be followed by a Pre-Feasibility Study, also to be prepared by Hatch, when sufficient metallurgical results are available from bench scale testing along with an updated mineral resource estimates based on latest drilling and analytical studies.

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

In the first nine months of 2026, our segment capital expenditures were $9.2 million, excluding capitalized interest of $0.5 million. In the first nine months of 2025, our segment capital expenditures were $2.4 million. The increase in capital expenditures was attributable to the continued expansion of the Brook Mine project.

The Company currently estimates approximately $25.0 million in additional expenditures for the Brook Mine project in the coming months, consisting primarily of capital expenditures. These expenditures are discretionary and are not subject to any contractual commitments. Management will consider these expenditures, together with other operational and economic factors, in evaluating the future scope of the project. The timing and amount of these expenditures may differ materially depending on actual project execution costs, market conditions, and other factors.

No revenues have been recognized from the Company’s Rare Earths and Critical Minerals segment to date.

Consolidated Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025

Revenue	$150,089	$120,996	$416,501	$408,611

Costs and expenses
Cost of sales (exclusive of items shown separately below)	133,804	101,842	370,494	346,326
Asset retirement obligations accretion	483	402	1,472	1,206
Depreciation, depletion, and amortization	17,633	17,091	51,057	51,671
Selling, general and administrative expenses	19,281	16,143	57,143	49,757
Total costs and expenses	171,201	135,478	480,166	448,960

Operating income (loss)	(21,112)	(14,482)	(63,665)	(40,349)

Other income (expense), net	(916)	125	(242)	1,288
Interest expense, net	(1,390)	(2,250)	(3,243)	(7,298)
Income before tax	(23,418)	(16,607)	(67,150)	(46,359)

Income tax benefit (expense)	5,183	3,299	15,181	9,618

Net income (loss)	$(18,235)	$(13,308)	$(51,969)	$(36,741)

Earnings per common share
Basic - Class A	$(0.32)	$(0.25)	$(0.88)	$(0.74)
Basic - Class B	$(0.16)	$(0.05)	$(0.44)	$(0.36)

Diluted - Class A	$(0.32)	$(0.25)	$(0.88)	$(0.74)
Diluted - Class B	$(0.16)	$(0.05)	$(0.44)	$(0.36)

Adjusted EBITDA	$3,006	$8,367	$6,917	$27,160

Net income and Adjusted EBITDA for the three and nine months ended September 30, 2026 were negatively impacted by the continued unfavorable global metallurgical coal markets and metallurgical coal price indices. This occurred due to a variety of macroeconomic factors, including the continued Chinese oversupply of steel into a muted global economic environment. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding Adjusted EBITDA.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue. Coal sales revenue for the three months ended September 30, 2026 was $150.1 million, approximately 24.0% higher than the same period in 2025 driven by a 23.3% increase in tons sold. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from the Company’s Rare Earths and Critical Minerals segment at this time.

Cost of sales. Our cost of coal sales for the three months ended September 30, 2026 was $133.8 million, approximately 31.4% higher than the same period in 2025 driven by the increase in tons sold described above. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from the Company’s Rare Earths and Critical Minerals segment at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $17.6 million and $17.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase quarter-to-quarter was mainly attributable to general increases in property, plant, and equipment versus 2025.

Selling, general, and administrative. Selling, general, and administrative (“SG&A”) expenses were $19.3 million and $16.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase in 2026 was mainly attributable to an increase in labor costs of $1.2 million, including stock compensation, and a $1.5 million increase in professional services driven by our internal reorganization and other legal costs. The remaining increase is attributable to the development of our rare earth element and critical minerals project.

Other income (expense), net. Other income (expense), net was an expense of $0.9 million for the three months ended September 30, 2026 compared to income of $0.1 million for the three months ended September 30, 2025. The change was mainly attributable to a decrease in income generating activities ancillary to our operations such as rail rebates, scrap sales and other miscellaneous income.

Interest expense, net. Interest expense, net was $1.4 million for the three months ended September 30, 2026 compared to $2.3 million for the same period in 2025. The decrease in 2026 was mainly attributable to increased interest income of $0.9 million driven by U.S. treasury securities.

Income tax benefit (expense). The effective tax rate for the three months ended September 30, 2026 and 2025 was a benefit of 22.1% and 19.9%, respectively. The lower effective tax rate for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2026 was primarily driven by the impact of changes to the estimated annual effective tax rate made in each period. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, production tax credits, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue. Coal sales revenue for the nine months ended September 30, 2026 was $416.5 million, approximately 1.9% higher than the same period in 2025 driven by a 4.4% increase in tons sold offset by the negative impact of pricing. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in revenue. There are no revenues from the Company’s Rare Earths and Critical Minerals segment at this time.

Cost of sales. Our cost of coal sales for the nine months ended September 30, 2026 was $370.5 million, approximately 7.0% higher than the same period in 2025 driven by the increase in tons sold described above. See the “Metallurgical Coal Segment” section below for further discussion of year-over-year changes in cost of sales. There are no cost of sales from the Company’s Rare Earths and Critical Minerals segment at this time.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization expense totaled $51.1 million and $51.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was related to a

$1.3 million decrease in development amortization and depletion and a $0.9 million decrease in finance lease amortization, partially offset by general increases in plant and equipment versus 2025.

Selling, general, and administrative. SG&A expenses were $57.1 million and $49.8 million for the nine months ended September 30, 2026 and 2025, respectively. SG&A expenses for the nine months ended September 30, 2026 include a $1.2 million reversal of a legacy accrued expense established in 2023 following resolution of the related matter. In addition to this matter, the increase in 2026 was also due to an increase in labor costs of $7.3 million, including stock compensation, with the remaining increase attributable to costs associated with our internal reorganization and the development of our rare earth element and critical minerals project.

Other income (expense), net. Other income (expense), net was an expense of $0.2 million for the nine months ended September 30, 2026 compared to income of $1.3 million for the nine months ended September 30, 2025. The change was mainly attributable to a decrease in income generating activities ancillary to our operations such as rail rebates, scrap sales and other miscellaneous income.

Interest expense, net. Interest expense, net was $3.2 million for the nine months ended September 30, 2026 compared to $7.3 million for the same period in 2025. The decrease in 2026 was mainly attributable to increased interest income of $6.6 million driven by U.S. treasury securities, offset by an increase in interest expense of $2.5 million associated with the issuance of 2030 Senior Notes in the fiscal quarter ended September 30, 2025 and 2031 Convertible Senior Notes in the fiscal quarter ended December 31, 2025.

Income tax benefit (expense). The effective tax rate for the nine months ended September 30, 2026 and 2025 was a benefit of 20.7% and 22.2%, respectively, excluding the impact of discrete items. Discrete items for the periods consisted of management compensation and stock-based compensation. The lower effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by higher non-deductible executive compensation under Section 162(m) and a lower expected percentage depletion deduction, partially offset by non-taxable production tax credits. The primary differences from the federal statutory rate of 21% are related to state taxes, non-deductible expenses, production tax credits, and depletion expense for income tax purposes.

Earnings (loss) per share. Refer to Note 11 of Part I, Item 1 for information regarding earnings per share calculations for Class A and Class B common stock.

Segment Results

Metallurgical Coal Segment

Coal sales and Segment Adjusted EBITDA information is summarized as follows:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)

Revenue	$150,089	$120,996	$29,093	$416,501	$408,611	$7,890
Tons sold	1,077	873	204	3,025	2,897	128
Total revenue per ton sold (GAAP basis) (a)	$139	$139	$-	$138	$141	$(3)

Cost of sales	$133,804	$101,842	$31,962	$370,494	$346,326	$24,168
Tons sold	1,077	873	204	3,025	2,897	128
Total cost of sales per ton sold (GAAP basis) (a)	$124	$117	$7	$122	$120	$2

Segment Adjusted EBITDA (b)	$12,131	$15,943	$(3,812)	$34,844	$51,362	$(16,518)

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue. Coal sales revenue for the three months ended September 30, 2026 was $150.1 million, approximately 24.0% higher than the same period in 2025 driven by a 23.3% increase in tons sold. The increase in tons sold was attributable to an increase of 18.9% and 25.7% in domestic (including Canada) and export tons sold, respectively. Revenue per ton sold was $139 per ton, which is consistent with the three months ended September 30, 2025. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also remained consistent with the three months ended September 30, 2025 at $120 per ton. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the three months ended September 30, 2026 was $133.8 million, approximately 31.4% higher than the same period in 2025 driven by the increase in tons sold described above. Cost of sales per ton sold increased 6.0% from $117 per ton for the three months ended September 30, 2025 to $124 per ton for the three months ended September 30, 2026. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, also increased 7.2% from $97 per ton for the three months ended September 30, 2025 to $104 per ton for the three months ended September 30, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The increase in the Company’s cost of sales per ton sold measures was largely due to elevated diesel and rebar prices compared to the prior year.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three months ended September 30, 2026 decreased by $3.8 million compared to the same period in 2025 driven by the cost of sales items discussed above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue. Coal sales revenue for the nine months ended September 30, 2026 was $416.5 million, approximately 1.9% higher than the same period in 2025 driven by a 4.4% increase in tons sold offset by the negative impact of pricing. The increase in tons sold was attributable to a 12.0% increase in export tons sold, offset by a 9.6% decrease in domestic (including Canada) tons sold. Revenue per ton sold decreased 2.1% from $141 per ton for the nine months ended September 30, 2025 to $138 per ton for the nine months ended September 30, 2026. Revenue per ton sold (FOB mine), a non-GAAP measure which excludes transportation revenues and demurrage, also decreased 4.1% from $122 per ton for the nine months ended September 30, 2025 to $117 per ton for the nine months ended September 30, 2026. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure. The decrease in the Company’s revenue per ton sold measures was largely due to the decrease in metallurgical coal prices, specifically within U.S. high-vol indices, due to the macroeconomic conditions discussed earlier. We expect metallurgical coal prices to remain volatile in the near term.

Cost of sales. Our cost of coal sales for the nine months ended September 30, 2026 was $370.5 million, approximately 7.0% higher than the same period in 2025 driven by the increase in tons sold described above. Cost of sales per ton sold increased 1.7% from $120 per ton for the nine months ended September 30, 2025 to $122 per ton for the nine months ended September 30, 2026. This increase is largely due to elevated diesel and rebar prices and an increase in transportation and idle costs per ton sold, offset by our increased efforts to produce from cost-effective mines in a challenging macroeconomic coal environment. Cash cost per ton sold (FOB mine), a non-GAAP measure which excludes transportation costs and idle mine costs, was consistent with the nine months ended September 30, 2025 at

$100 per ton in alignment with the previous explanation. Refer to Non-GAAP Financial Measures later in Item 2 for more information regarding this measure.

Segment adjusted EBITDA. Segment adjusted EBITDA for the nine months ended September 30, 2026 decreased by $16.5 million compared to the same period in 2025 driven by the revenue and cost of sales items discussed above.

Rare Earths and Critical Minerals Segment

As of September 30, 2026, the Company has not recorded any revenues or cost of sales from the Rare Earths and Critical Minerals segment. Segment Adjusted EBITDA is shown below:

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)

Segment Adjusted EBITDA (a)	$(5,851)	$(3,759)	$(2,092)	$(17,900)	$(12,402)	$(5,498)

(a) Segment Adjusted EBITDA is management’s primary segment measure of profit or loss in assessing segment performance and deciding how to allocate the Company’s resources. Refer to Note 12—Segment Reporting in Part I, Item 1 for additional information on the calculation of Segment Adjusted EBITDA. Refer to Non-GAAP Financial Measures below for an explanation of the Company’s calculation of Segment Adjusted EBITDA.

Segment adjusted EBITDA. Segment adjusted EBITDA for the three and nine months ended September 30, 2026 decreased by $2.1 million and $5.5 million, respectively, compared to the same periods in 2025 primarily driven by increased labor and professional service costs to develop the Brook Mine rare earth elements and other critical minerals project in 2026.

Liquidity and Capital Resources

The metallurgical coal markets are volatile in nature; therefore, the Company prioritizes managing its financial position and liquidity, while managing costs and capital expenditures and returning value to its shareholders.

On December 30, 2025, the Company entered into a Third Amended and Restated Credit and Security Agreement, which includes KeyBank National Association and multiple lending parties, in order to, among other things, extend the maturity date and increase the size of the facility. The amended facility has a maturity date of December 30, 2030 (subject to a springing maturity tied to convertible indebtedness), and provides an initial aggregate revolving commitment of $350.0 million as well as an accordion feature to increase the size by an additional $150.0 million subject to certain terms and conditions set forth in the Credit Agreement. The amended facility provides the Company with additional flexibility to pursue further growth in production while meeting normal operating requirements. The terms of the amended facility also require the Company to maintain certain covenants, including a fixed charge coverage ratio. Borrowings under the amended facility may not exceed the borrowing base as determined under the amended formula included in the agreement.

At September 30, 2026, we had $233.0 million of cash and cash equivalents and $141.7 million of remaining availability under our Revolving Credit Facility for future borrowings. The Company’s total current assets were $424.2 million and were in excess of total current liabilities by $316.8 million as of the balance sheet date.

Significant uses of cash during the first nine months of 2026

Uses of cash:

●	Cash flows used in operating activities were $34.4 million, which were driven primarily by a net loss adjusted for non-cash expenses including depreciation, depletion, and amortization, stock-based compensation, as well as deferred income taxes. Changes in operating assets and liabilities also contributed to operating cash outflow driven primarily by an increase in accounts receivable due to higher Q3 2026 shipments which remained uncollected at period end, an increase in inventory due to production and cost of production, and an increase in prepaid and other assets.

●	Cash capital expenditures totaled $80.2 million, which includes offsetting grant income of $0.8 million from the Wyoming Energy Authority associated with the Brook Mine project. In addition to maintenance capital expenditures commonly incurred by the Company and throughout the metallurgical coal industry, a majority of the capital expenditures during 2026 relate to the construction of a new rail loadout and the development of the Beckley Crystal Mine at our Maben complex, as well as the addition of mining sections at our Berwind complex. Each of these capital projects is part of our growth commitments in our low-vol portfolio.

●	Cash outflows for financing activities totaled $92.9 million, which is mainly attributable to $65.9 million in common stock repurchases and $17.6 million in tax payments associated with shares surrendered for withholding taxes for the vesting of stock-based awards during the first quarter of 2026.

Dividends for Class B common stock are based on a percentage of CORE royalty and infrastructure fees for the previous quarter. The Company’s fourth quarter 2026 dividend, to be paid in cash during the fourth quarter, is based on 10% of royalty and infrastructure fees earned in the third quarter of 2026.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025

Royalties
Ramaco Coal	$1,400	$2,634	$5,214	$7,763
Amonate Assets	1,144	820	2,390	2,124
Other	—	—	—	12
Total Royalties	2,544	3,454	7,604	9,899

Infrastructure Fees
Preparation Plants (Processing at $5.00/ton)	4,068	4,184	12,048	13,065
Rail Load-outs (Loading at $2.50/ton, plus adverse coal surcharge at $1.50/ton, if applicable)	2,151	2,010	5,724	6,255
Total Infrastructure Fees	6,219	6,194	17,772	19,320

CORE Royalty and Infrastructure Fees	8,763	9,648	25,376	29,219

Total Available for Dividend for Class B Common Stock	$8,763	$9,648	$25,376	$29,219

Board Approved Dividend Percentage(a)	10.0%	20.0%	16.5%	20.0%

Dividend for Class B Common Stock	$876	$1,930	$4,199	$5,844

(a) The Board of Directors assess dividend declarations on a quarterly basis. Year-to-date percentages represent the weighted average dividend percentage of all dividends declared during the period.

Refer to Note 7 of Part I, Item 1 for additional information regarding dividends declared during the first nine months of 2026. Refer to Note 14 of Part I, Item 1 for additional information regarding dividends declared subsequent to the date of the financial statements.

The Company currently expects to continue declaring dividends on its Class B common stock in the future. However, the declaration, amount, form and timing of any future dividends are subject to the sole discretion of the Board of Directors and may change based on business needs, market conditions or other factors.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported for the period then ended. A discussion of our critical accounting policies and estimates is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of the Annual Report. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

A discussion of off-balance sheet arrangements is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” in the Annual Report. There were no material changes during the nine months ended September 30, 2026.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders, and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income plus net interest expense; stock-based compensation; depreciation, depletion, and amortization expenses; income taxes; accretion of asset retirement obligations; and, when applicable, certain other non-operating and expense items that are non-recurring and not related to the underlying business performance. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as a substitute to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA
Net income (loss)	$(18,235)	$(13,308)	$(51,969)	$(36,741)
Depreciation, depletion, and amortization	17,633	17,091	51,057	51,671
Interest expense, net	1,390	2,250	3,243	7,298
Income tax expense (benefit)	(5,183)	(3,299)	(15,181)	(9,618)
EBITDA	(4,395)	2,734	(12,850)	12,610
Stock-based compensation	5,119	4,731	15,939	12,844
Other non-operating (a)	900	500	900	500
Other expense (b)	899	—	1,456	—
Accretion of asset retirement obligation	483	402	1,472	1,206
Adjusted EBITDA	$3,006	$8,367	$6,917	$27,160

(a) Represents charitable contributions.
(b) Represents non-recurring expenses incurred in connection with our internal reorganization.

Non-GAAP revenue per ton sold - Non-GAAP revenue per ton sold (FOB mine) is calculated as coal sales revenue less transportation revenues and demurrage, divided by tons sold. We believe revenue per ton sold (FOB mine) provides useful information to investors as it enables investors to compare revenue per ton we generate against similar measures made by other publicly traded coal companies and more effectively monitor changes in coal prices from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Revenue per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute for revenue under U.S. GAAP.

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Metallurgical Coal Segment
Revenue	$150,089	$120,996	$29,093	$416,501	$408,611	$7,890
Less: Adjustments to reconcile to Non-GAAP revenue (FOB mine)
Transportation	21,140	16,131	5,009	63,825	55,780	8,045
Non-GAAP revenue (FOB mine)	$128,949	$104,866	$24,083	$352,676	$352,831	$(155)
Tons sold	1,077	873	204	3,025	2,897	128
Non-GAAP revenue per ton sold (FOB mine)	$120	$120	$-	$117	$122	$(5)

Refer to coal sales information for revenue per ton sold (GAAP basis) calculations.

Non-GAAP cash cost per ton sold - Non-GAAP cash cost per ton sold (FOB mine) is calculated as cash cost of sales less transportation, idle, and other costs, divided by tons sold. We believe cash cost per ton sold provides useful information to investors as it enables investors to compare our cash cost per ton against similar measures made by other publicly traded coal companies and more effectively monitor changes in coal cost from period to period excluding the impact of transportation costs which are beyond our control. The adjustments made to arrive at these measures are significant in understanding and assessing our financial performance. Cash cost per ton sold (FOB mine) is not a measure of financial performance in accordance with U.S. GAAP and, therefore, should not be considered as a substitute for cost of sales under U.S. GAAP.

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
(In thousands)	2026	2025	(Decrease)	2026	2025	(Decrease)
Metallurgical Coal Segment
Cost of Sales:	$133,804	$101,842	$31,962	$370,494	$346,326	$24,168
Less: Adjustments to reconcile to Non-GAAP cash cost of sales
Transportation costs	21,116	16,366	4,750	63,552	56,037	7,515
Idle and other costs	1,061	583	478	3,684	1,728	1,956
Non-GAAP cash cost of sales	$111,627	$84,893	$26,734	$303,258	$288,561	$14,697
Tons sold	1,077	873	204	3,025	2,897	128
Non-GAAP cash cost per ton sold (FOB mine)	$104	$97	$7	$100	$100	$-

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our business, we may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. The outcome of these proceedings cannot be predicted with certainty. For a description of our legal proceedings, see “Litigation” in Note 8—Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report, which is incorporated herein by reference.

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

Transportation logistics play an important role in allowing us to supply coal to prospective customers. Any significant delays, interruptions, or other limitations on the ability to transport our coal, including those similar to the rail-related constraints we experienced in 2022, could negatively affect our operations. Delays and interruptions of rail services because of accidents, failure to complete construction of rail infrastructure, infrastructure damage, lack of rail or port capacity, weather-related problems, governmental regulation, terrorism, strikes, lockouts, third-party actions or other events could impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer's purchasing decision. In particular, we have experienced significant increases in the price of diesel fuel, which has contributed to higher transportation costs across our supply chain. Fuel prices, including diesel, are subject to volatility driven by global supply and demand dynamics, geopolitical events (such as conflicts in the Middle East), refining capacity constraints, and regulatory changes, and we can provide no assurance that diesel prices will stabilize or decline in the near term. Increases in transportation costs, including increases resulting from emission control requirements, elevated fuel prices (including in the price of locomotive diesel fuel), and demurrage, could make our coal less competitive, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders.

Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S. and globally, including adverse factors such as inflation, rising interest rates, supply chain disruptions and the impacts of the wars in Ukraine and the Middle East, significantly impact our business. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

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

The ongoing wars in Ukraine and the Middle East have had a broad range of adverse impacts on global economic conditions, some of which have had and are likely to continue to have adverse impacts on our business, including increased raw material and energy costs, softer customer demand and lower steel prices.

Additionally, we are also exposed to risks associated with the business success and creditworthiness of our suppliers and customers. If our customers or suppliers are negatively impacted by a slowdown in economic markets, we may face the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials, and increased risk of insolvency and other credit-related issues of customers or suppliers, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling, or to be unable to fill, our needs at all or on a timely or cost-effective basis. The occurrence of any of these events may adversely affect our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The following table summarizes all share purchases for the three months ended September 30, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands) (1)

July 1, 2026 - July 31, 2026	—	$—	—	$33,922
August 1, 2026 - August 31, 2026	—	$—	—	$33,922
September 1, 2026 - September 30, 2026	—	$—	—	$33,922
	—		—

(1)	In December 2025, the Board of Directors authorized the repurchase of up to $100 million of the Company's Class A common stock over a period of 24 months. The 2025 Stock Repurchase Program does not obligate the Company to repurchase any minimum dollar amount or number of shares. Under the 2025 Stock Repurchase Program, the Company may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise. The Board of Directors also authorized the Company to enter into written trading plans in compliance with Rule 10b-18 of the Exchange Act with a third-party broker to facilitate the repurchase of its Class A common stock pursuant to the 2025 Stock Repurchase Program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

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

Item 5. Other Information

Rule 10b5-1 trading arrangements

During the period covered by this Quarterly Report, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

*31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*95.1	Mine Safety Disclosure

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RAMACO RESOURCES, INC.

November 3, 2026	By:	/s/ Randall W. Atkins
Randall W. Atkins
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

November 3, 2026	By:	/s/ Jeremy R. Sussman
Jeremy R. Sussman
Chief Financial Officer
(Principal Financial Officer)